Form 10QSB
period 1999-03-31
SEAIR GROUP INC
filed 1999-12-30
CIK 873540

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                         Securities Exchange Act of 1934
                    for Quarterly Period Ended March 31, 1999

                                      -OR-

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities And Exchange Act of 1934
              for the transaction period from _________ to________

               Commission File Number               33-55254-10

                                Seair Group, Inc.
                               f/k/a Vicuna, Inc.
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Nevada                                           87-0438825
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

         6831 Edgewater Commerce Parkway, Suite 1110, Orlando, FL 32810
--------------------------------------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                 (407) 445-1035
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                 Check whether the issuer (1) filed all reports
               required to be filed by Section 13 or 15(d) of the
             Securities Exchange Act of 1934 during the preceding 12
           months (or for such shorter period that the registrant was required to file such reports), and (2) has been
                     subject to such filing requirements for
                                the past 90 days.

                                Yes [ ] No [ X ]

              The number of outstanding shares of the registrant's
                  common stock, par value $.001 as of March 31,
                               1999 is 7,341,242.

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                                SEAIR GROUP, INC.
                            CONDENSED BALANCE SHEETS

                                                                                       MARCH 31,            DECEMBER 31,
                                                                                         1999                  1998
                                                                                       (NOTE 1)              (NOTE 1)
                                                                                     (Unaudited)             (Audited)

                                     ASSETS
Current assets:
     Cash and cash equivalents                                                       $    26,195            $    21,081
     Notes receivable from stockholder, net                                                 --                   12,500
     Accounts receivable                                                                  23,428                  6,066
     Inventory, net                                                                      155,163                 85,127
     Prepaid expenses                                                                     21,578                 30,619
                                                                                     -----------            -----------
         Total current assets                                                            226,364                155,393
                                                                                     -----------            -----------

Property and equipment, net                                                                9,438                  9,288

Other assets:
     Goodwill, net                                                                       452,905                458,812
     Deposits                                                                              5,140                  5,140
                                                                                     -----------            -----------
         Total other assets                                                              458,045                463,952
                                                                                     -----------            -----------
                                                                                     $   693,847            $   628,633
                                                                                     ===========            ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                $    23,110            $     6,020
     Accrued liabilities                                                                  65,904                 36,194
     Customer deposits                                                                    90,660                 47,500
     Notes payable                                                                        24,900                   --
     Deposits on unissued stock                                                           29,000                   --
                                                                                     -----------            -----------
         Total liabilities                                                               233,574                 89,714
                                                                                     -----------            -----------

Stockholders' equity:
     Common stock, par value $.001, 25,000,000 shares authorized,
         7,341,242 and 10,257,575 shares issued and outstanding                            7,341                 10,257
     Additional paid-in capital                                                        1,066,784                973,319
     Deficit accumulated during the development stage                                   (613,852)              (444,657)
                                                                                     -----------            -----------

         Total stockholders' equity                                                      460,273                538,919
                                                                                     -----------            -----------
                                                                                     $   693,847            $   628,633
                                                                                     ===========            ===========


     Unaudited -- See accompanying notes to condensed financial statements.

                                SEAIR GROUP, INC.
                       CONDENSED STATEMENT OF OPERATIONS,

                               THREE MONTHS ENDED
                                    MARCH 31,

                                                                                                                        7/9/86
                                                                                                                       (Date of
                                                                                                                      Inception)
                                                                               1999                   1998            to 3/31/99
                                                                               ----                   ----            ----------
REVENUES:                                                                   $   80,573             $     --           $ 148,672
                                                                            ----------             ----------         ---------

COSTS AND EXPENSES:
     Cost of sales                                                              90,230                   --             226,512
     Selling, general & administrative                                         159,538                   --             536,012
                                                                            ----------             ----------         ---------

                                                                               249,768                   --             762,524
                                                                            ----------             ----------         ---------

OPERATING LOSS                                                                (169,159)                  --            (613,852)
                                                                            ----------             ----------

OTHER INCOME                                                                      --                     --                --
                                                                            ----------             ----------         ---------

NET LOSS                                                                    $ (169,195)                  --           $(613,852)
                                                                            ==========             ==========         =========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                                                7,594,146              1,000,000

NET INCOME (LOSS) PER SHARE                                                 $     (.02)            $     --
                                                                            ==========             ==========


     Unaudited -- See accompanying notes to condensed financial statements.

                                SEAIR GROUP, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                                        7/9/86
                                                                                                                       (Date of
                                                                                 Three Months Ended                    Inception
                                                                              1999                  1998               to 3/31/99
                                                                              ----                  ----              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                             $(169,195)             $        --           $(613,852)
     Adjustments to reconcile net loss to
         net cash flows used in operating activities:
              Depreciation and amortization                                   7,632                       --              23,651
              Bad debt expense                                                 --                         --              25,000
              Obsolete inventory write downs                                   --                         --              23,144
              Issuance of stock for services                                 24,300                       --              24,300
              Increase in accounts receivable                               (17,362)                      --             (23,428)
              Increase in inventory                                         (70,036)                      --            (178,307)
              Decrease (increase)  in prepaid expenses                        9,041                       --             (21,578)
              Increase in customer deposits                                  43,160                       --              90,660
              Increase in accounts payable                                   17,090                       --              23,110
              Increase in accrued expenses                                   29,710                       --              33,333
                                                                          ---------              -------------         ---------

     Net cash flows used in operating activities                           (125,660)                      --            (593,967)
                                                                          ---------              -------------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Decrease (increase) in notes receivable                                 12,500                       --             (25,000)
     Purchase of organization costs                                            --                         --                 (50)
Purchase of property and equipment                                           (1,875)                      --             (13,348)
     Increase in deposits                                                      --                         --              (5,140)
                                                                          ---------              -------------         ---------

     Net cash provided by investing activities                               10,625                       --             (43,538)
                                                                          ---------              -------------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Issuance of common stock                                                66,249                       --             743,800
     Issuance of notes payable                                               24,900                       --              24,900
     Deposits on unissued stock                                              29,000                       --              29,000
     Payments on notes payable                                                 --                         --            (134,000)
                                                                          ---------              -------------         ---------

     Net cash flows from financing activities                               120,149                       --             663,700
                                                                          ---------              -------------         ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       5,114                       --              26,195
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               21,081                       --                --
                                                                          ---------              -------------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  26,195              $        --           $  26,195
                                                                          =========              =============         =========

       Unaudited-See accompanying notes to condensed financial statements.

                                SEAIR GROUP, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1-BASIS OF PRESENTATION:

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete statements. Management believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. If such differences prove significant and material, Seair Group, Inc. (the "Company") will file an amendment to this report on Form 10-QSB.

NOTE 2 - DEVELOPMENT STAGE COMPANY

The Company was incorporated under the laws of the State of Nevada on July 9, 1986 and has been in the development stage since inception. On May 28, 1998, the Company acquired World Seair Corporation ("WSC") as a wholly owned subsidiary and changed its name from Vicuna, Inc. to Seair Group, Inc. WSC has designed and developed the Seair Ultralite Flying Inflatable Boat.

NOTE 3 - STOCKHOLDERS' EQUITY:

On January 7, 1999, the Company's two majority stockholders retired 3,500,000 shares of common stock.

During the three months ended March 31, 1999, the Company issued 162,000 shares of its common stock to certain of its officers and employees in lieu of compensation. The value of these shares of common stock was determined to be $.15 per share, which was the average value per share on the date of issue. This resulted in a charge to earnings for compensation in the amount of $24,300.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERALL FINANCIAL CONDITION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate that Seair Group, Inc. (the "Company") will continue as a going concern. For the first three months of 1999 and 1998, the Company incurred losses of $169,000 and $0, respectively. Losses increased in the first three months of 1999 over 1998 due to a full three months of operations in 1999. The Company had not commenced operations in the first three months of 1998. The Company had negative cash flows of $126,000 and $0 from operations in the first three months of 1999 and 1998, respectively.

RESULTS OF OPERATIONS

The Company had revenue from operations of $81,000 during the first three months of 1999, compared to $0 in the first three months of 1998.

Cost of sales for the three months ended March 31, 1999 were $90,000, compared to $0 in the first three months of 1998. Selling, general and administrative costs for the three months ended March 31, 1999 were $160,000 as compared to $0 for the comparable period in 1998.

PLAN OF OPERATION

The Company continues to experience negative cash flows from operating activities. Due to the continued negative cash flow, the Company has continued to raise funds through private placements.

Management's plans to improve the financial position of the Company, with the goal of sustaining the Company's operations for the current year and beyond include: (1) increasing sales through wholesale channels using select distributors and retail channels using direct marketing; and (2) increasing operating efficiencies as the Company progresses further in its development stage.

Part II

ITEM 1 - LEGAL PROCEEDINGS

                  Not applicable.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

                  On January 7, 1999, the Company's two majority stockholders retired 3,500,000 shares of common stock.

                  During the three months ended March 31, 1999, the Company issued 100,000, 50,000, 8,000 and 4,000 shares of its common stock to Steven Weismann, Darren Clark, Scott Bolton, and Thomas Keith, respectively, as compensation in connection with their employment with the Company. The value of these shares of common stock was determined to be $0.15 per share, which was the average value per share on the date of issue. This resulted in a charge to earnings for compensation in the amount of $24,300.

                  During the three months ended March 31, 1999, the Company also issued 421,667 shares for cash of $66,250.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5 - OTHER INFORMATION

                  Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  The following exhibit is filed herewith:

                           Exhibit 27.1 Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SEAIR GROUP, INC.

Dated:  December 30, 1999              By: /s/ Steven H. Kerr
                                           --------------------------
                                           Steven H. Kerr
                                           Chairman of the Board of
                                           Directors and President
                                           (duly authorized
                                           officer of the registrant and
                                           principal financial officer
                                           of the registrant)