Form 10QSB
period 1999-06-01
SEAIR GROUP INC
filed 1999-12-30
CIK 873540

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                         Securities Exchange Act of 1934
                    for Quarterly Period Ended June 30, 1999

                                      -OR-

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities And Exchange Act of 1934
              for the transaction period from _________ to________

                Commission File Number               33-55254-10

                                Seair Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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

                                Yes [ ] No [ X ]

                     The number of outstanding shares of the
                   registrant's common stock, par value $.001
                        as of June 30, 1999 is 7,841,242.

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                                SEAIR GROUP, INC.
                            CONDENSED BALANCE SHEETS

                                                                                      JUNE 30,                   DECEMBER 31,
                                                                                        1999                         1998
                                                                                      (NOTE 1)                     (NOTE 1)
                                                                                     (Unaudited)                   (Audited)

                                     ASSETS
Current assets:
     Cash and cash equivalents                                                          $    57,575               $    21,081
     Notes receivable from stockholder, net                                                    --                      12,500
     Accounts receivable                                                                     11,245                     6,066
     Inventory, net                                                                          77,381                    85,127
     Prepaid expenses                                                                        12,538                    30,619
                                                                                        -----------               -----------
         Total current assets                                                               158,739                   155,393
                                                                                        -----------               -----------

Property and equipment, net                                                                   8,258                     9,288

Other assets:
     Goodwill, net                                                                          446,997                   458,812
     Deposits                                                                                 5,140                     5,140
                                                                                        -----------               -----------
         Total other assets                                                                 452,137                   463,952
                                                                                        -----------               -----------
                                                                                        $   619,134               $   628,633
                                                                                        ===========               ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                   $    97,526               $     6,020
     Accrued liabilities                                                                     99,238                    36,194
     Customer deposits                                                                       34,000                    47,500
     Notes payable                                                                           50,000                      --
                                                                                        -----------               -----------
         Total liabilities                                                                  280,764                    89,714
                                                                                        -----------               -----------

Stockholders' equity:

     Common stock, par value $.001, 25,000,000 shares authorized,

         7,841,242 and 10,257,575 shares issued and outstanding                               7,841                    10,257
     Additional paid-in capital                                                           1,171,184                   973,319
     Deficit accumulated during the development stage                                      (840,655)                 (444,657)
                                                                                        -----------               -----------
         Total stockholders' equity                                                         338,370                   538,919
                                                                                        -----------               -----------
                                                                                        $   619,134               $   628,633
                                                                                        ===========               ===========

     Unaudited -- See accompanying notes to condensed financial statements.

                                SEAIR GROUP, INC.
                        CONDENSED STATEMENT OF OPERATIONS

                                                                                                                        7/9/86
                                                         THREE MONTHS ENDED                SIX MONTHS ENDED            (Date of
                                                              June 30,                          June 30,               Inception)
                                                        1999            1998             1999            1998          to 6/30/99
                                                        ----            ----             ----            ----          ----------
REVENUES:                                           $   122,592      $         0      $   203,202      $         0     $   271,301
                                                    -----------      -----------      -----------      -----------     -----------

COSTS AND EXPENSES:

     Cost of sales                                      166,592           17,500          256,822           17,500         393,104
     Selling, general & administrative                  214,340            5,262          373,878            5,262         750,352
                                                    -----------      -----------      -----------      -----------     -----------

                                                        380,932           22,762          630,700           22,762       1,143,456
                                                    -----------      -----------      -----------      -----------     -----------

OPERATING LOSS                                         (258,303)         (22,762)        (427,498)         (22,762)       (872,155)
                                                    -----------      -----------      -----------      -----------     -----------

OTHER INCOME                                             31,500             --             31,500             --            31,500
                                                    -----------      -----------      -----------      -----------     -----------

NET LOSS                                            $  (226,803)     $   (22,762)     $  (395,998)     $   (22,762)    $  (840,655)
                                                    ===========      ===========      ===========      ===========     ===========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                         7,509,740        5,130,174        7,762,643        5,504,268

NET INCOME (LOSS) PER SHARE                         $      (.03)     $      (.00)     $      (.05)     $      (.00)
                                                    ===========      ===========      ===========      ===========


     Unaudited -- See accompanying notes to condensed financial statements.

                                SEAIR GROUP, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                                          7/9/86
                                                                                           Six Months Ended              (Date of
                                                                                               June 30,                  Inception
                                                                                       1999               1998           to 6/30/99
                                                                                       ----               ----           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                                       $(395,998)         $ (22,762)         $(840,655)
     Adjustments to reconcile net loss to
         net cash flows used in operating activities:
              Depreciation and amortization                                            15,265               --               31,284
              Bad debt expense                                                           --                 --               25,000
              Obsolete inventory write-down                                              --                 --               23,144
              Issuance of stock for services                                           79,300               --               79,300
              Increase in accounts receivable                                          (5,179)              --              (11,245)
              Decrease (increase) in inventory                                          7,746             (3,354)          (100,525)
              Decrease (increase)  in prepaid expenses                                 18,081               --              (12,538)
              (Decrease) increase in customer deposits                                (13,500)              --               34,000
              Increase in accounts payable                                             91,506               --               97,526
              Decrease (increase) in accrued expenses                                 (63,044)              --               66,667
                                                                                    ---------          ---------          ---------

     Net cash flows used in operating activities                                     (139,735)           (26,116)          (608,042)
                                                                                    ---------          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease (Increase) in notes receivable                                           12,500            (25,000)           (25,000)
     Purchase of property and equipment                                                (2,420)              --              (13,893)
     Purchase of organization costs                                                      --                 --                  (50)
     Increase in deposits                                                                --                 --               (5,140)
                                                                                    ---------          ---------          ---------

     Net cash provided by (used for) investing activities                              10,080            (25,000)           (44,083)
                                                                                    ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Issuance of common stock, net of costs                                           116,151            485,860            793,700
     Proceeds from issuance of notes payable                                           50,000               --               50,000
     Repayment of long-term debt                                                         --             (134,000)          (134,000)
                                                                                    ---------          ---------          ---------

     Net cash flows from financing activities                                         166,151            351,860            709,700
                                                                                    ---------          ---------          ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                36,496            300,744             57,575
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         21,081               --                 --
                                                                                    ---------          ---------          ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  57,575          $ 300,744          $  57,575
                                                                                    =========          =========          =========

SUPPLEMENTAL INFORMATION:

     Non-cash  acquisition of World Seair Corporation                               $    --            $ 472,596          $ 472,596
                                                                                    =========          =========          =========

     Non-cash conversion of debt to common stock                                    $    --            $ 300,000          $ 300,000
                                                                                    =========          =========          =========


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

During the six months ended June 30, 1999, the Company issued 437,000 shares of its common stock to certain of its officers and employees in lieu of compensation. The value of these shares of common stock was determined to range from $.15 to $.20 per share, based on the date of issue. This resulted in a charge to earnings for compensation in the amount of $79,300.

During the six months ended June 30, 1999, the Company also converted $24,900 of notes payable to 100,000 shares of common stock.

NOTE 4 - SUBSEQUENT EVENT

On August 31, 1999, the Company entered into a memorandum of understanding with SeaGliders, LLC. SeaGliders has agreed to purchase the Company's product line, assets, and limited liabilities, subject to shareholder approval and the signing of a definitive agreement.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERALL FINANCIAL CONDITION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate that Seair Group, Inc. (the "Company") will continue as a going concern. For the first six months of 1999 and 1998, the Company incurred losses of $427,000 and $23,000, respectively. Losses increased in the first six months of 1999 over 1998 due to a full six months of operations, compared to only one month of operations in 1998. The Company experienced negative cash flows from operations of $140,000 and $26,000 for the first six months of 1999 and 1998, respectively.

RESULTS OF OPERATIONS

The Company had revenue from operations of $203,000 during the first six months of 1999, compared to $0 in the first six months of 1998. Revenue for the three months ended June 30, 1999 was $123,000, compared to $0 in the three months ended June 30, 1998.

Cost of sales for the six months ended June 30, 1999 were $257,000, compared to $18,000 in the first six months of 1998. Cost of sales for the three months ended June 30, 1999 were $166,000 compared to $18,000 for the three months ended June 30, 1998. Selling, general and administrative costs for the six months ended June 30, 1999 were $374,000 as compared to $5,000 for the comparable period in 1998. Selling, general and administrative costs for the three months ended June 30, 1999 were $214,000 as compared to $5,000 for the comparable period in 1998.

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

The Company is currently negotiating the sale of its product line, assets, and limited liabilities to SeaGliders, LLC, and has entered into a memorandum of understanding with respect to such sale. In addition, the Company is continuing to seek other candidates for an acquisition or merger.

Part II

ITEM 1 - LEGAL PROCEEDINGS

                  Not applicable.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

                  During the six months ended June 30, 1999, the Company issued 200,000, 100,000, 50,000, 50,000, 25,000, 8,000 and 4,000
                  shares of its common stock to Steven Weismann, Steven Kerr, Patrick Walsh, Darren Clark, Jeff Lampe, Scott Bolton, and Thomas Keith, respectively, as compensation in connection with their employment with the Company. The value of these shares of common stock was determined to range from $.15 to $.20 per share, based on the date of issue. This resulted in a charge to earnings for compensation in the amount of $79,300.

                  During the six months ended June 30, 1999, the Company also converted $24,900 of notes payable to 100,000 shares of common stock, and issued 546,667 shares for cash of $91,250.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5 - OTHER INFORMATION

                  On August 31, 1999, the Company entered into a memorandum of understanding with SeaGliders, LLC. SeaGliders has agreed to purchase the Company's product line, assets, and limited liabilities, subject to shareholder approval and the signing of a definitive agreement.

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