Form 10QSB
period 1999-09-30
SEAIR GROUP INC
filed 1999-12-30
CIK 873540

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                         Securities Exchange Act of 1934
                  for Quarterly Period Ended September 30, 1999

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

                                Yes [ ] No [ X ]

                     The number of outstanding shares of the
                   registrant's common stock, par value $.001
                     as of September 30, 1999 is 9,961,242.

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                                SEAIR GROUP, INC.
                            CONDENSED BALANCE SHEETS

                                                                                       SEPTEMBER 30,                  DECEMBER 31,
                                                                                           1999                           1998
                                                                                          (NOTE 1)                      (NOTE 1)
                                                                                        (Unaudited)                     (Audited)

                                     ASSETS
Current assets:
     Cash and cash equivalents                                                          $    32,002                     $    21,081
     Notes receivable from stockholder, net                                                    --                            12,500
     Accounts receivable                                                                      2,555                           6,066
     Inventory, net                                                                          15,000                          85,127
     Prepaid expenses                                                                          --                            30,619
                                                                                        -----------                     -----------
         Total current assets                                                                49,557                         155,393
                                                                                        -----------                     -----------

Property and equipment, net                                                                   6,533                           9,288

Other assets:
     Goodwill, net                                                                          441,090                         458,812
     Deposits                                                                                 5,140                           5,140
                                                                                        -----------                     -----------
         Total other assets                                                                 446,230                         463,952
                                                                                        -----------                     -----------
                                                                                        $   502,320                     $   628,633
                                                                                        ===========                     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                   $    42,809                     $     6,020
     Accrued liabilities                                                                    132,571                          36,194
     Customer deposits                                                                       60,061                          47,500
                                                                                        -----------                     -----------
         Total liabilities                                                                  235,441                          89,714
                                                                                        -----------                     -----------

Stockholders' equity:
     Common stock, par value $.001, 25,000,000 shares authorized,
         9,961,242 and 10,257,575 shares issued 1999                                          9,961                          10,257
     Additional paid-in capital                                                           1,276,246                         973,319
     Deficit accumulated during the development stage                                    (1,019,328)                       (444,657)
                                                                                        -----------                     -----------
         Total stockholders' equity                                                         266,879                         538,919
                                                                                        -----------                     -----------
                                                                                        $   502,320                     $   628,633
                                                                                        ===========                     ===========


     Unaudited -- See accompanying notes to condensed financial statements.

                                SEAIR GROUP, INC.
                        CONDENSED STATEMENT OF OPERATIONS

                                                                                                                         7/9/86
                                                         THREE MONTHS ENDED                NINE MONTHS ENDED            (Date of
                                                             SEPTEMBER 30,                    SEPTEMBER 30,             Inception
                                                        1999            1998              1999            1998          to 9/30/99)
                                                        ----            ----              ----            ----          ----------
REVENUES:                                           $    56,346      $         0       $ 259,548$                0      $   327,645
                                                    -----------      -----------      -----------      -----------      -----------
COSTS AND EXPENSES:
     Cost of sales                                      145,358           45,421          402,180           62,921          538,462
     Selling, general & administrative                   89,663           79,724          463,541           84,986          840,015
                                                    -----------      -----------      -----------      -----------      -----------

                                                        235,021          125,145          865,721          147,907        1,378,477
                                                    -----------      -----------      -----------      -----------      -----------

OPERATING LOSS                                         (178,675)        (125,145)        (606,173)        (147,907)      (1,050,828)
                                                    -----------      -----------      -----------      -----------      -----------

OTHER INCOME                                               --               --             31,500             --             31,500
                                                    -----------      -----------      -----------      -----------      -----------

NET LOSS                                            $  (178,675)     $  (125,145)     $  (574,673)     $  (147,907)     $(1,019,328)
                                                    ===========      ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF

    COMMON SHARES OUTSTANDING                         9,536,982        9,957,647        8,209,971        6,230,609

NET INCOME (LOSS) PER SHARE                         $      (.02)     $      (.01)     $      (.07)     $      (.02)
                                                    ===========      ===========      ===========      ===========

     Unaudited -- See accompanying notes to condensed financial statements.

                                SEAIR GROUP, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                                           7/9/86
                                                                                   Nine Months Ended                      (Date of
                                                                                      September 30,                       Inception)
                                                                              1999                    1998                to 9/30/99
                                                                              ----                    ----                ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                            $  (574,673)            $  (147,907)           $(1,019,328)
     Adjustments to reconcile net loss to
         net cash flows used in operating activities:
              Depreciation and amortization                                   22,897                    --                   38,914
              Bad debt expense                                                  --                      --                   25,000
              Obsolete inventory write-downs                                    --                      --                   23,144
              Issuance of stock for services                                  79,300                    --                   79,300
              Decrease (increase) in accounts receivable                       3,511                    --                   (2,555)
              Decrease (increase) in inventory                                70,127                (138,441)               (38,144)
              Decrease in prepaid expenses                                    30,619                    --                     --
              Increase in customer deposits                                   12,561                    --                   60,061
              Increase in accounts payable                                    36,789                    --                   42,809
              Increase in accrued expenses                                    96,377                    --                  100,000
                                                                         -----------             -----------            -----------

     Net cash flows used in operating activities                            (222,492)               (286,348)              (690,799)
                                                                         -----------             -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Increase (decrease) in notes receivable                                  12,500                 (50,500)               (25,000)
     Purchase of property and equipment                                       (2,420)                (10,278)               (13,893)
     Increase in deposits                                                       --                      (400)                (5,140)
     Purchase of organization costs                                             --                      --                      (50)
                                                                         -----------             -----------            -----------
     Net cash provided by (used for) investing activities                     10,080                 (61,178)               (44,083)
                                                                         -----------             -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Issuance of common stock, net of costs                                  223,333                 598,550                900,884
     Repayment of long-term debt                                                --                  (134,000)              (134,000)
                                                                         -----------             -----------            -----------

     Net cash flows from financing activities                                223,333                 464,550                766,884
                                                                         -----------             -----------            -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       10,921                 117,024                 32,002
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                21,081                    --                     --
                                                                         -----------             -----------            -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $    32,002             $   117,024            $    32,002
                                                                         ===========             ===========            ===========

SUPPLEMENTAL INFORMATION:

     Non-cash  acquisition of World Seair Corporation                    $      --               $   472,596            $   472,596
                                                                         ===========             ===========            ===========

     Non-cash conversion of debt to common stock                         $      --               $   300,000            $   300,000
                                                                         ===========             ===========            ===========


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

During the nine months ended September 30, 1999, the Company issued 437,000 shares of its common stock to certain of its officers and employees in lieu of compensation. The value of these shares of common stock was determined to range from $.15 to $.20 per share, based on the date of issue. This resulted in a charge to earnings for compensation in the amount of $79,300.

During the nine months ended September 30, 1999, the Company also converted $124,900 of notes payable to 2,100,000 shares of common stock.

NOTE 4 - SUBSEQUENT EVENTS

On August 31, 1999, the Company entered into a memorandum of understanding with SeaGliders, LLC. SeaGliders has agreed to purchase the Company's product line, assets, and limited liabilities, subject to shareholder approval and the signing of a definitive agreement.

On November 4, 1999, the Company completed a one for seven reverse stock split with respect to its common stock.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERALL FINANCIAL CONDITION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate that Seair Group, Inc. (the "Company") will continue as a going concern. For the first nine months of 1999 and 1998, the Company incurred losses of $575,000 and $148,000, respectively. Losses increased in the first nine months of 1999 over 1998 due to a full nine months of operations, compared to only four month of operations in 1998. The Company experienced negative cash flows from operations of $222,000 and $286,000 for the first nine months of 1999 and 1998, respectively.

RESULTS OF OPERATIONS

The Company had revenue from operations of $260,000 during the first nine months of 1999, compared to $0 in the first nine months of 1998. Revenue for the three months ended September 30, 1999 was $56,000, compared to $0 in the three months ended September 30, 1998. The decrease in revenue from the previous quarter resulted from a reduction in the number of boats sold by the Company.

Cost of sales for the nine months ended September 30, 1999 were $402,000, compared to $63,000 in the first nine months of 1998. Cost of sales for the three months ended September 30, 1999 were $145,000 compared to $45,000 for the three months ended September 30, 1998. Selling, general and administrative costs for the nine months ended September 30, 1999 were $464,000 as compared to $85,000 for the comparable period in 1998. Selling, general and administrative costs for the three months ended September 30, 1999 were $90,000 as compared to $80,000 for the comparable period in 1998.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

                  During the nine months ended September 30, 1999, the Company issued 200,000, 100,000, 50,000, 50,000, 25,000, 8,000 and
                  4,000 shares of its common stock to Steven Weismann, Steven Kerr, Patrick Walsh, Darren Clark, Jeff Lampe, Scott Bolton, and Thomas Keith, respectively, as compensation in connection with their employment with the Company. The value of these shares of common stock was determined to range from $.15 to $.20 per share, based on the date of issue. This resulted in a charge to earnings for compensation in the amount of $79,300.

                  During the nine months ended September 30, 1999, the Company also converted $124,900 of notes payable to 2,100,000 shares of common stock, and issued 666,667 shares for cash of $98,432.

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

                  Exhibit 16(i) Change of Certifying Accountants

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