Form 10KSB40
period 1999-12-31
SEAIR GROUP INC
filed 2000-04-14
CIK 873540

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1999

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ___________ to _______________

Commission File No. 33-55254-10
                    -----------

                    SEAIR GROUP, INC. (Formerly Vicuna, Inc.)
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

       Nevada                                                     87-0438825
---------------------------                                 --------------------
State or other jurisdiction                                   (I.R.S. Employer
incorporation or organization                                Identification No.)

                     6831 Edgewater Commerce, Parkway #1110
                                Orlando, FL 32810
                      ------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (407) 445-1035
                                                   ---------------

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X       No
                              -----       -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: $ 297,109

         The aggregate market value of the common voting stock held by non-affiliates as of April 3, 2000: $6,264,540.

         Shares outstanding of the registrant's common stock as of April 3, 2000: 2,723,416 shares.

         Transitional Small Business Disclosure Format:

                           Yes          No  X
                              -----       -----

                                     PART I

Item 1.  Description of Business.

         (a)      General Business Development

         Seair Group, Inc. (the "Company"), was incorporated under the laws of the State of Nevada on July 9, 1986 under the name Vicuna, Inc. and has been a development stage company since its inception. The Company was organized to raise capital and then seek out, investigate and acquire any suitable asset, property or other business potential. No specific business or industry was originally contemplated. The Company was formed as a "blank check" company for the purpose of seeking a business acquisition without regard to any specific industry or business.

          On June 30, 1993, the Company's registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission ("SEC"). Subsequently, the Company sought potential acquisition candidates but was unsuccessful in its search. In May 1998 the Company located an acquisition candidate and consummated a share exchange transaction.

         In connection with an Agreement and Plan of Reorganization dated May 22, 1998, the Company consummated a 2.1 for 1 forward split of its issued and outstanding common stock and thereafter issued an aggregate of 6,025,000 shares of restricted common stock to the stockholders of World Seair Corporation, a private Florida corporation incorporated in June, 1997, in exchange for their 3,012,500 shares of World Seair Corporation common stock (hereafter referred to as "WSC"). The 6,025,000 shares represented approximately 71.4% of the 8,125,000 shares of Common Stock of the Company issued and outstanding immediately following the acquisition and resulted in a change of control of the Company. All of the Company's officers and directors resigned upon the appointment of a new Board of Directors and executive officers which were the existing executive officers and directors of WSC. Upon consummation of the acquisition, all previously issued shares of WSC were canceled and WSC issued 100 shares of its common stock to the Company, thereby becoming a wholly-owned subsidiary of the Company. WSC ceased operations and all operating activities were carried on by the Company. A Current Report of a Form 8-K reporting the transaction was filed with the Securities and Exchange Commission ("SEC") on May 28, 1998.

         As a part of the acquisition of WSC, the Company amended its Articles of Incorporation to provide for a name change to Seair Group, Inc. on May 26, 1998. Since May 1998, the Company has continued to pursue the previous business of its wholly-owned subsidiary, WSC, as described below.

         (b)      Business of the Company.

         General

         From May 1998 until approximately the third quarter of 1999, the Company developed a proprietary ultra-light flying boat for the recreational boating industry. The Company principally marketed its ultra-light flying boat (the "Flying Boat") on the Internet through its website, magazines, television, boat shows and air shows. As a result of material changes in the regulations relating to the certification of operators of ultra-lights and structural problems with the hulls of the Flying Boat, the Company ceased the manufacture, marketing and sale of its Flying Boats. See "History" and "Marketing and Distribution" below.

         History

         In connection with the Company's acquisition of WSC in May 1998, the Company continued with the design and development of an ultra-light flying inflatable boat known as the "Seair Flying Boat." The Flying Boat, which consists of an ultra-light plane that floats, was manufactured by unaffiliated third parties and assembled by the Company at its facility in Orlando, Florida.

         In mid-1999, the United States Ultralight Association ("USUA"), the governing body which regulates ultra-light craft through the Federal Aviation Administration ("FAA"), amended the rules relating to the licensing of ultra-light operators. Specifically, the USUA now required that operators receive 100 hours of flight instruction as opposed to the ten (10) hours of instruction which was previously required to be certified to operate ultra-light craft. As a result of this significant policy change, management determined that the market for its sole product, the "Flying Boat", would greatly diminish and not provide the revenues previously anticipated over time.

         In addition, management became aware that the hulls of the boats it had sold and was selling had potentially defective hulls and notified the hulls' manufacturer of this potential problem. It thereafter ceased sales of its boats and their manufacture by a third party and it sought to have the hull manufacturer replace the hulls on those boats sold and in the manufacturing stage. The Company attempted for a period of three months to repair the hulls on its own but was not 100% successful in such repair efforts. Due to the manufacturer's refusal to replace the hulls at no cost, and the inability of the Company to properly repair the hull units on its own, management determined that it was in the best interests of its shareholders to cease this business and locate a potential purchaser to acquire the operating business, assets and certain liabilities.

         In August 1999, management determined to sell the Company's operating business, assets and certain liabilities to a third party private company owned by an employee of the Company. A Memorandum of Understanding (the "MOU") was executed with SeaGliders, LLC, a privately-held Florida limited liability company ("SeaGliders") and the transaction was subsequently approved by the holders of a majority of the Company's issued and outstanding shares of Common Stock in November 1999. However, a definitive agreement has not been entered into pending the repurchase of the Flying Boats sold domestically by the Company to limit potential future liability which may be attributable to the defective hulls. The repurchase of such Flying Boats has been delayed until the second quarter of the current fiscal year because of the time required to raise the necessary funding through the sale of equity and to negotiate the repurchase terms with the existing owners. To date, three (3) of the Flying Boats have been repurchased and it is anticipated that the remaining nine (9) Flying Boats will be repurchased by the Company in the second quarter of the current fiscal year. At such time it is expected that the transaction with SeaGliders will be consummated on terms which may vary from those in the MOU. See "Certain Relationships and Related Transactions."

         Industry

         The ultra-light flying craft industry is a small section of the greater aviation industry. The companies which compete with the Company build ultra-lights to order. They are generally small companies with a relatively low number of employees limited capital resources, no insurance or facilities. Some of the Company's competitors manufacture their ultra-lights in a garage. As a result of their lower overhead expenses, they are able to offer their products to a greater number of potential purchasers as a result of the lower cost basis. See "Competition" below.

         Manufacture

         The Flying Boat is comprised of a fiberglass hull and a rubber inflatable raft which is used for flotation purposes. It also has a stainless steel frame manufactured by an unaffiliated third party in Fort Lauderdale, Florida, a 64 horsepower Rotex motor, and a 17 1/2 meter wing manufactured by Northwing, a California wing manufacturer Once all of the parts are delivered to the Company's Orlando, Florida facilities, they are assembled into a finished product.

         Marketing and Distribution

         The Company has marketed its Flying Boat by a variety of means. The Flying Boat has been marketed on the Internet through the Company's website, "www.seair.com." It has also been marketed through advertising in several magazines, including "Sport Fishing," Power Boat and Motor Yacht," "Trader-Ultra Flight," "Celebrity Golf" and "Great Outdoors." The Company's Flying Boat has also appeared on the national television shows "Baywatch" and "Action Television" in March 1999 and February 2000, respectively, as well as local Orlando-based television shows. The Flying Boat also was featured in a children's full-length movie, "Critter Gitters" currently on video. Marketing of the Flying Boat was very successful but as a result of the potential hull defect, the Company ceased marketing efforts until the problem could be corrected. The Company distributed the Flying Boat through three distributors in the United States pursuant to one year agreements. These distributors were located in 1) Washington - Oregon, 2) Maryland, and 3) Minnesota. In addition, the Company also established distribution relationships in Brazil and Argentina. All distribution agreements have since expired and there are no plans to establish any new distributorships at the present time. See "Business - General" herein.

         Competition

         The companies which compete with the Company build ultra-lights to order. They are generally small companies with relatively low number of employees, limited capital resources, no insurance or facilities. Some of the Company's competitiors manufacture their ultra-lights in a garage. As a result of their lower overhead expenses, they are able to offer their products to a greater number of potential purchasers as a result of the lower cost basis. The Company's competition is from other ultra-light manufacturers which sell less expensive ultra-light models ranging in price from $15,000 to $35,000. The Flying Boat retails for approximately $24,000. The Flying Boat is unique because it has the ability to take off and land in the water. It is also easily transported and assembled. The wing can be assembled, attached to the unit and ready for flight in approximately 30 minutes.

         Patents and Proprietary Rights

         Currently, the Company has no patents, trademarks or copyrights on any of its products. Management may seek patent, trademark and related legal protection in the future where it deems the same to be beneficial to its business. Notwithstanding the foregoing, the Company does not intend to be solely dependent upon patent protection for any competitive advantage. The Company expects to rely on its technological expertise and early entry into the marketplace with respect to its products.

         Governmental Approvals and Regulations

         Management is not aware of and does not believe that there are any specifically applicable compliance requirements under state or federal environmental or related laws relating to the manufacture of the Flying Boat. There are, however, USUA rules and regulations which govern the operation of the Flying Boat. See "History" herein.

         Employees

         As of April 3, 2000 the Company had two (2) full-time employees located at its office in Orlando, Florida, including Steven H. Kerr, president of the Company, and one (1) part-time employee.

         None of the Company's employees are covered under a collective bargaining agreement.

         Research and Development Costs

         The amount of funds expended by the Company in each of its last two fiscal years (which are designated as having been expended on research and development) is $0 for the year ended December 31, 1999 and approximately $25,600 for the year ended December 31, 1998.

Item 2.  Properties.

         The Company presently has no significant properties.

         The Company's research and development facilities are located at its executive offices which are located at 6831 Edgewater Commerce Parkway, #1110, Orlando, Florida. The Company leases this space, consisting of approximately 6,000 square feet, from an unaffiliated third party for three (3) years at $3,445.00 per month. The lease expires on July 31, 2001. The Company may terminate the lease upon 30 days prior written notice. The Company believes its present facilities are sufficient for its current needs.

Item 3.  Legal Proceedings.

         a) The Patten Group, Inc. v. World Seair Corporation, Case No. CL99-10544AJ in the Circuit Court in and for Palm Beach County, Florida, filed November 3, 1999. The plaintiff, manufacturer of the Company's Flying Boat, brought an action against the Company's wholly-owned subsidiary, WSC, alleging breach of contract as to oral agreements between the Company and the plaintiff for services, costs, materials, labor and goods, Goods Sold, Open Account and Quantum Meruit. The plaintiff claimed that there was a failure to make payment of $44,489.00 and sought judgment for such amount, together with interest and costs including reasonable attorney's fees. In April 2000, the parties reached a settlement and the Company has agreed to pay plaintiff $11,000 in consideration for a Dismissal of the action with Prejudice and mutual releases.

         b) Boyce v. Steve H. Kerr and Seair Group, Inc., Case No. DC-6676-99, Superior Court of Ocean County, New Jersey, Special Civil Part, filed on August 23, 1999. The plaintiff brought suit against the Company claiming that he purchased a used Seair Flying Boat and that the Company was not honoring its warranty. The plaintiff's claim was for damages in the sum of $10,000.

         c) Scipione v. Steve Kerr and Seair Group, Inc., Case No. DC-6839-99, Superior Court of Ocean County, New Jersey, Special Civil Part, filed on or about August 2, 1999. The plaintiff alleged that the Company sold her a used rather than new Seair 2000, the Company's Flying Boat, and sought damages for $10,000.

                  The Boyce and Scipione matters (both b) and c) above) were settled on or about March 30, 2000 for a total payment of $18,500 by the Company and the execution of mutual releases by all of the parties.

Item 4.  Submission of Matters to a Vote of Security Holders.

         In November 1999, the Company obtained the written consent of the holders of a majority of the issued and outstanding voting securities of the Company for a one for seven reverse split of the Company's issued and outstanding common stock to be effective upon a date to be set in the future by the Company's Board of Directors. On March 6, 2000, the Board of Directors set the close of business on March 16, 2000 to be the effective date of the reverse split.

         Such shareholders also approved, by written consent, the sale of the Company's operating business, assets and certain liabilities to SeaGliders subject to the terms of a definitive agreement between the Company and SeaGliders. The transaction has not been consummated as of the date of this report as the Company has been in the process of satisfying certain outstanding liabilities prior to entering into a definitive agreement. See "Business-History."

                                     PART II

Item 5.  Market for Common Equity and Related Stockholders Matters.

         The Common Stock of the Company is quoted on the NASD Electronic Bulletin Board, under the symbol "SEIR." Previous to the one for seven reverse split effected on March 16, 2000, the Company's common stock was quoted under the symbol "UFLY."The following table sets forth the highest and lowest bid prices for the Common Stock for each calendar quarter during the last two years and subsequent interim periods as reported by the National Quotation Bureau. The prices set forth below, which do not reflect such split, except for fiscal 2000 information, represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

         Fiscal 1998                        High Bid              Low Bid
         -----------                        --------              -------

         First Quarter                         --                      --
         Second Quarter                       2.53                    1.76
         Third Quarter                        2.34                     .56
         Fourth Quarter                        .875                    .25

         Fiscal 1999
         -----------

         First Quarter                         .65                     .29
         Second Quarter                        .375                    .125
         Third Quarter                         .15                     .09
         Fourth Quarter                        .18                     .03

         Fiscal 2000
         -----------

         First Quarter                        5.00                    1.375
         April 1-10                           2.625                   2.375

         (b)      Holders.

         The approximate number of record holders of the Company's Common Stock as of April 3, 2000 is 428.

         (c)      Dividends.

         The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

PLAN OF OPERATION

         Upon the anticipated consummation of the transaction with SeaGliders, the Company will once again be considered a "blank check" company, having no business or operations. Management intends to enter into a business combination with a target company in exchange for its securities. As of the filing date of this report, neither the Company's sole officer and director nor any affiliate has engaged in any material discussions or negotiations with any representative of any specific entity regarding the possibility of a business combination with the Company.

         Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates may pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of Company stock retained by management and its affiliates, or both.

         The Company currently has two (2) full time employees, one of whom is the president and the other a principal of SeaGliders and one (1) part-time employee. Upon the anticipated consummation of the SeaGliders transaction, the Company's president has agreed to allocate a portion of his time to the Company's activities, without compensation. The president anticipates that the Company's business plan can be implemented by his devoting no more than approximately 40 hours per month to the Company's business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

         The Company's Articles of Incorporation provide that it may indemnify its officers and/or directors for its liabilities, which can include liabilities arising under the securities laws. Therefore, the Company's assets could be used or attached to satisfy any liabilities subject to such indemnification.

RESULTS OF OPERATIONS

Year ended December 31, 1999 compared to the year ended December 31, 1998

         During 1998, the Company continued the development started by its wholly-owned subsidiary, WSC in 1997, of the prototype of the Flying Boat, an ultra-light flying inflatable boat. Research and development costs were higher in 1998 because the majority of the expenditures were for materials for the actual construction of the prototype. With the completion of testing and refinement of the prototype in 1998, the Company began selling the Flying Boat in the fourth quarter of 1998, with total sales for 1998 being $68,000. The Company had revenue from operations of $297,000 during 1999, an increase of $229,000 or 337% from 1998.

         Cost of sales for the year ended 1999 were $254,000, compared to $135,000 during 1998, an increase of $119,000 or 88%. This increase was attributable to the purchase of raw materials required to produce the Flying Boat. Selling, general and administrative costs for the year ended 1999 were $560,000 as compared to $524,000 for 1998, an increase of $36,000 or 7%. This increase was attributable to an increase in salaries and related expenses. See "Liquidity and Capital Resources".

Liquidity and Capital Resources

         As of December 31, 1998, the Company expended $26,000 on direct research and development of the prototype. During 1999, it was determined that there were several structural defects in the hulls of the Flying Boats and the Board of Directors determined that a full and complete recall of the Flying Boats was necessary. The Company has reserved $190,000 as an expense for the Flying Boat repurchase program and has raised approximately $200,000 through the sale of its restricted Common Stock to several accredited investors in the first quarter of fiscal 2000 to fund this program.

General Business Plan

         The Company's plan is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Securities Exchange Act of 1934 (the "Exchange Act"). Management does not intend to restrict the search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to the Company's stockholders because it will not permit the Company to offset potential losses from one venture against gains from another.

         The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

         It is anticipated that the selection of a business opportunity in which to participate will be complex and extremely risky. Management believes (but has not conducted any research to confirm) that there are business entities seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for stockholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

         The Company has, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a public company without incurring the cost and time required to conduct an initial public offering. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a business combination for the owners of a target company.

         The analysis of new business opportunities will be undertaken by, or under the supervision of, the Company's sole officer and director who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not foreseeable now, but which may be anticipated to impact the Company's proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

         The Exchange Act requires that any merger or acquisition candidate comply with certain reporting requirements, which include providing audited financial statements to be included in the reporting filings made under the Exchange Act. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained at or within the required period of time after closing of the proposed transaction.

         The Company may enter into a business combination with a business entity that desires to establish a public trading market for its shares. A target company may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public stockholders or the inability to obtain an underwriter or to obtain an underwriter on satisfactory terms.

         The Company does not intend to restrict its search for any specific kind of business entities, but may acquire a venture, which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

         Management, which in all likelihood will not be experienced in matters relating to the business of a target company, will rely upon its own efforts in accomplishing the Company's business purposes. Following a business combination the Company may benefit from the services of others in regard to accounting, legal services, underwriting and corporate public relations. If requested by a target company, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

         A potential target company may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target company may be presented to the Company only on the condition that the services of a consultant or advisor are continued after a merger or acquisition. Such preexisting agreements of target companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target company.

Acquisition of Opportunities

         In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. On the consummation of a transaction, it is likely that the present management and the Company's stockholders will no longer be in the Company's control. In addition, it is likely that the Company's sole officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

         It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a "blank check" company. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the such securities in the future if such a market develops, of which there is no assurance.

         While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

         With respect to negotiations with a target company, management expects to focus on the percentage of the Company which target company stockholders would acquire in exchange for their stockholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's stockholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's stockholders at such time.

         The Company will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.

         The Company will not enter into a business combination with any entity, which cannot provide audited financial statements at or within the required period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the duty to file audited financial statements as part of or within 60 days following the due date for filing a Current Report on Form 8-K which is required to be filed with the SEC within 15 days following the completion of the business combination. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be void at the discretion of present management.

Undertakings and Understandings Required of Target Companies

         As part of a business combination agreement, the Company intends to obtain certain representations and warranties from a target company as to its conduct following the business combination. Such representations and warranties may include (i) the agreement of the target company to make all necessary filings and to take all other steps necessary to remain a reporting company under the Exchange Act, (ii) imposing certain restrictions on the timing and amount of the issuance of additional free-trading stock, including stock registered on Form S-8 or issued pursuant to Regulation S, and (iii) giving assurances of ongoing compliance with the Securities Act of 1933, as amended, the Exchange Act, the General Rules and Regulations of the SEC, and other applicable laws, rules and regulations.

         A prospective target company should be aware that the market price and volume of its securities, when and if listed for secondary trading, may depend in great measure upon the willingness and efforts of successor management to encourage interest in the Company within the United States financial community. The Company does not have the market support of an underwriter that would normally follow a public offering of its securities. In addition, certain market makers may take short positions in the Company's securities, which may result in a significant pressure on the market price of such securities. Management may consider the ability and commitment of a target company to actively encourage interest in its securities following a business combination in deciding whether to enter into a transaction with such company.

         A business combination with the Company separates the process of becoming a public company from the raising of investment capital. As a result, a business combination with the Company normally will not be a beneficial transaction for a target company whose primary reason for becoming a public company is the immediate infusion of capital. The Company may require assurances from the target company that it has or that it has a reasonable belief that it will have sufficient sources of capital to continue operations following the business combination. However, it is possible that a target company may give such assurances in error, or that the basis for such belief may change as a result of circumstances beyond the control of the target company.

         Prior to completion of a business combination, management may generally require that it be provided with written materials regarding the target company containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 75 days following completion of a business combination; and other information deemed relevant.

  Item 7.  Financial Statements.

         Audited consolidated balance sheets as of December 31, 1999 and 1998 and related statement of operations, stockholders' deficiency and cash flows for the years then ended and for the period from July 9, 1986 (inception) to December 31, 1999 are included after Item 12. herein.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Management is not aware, and has not been advised by any former accountants, of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Management has not consulted the accountants regarding either the application of accounting principles to any specified transaction or any disagreement with any former accountants.

         The Company filed a Form 8-K on February 23, 2000 reporting a change in its accountants. The change in accountants was not the result of any disagreements over accounting matters, financial disclosures, or any other limitations on the scope or procedure of the independent auditor in the course of performing professional services.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

                  (a) Identification of Directors.

         The current directors of the Company will serve until the next annual (or special in lieu of annual) meeting of shareholders at which directors are elected and qualified. Names, age, period served and positions held with the Company are as follows:

                  Name             Age             Positions
                  ----             ---             with Company
                                                   ------------

         Steven H. Kerr            39              Chairman of the
                                                   Board, President, Secretary,
                                                   Principal Financial Officer
         *Anthony Goble

         *Steven G. Weismann

--------------------------------------------------------------------------------
* Mr. Goble resigned as a director of the Company in March, 1999. Mr. Weismann resigned all positions with the Company on July 23, 1999.

         Steven H. Kerr. From May 1998 to the present, Mr. Kerr has been President and a Director of the Company. Since March 1999, upon the resignation of Anthony Goble, he has also been Chairman, and upon the resignation of Steven Weismann in July 1999, Mr. Kerr has also been Secretary and Principal Financial Officer of the Company. Prior to joining the Company, Mr, Kerr was director of finance and sales at Cycle Sports Center, a Yamaha and Kawasaki dealer, located in Orlando, Florida. From May 1991 to May 1998. From October 1989 to May 1991, he was in sales and employee training at Mile High Honda and Acura in Denver, Colorado. From May 1984 to August 1989, Mr. Kerr was manager of sales and finance at Seminole Honda in Orlando, Florida.

                  (b) Directorships.

         The current director holds no other directorships in any Company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any Company registered as an investment Company under the Investment Company Act of 1940, except as disclosed herein.

         (c)      Identification of Certain Significant Employees.

                  None

         (d)      Family Relationships.

                  None.

Item 10. Executive Compensation.

                                      SUMMARY COMPENSATION TABLE

                    Annual Compensation                                Long Term Compensation
                    -------------------                                ----------------------
                                                                               Awards     Payouts
Name             Fiscal                            Other                                  All
and              Year                              Annual      Restd.                     Other
Principal        Ended                             Compen-     Stock            LTIP      Compen-
Position         December 31    Salary   Bonus     sation      Awards  Options Payouts    sation
-----------------------------------------------------------------------------------------------------
Steven H. Kerr    1999        $  60,000   0.00      0            (1)     None     None     (1)
                  1998        $  45,000   0.00      0            None    None     None     None


Steven G.         1999        $  30,000   0.00      0            (2)     None     None     (2)
Weismann          1998             None   0.00      0            None    None     None     None

-----------------------------
         (1) Mr. Kerr, Chairman of the Board of Directors, has served as President since May 1998 and Chairman since March 1999, and Secretary and Principal Financial Officer since July 1999. He received 1,825,000 shares of Common Stock from the Company in exchange for his shares of WSC in May 1998. In December 1998, he returned 500,000 shares to the Company's treasury pursuant to an earlier agreement with the Company. In January 2000, the Board of Directors approved the issuance of 200,000 pre-split shares of common stock (28,571 post-split shares) to Mr. Kerr for services rendered to the Company as President in lieu of cash compensation of $20,000 in fiscal 1999. Such shares were issued on or about April 11, 2000 to Mr. Kerr. See "Management."

         (2) Mr. Weismann became vice president, secretary, principal financial officer and a director in November 1998. He served in such capacities until his resignation in July 1999. Mr. Weismann received 100,000 shares of pre-split common stock approved by the Board of Directors on or about February 24, 1999 for services rendered to the Company as a member of the Board of Directors in the fourth quarter of 1998 and an additional 100,000 pre-split shares of common stock approved by the Board of Directors on March 22, 1999 for services rendered to the Company as a member of the Board of Directors in the first quarter of 1999.

 Option Grants in 1999

         There were no options granted in the fiscal year ended December 31, 1999.

         (d)      Aggregated Option/SAR Exercises and Fiscal

         Year End Option/SAR Value Table

                  None

         (e)  Long Term Incentive Plan ("LTIP") Awards Table

                  None

         (f)      Compensation of Directors.

                  None

         (g) Employment Contracts and Termination of Employment and Change in Control Arrangements

         (h)      Report on Repricing of Options/SARS

                  None

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         (a)      Security Ownership of Certain Beneficial Owners.

         The following table sets forth, as of April 3, 2000 the ownership of Common Stock by persons known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock after giving effect to the one for seven reverse split of the Company's Common Stock of March 16, 2000:

Title             Name and Address of                Amount and Nature of                        Percent
of Class          Beneficial Owner                   Beneficial Ownership(1)                     of Class
--------          ----------------                   -----------------------                     --------
Common            Lighthouse Holdings, Inc.                   142,857                            5.25%
Stock             P.O. Box 127
                  Town Centre Mall
                  Providenciales, Turks & Caicos

Common            Shirley Trading Corp.                       142,857                            5.25%
Stock             c/o Caribbean Management Ltd.
                  West Wind Bldg., 3rd Floor
                  P.O. Box 1044GT
                  Grand Cayman
                  Cayman Islands, BWI

--------------------------------------

         (1) All of these shares are shown of record as of April 3, 2000, pursuant to the Company's stock transfer records and reflect the one for seven reverse split of the common stock effective on March 16, 2000. These numbers do not include shares shown to be held by clearing firms or broker-dealers.

         (b)      Security Ownership of Management.

         The following table sets forth, as of April 3, 2000 the beneficial common stock ownership of all directors, executive officers, and of all directors and officers as a group after giving effect to the one for seven reverse split of the Company's Common Stock on March 16, 2000:

Title             Name and Address of                Amount and Nature of                        Percent
of Class          Beneficial Owner                   Beneficial Ownership(1)                     of Class (1)
--------          ----------------                   --------------------                        --------
Common            Steven H. Kerr                     85,715                                       3.2%
Stock             6831 Edgewater Commerce
                  Parkway #1110
                  Orlando, FL 32810


                  All Officers and Directors
                  as a group (1 person)              85,715                                       3.2%

---------------------------------------------
(1) Does not include an additional 28,571 shares of post-split common stock issued to Mr. Kerr on April 11, 2000 for services rendered to the Company in lieu of cash compensation of approximately $20,000 in fiscal 1999.

         (c)      Changes in Control.

         Except as described in this report there are no arrangements, known to the Company, including any pledge by any person of securities of the Company or of any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.

         The Company entered into a Memorandum of Understanding ("MOU") subject to the execution of a definitive agreement with SeaGliders, a privately-held Florida limited liability company, for SeaGliders to purchase the operating business, assets and certain disclosed liabilities of the Company (the "Business"). The purchase price for the Business is equal to the operating assets of the Company less the operating liabilities listed on the Company's balance sheet for the period ending August 31, 1999 (the "Purchase Price"). The MOU provides that SeaGliders will release the Company from certain liabilities which it would assume in exchange for certain agreed upon compensation from the Company in the aggregate amount of $121,000 to be applied to the total Purchase Price to be paid by SeaGliders. In the event that the credit exceeds the Purchase Price, SeaGliders will purchase a negotiated number of shares of the Company's Common Stock at a discounted price from the 30 day trading market price. In addition, the Company would hold a promissory note from SeaGliders for the Purchase Price which would bear simple interest at 6% per annum commencing from the date of the promissory note and payable annually commencing one year from the date of the promissory note. The promissory note would be due and payable three (3) years from the date of issuance. The terms of the proposed transaction were negotiated at arms-length and management believes that the price to be paid for the Business is reasonable in view of the fact that there were no other interested parties at the time due to the Company's potential liabilities and that the consideration to be paid is reasonably likely to be greater than the value of the Property if otherwise disposed of on a liquidation basis.

Item 13.   Exhibits.

         (a)      The following exhibits are filed as a part of this report:

                  (2) Agreement and Plan of Reorganization dated May 22, 1998 filed as an exhibit and incorporated by reference to the Company's Form 8-K filed on May 28, 1998.

                  (3) Amendment to Articles of Incorporation dated May 26, 1998 filed as an exhibit incorporated by reference to the Company's Form 8-K filed on May 28, 1998.

                  (4) Promissory Note issued by the Company to Edward H. Vick dated December 15, 1999.

                  (10.1) Memorandum of Understanding between the Company and SeaGliders dated August 31, 1999.

                  (10.2) Lease Agreement between the Company and Browning Development Sunshine Properties dated June 25, 1998.

                  (11)  Statement re: computation of per share earnings.

                  (16) Letter on change in certifying accountant filed as an exhibit and incorporated by reference to the Company's Form 8-K filed on February 23, 2000.

                  (21)  Subsidiaries of the registrant.

                  (27)  Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  (i) Form 8-K dated December 29, 1999, as filed with the Securities and Exchange Commission on February 23, 2000.

                  (ii) Form 8-K dated March 6. 2000, as filed with the Securities and Exchange Commission on March 15, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SEAIR GROUP, INC.


Date:  April 13, 2000                    By:  /s/ Steven H. Kerr
                                              --------------------
                                                 Steven H. Kerr,
                                                        President and Principal
                                                        Financial Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ Steven H. Kerr                                           April 13, 2000
------------------------                                      --------------
Steven H. Kerr                                                      Date
Chairman & Director

                                SEAIR GROUP, INC.
                          (A Development Stage Company)

                              Financial Statements

                               For the Years Ended
                           December 31, 1999 and 1998



                                SEAIR GROUP, INC.
                          (A Development Stage Company)

                                Table of Contents


------------------------------------------------------------------------------------------------------------------------------
Report of Independent Certified Public Accountants                                                                       F - 1

Consolidated Balance Sheets                                                                                              F - 2

Consolidated Statements of Operations                                                                                    F - 3

Consolidated Statements of Stockholders' Deficit                                                                         F - 4

Consolidated Statements of Cash Flows                                                                                    F - 5

Notes to Consolidated Financial Statements                                                                     F - 6 to F - 12


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Seair Group, Inc.

We have audited the accompanying balance sheet of Seair Group, Inc., (a development stage entity), as of December 31, 1999, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seair Group, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has experienced significant operating losses, an accumulated deficit and negative working capital at December 31, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Meeks, Dorman & Company, P.A.


Longwood, Florida
March 30, 2000


                                    SEAIR GROUP, INC.
                              (A Development Stage Company)

                                      Balance Sheets

---------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                                        1999
---------------------------------------------------------------------------------------------------------------------------
Assets

Current assets:
      Accounts receivable                                                                                        $    6,435
      Inventory, net                                                                                                 40,992
      Prepaid expenses                                                                                                1,667
---------------------------------------------------------------------------------------------------------------------------
          Total current assets                                                                                       49,094
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                                                           7,551
---------------------------------------------------------------------------------------------------------------------------

Other assets:
      Deposits                                                                                                        5,140
---------------------------------------------------------------------------------------------------------------------------
                                                                                                                 $   61,785
===========================================================================================================================

Liabilities and Stockholders' Deficit

Current liabilities:
      Bank overdraft                                                                                             $    2,418
      Note payable                                                                                                   15,000
      Accounts payable                                                                                               21,149
      Accrued payroll and related taxes                                                                              59,129
      Accrued other                                                                                                  11,000
      Customer deposits                                                                                               2,500
      Deposits on unissued stock                                                                                     24,000
      Due to stockholder                                                                                              5,541
      Reserve for repurchase of boats                                                                               190,000
---------------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                                                 330,737
---------------------------------------------------------------------------------------------------------------------------

Stockholders' deficit:
      Common stock, par value $.001, 25,000,000 shares authorized,
          9,961,242 shares issued and outstanding                                                                     9,961
      Additional paid-in capital                                                                                  1,273,221
      Deficit accumulated during the development stage                                                           (1,552,134)
---------------------------------------------------------------------------------------------------------------------------
          Total stockholders' deficit                                                                              (268,952)
---------------------------------------------------------------------------------------------------------------------------
                                                                                                                 $   61,785
===========================================================================================================================

   The accompanying notes are an integral part of these financial statements.


                                SEAIR GROUP, INC.
                          (A Development Stage Company)

                            Statements of Operations

-----------------------------------------------------------------------------------------------------------------
                                                                                                June 9, 1997
                                                                                               (Inception) to
Year Ended December 31,                                         1999            1998         December 31, 1999
-----------------------------------------------------------------------------------------------------------------
Revenues:
     Boats                                                     $  270,220       $   35,408           $    305,628
     Engines & parts                                               19,525           32,691                 52,216
     Other                                                          7,364                -                  7,364
-----------------------------------------------------------------------------------------------------------------
        Total revenues                                            297,109           68,099                365,208
-----------------------------------------------------------------------------------------------------------------

Cost of sales:
     Boats                                                        188,182           28,240                216,422
     Engines & parts                                               17,381           32,167                 49,548
     Research and development                                           -           25,592                 25,592
     Other                                                         49,333           48,736                 98,069
-----------------------------------------------------------------------------------------------------------------
        Total cost of sales                                       254,896          134,735                389,631
-----------------------------------------------------------------------------------------------------------------

Gross profit (loss)                                                42,213          (66,636)               (24,423)
-----------------------------------------------------------------------------------------------------------------

Operating expenses                                                560,405          524,182              1,286,067
-----------------------------------------------------------------------------------------------------------------

Loss from operations                                             (518,192)        (590,818)            (1,310,490)
-----------------------------------------------------------------------------------------------------------------

Other income and (expense)
     Reserve for repurchase of boats                             (190,000)               -               (190,000)
     Obsolete inventory write-down                                      -          (23,144)               (23,144)
     Interest expense                                                   -          (85,000)               (85,000)
     Gain on sale of securities                                    31,500                -                 31,500
     Miscellaneous income                                          25,000                -                 25,000
-----------------------------------------------------------------------------------------------------------------
                                                                 (133,500)        (108,144)              (241,644)
-----------------------------------------------------------------------------------------------------------------

Net loss                                                         (651,692)        (698,962)            (1,552,134)
=================================================================================================================

Net loss per share                                             $    (0.08)      $    (0.08)          $          -
=================================================================================================================

Weighted average number of shares and share
     equivalents outstanding                                    8,647,618        9,233,412
=================================================================================================================

   The accompanying notes are an integral part of these financial statements.


                                SEAIR GROUP, INC.
                          (A Development Stage Company)

                       Statements of Stockholders' Equity

-----------------------------------------------------------------------------------------------------------------------
                                                                                            Deficit
                                                        Common Stock                      Accumulated
                                                    ---------------------   Additional     During the
                                                                              Paid-in     Development        Total
                                                    Shares      Par Value     Capital        Stage          Equity
-----------------------------------------------------------------------------------------------------------------------
Date of Inception, June 9, 1997                  $              -  $     -   $         -    $         -     $        -
      Shares issued to World Seair
          shareholders in reverse acquisition           6,025,000    6,025        (6,025)             -              -
      Shares issued to Vicuna
          shareholders in reverse acquisition           2,100,000    2,100        (2,100)             -              -
      Issuance of common stock                          3,012,500    3,013         1,987              -          5,000
      Conversion of World Seair shares
          into Seair Group, Inc. shares                (3,012,500)  (3,013)        3,013              -              -
      Net loss                                                           -             -       (201,480)      (201,480)
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                              8,125,000    8,125        (3,125)      (201,480)      (196,480)
-----------------------------------------------------------------------------------------------------------------------

      Issuance of common stock for cash                 1,160,907    1,161       738,275              -        739,436
      Costs of raising capital                                  -        -      (536,389)             -       (536,389)
      Issuance of common stock for services               630,000      630       471,870              -        472,500
      Conversion of debt into common stock                208,333      208       199,794              -        200,002
      Issuance of common stock as interest
          on debt                                         133,335      133        99,867              -        100,000
      Net loss                                                  -        -             -       (698,962)      (698,962)
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                             10,257,575   10,257       970,292       (900,442)        80,107
-----------------------------------------------------------------------------------------------------------------------

      Retirement of common shares                      (3,500,000)  (3,500)        3,500              -              -
      Issuance of common stock for cash                   666,667      667        97,766              -         98,433
      Issuance of common stock as
          compensation                                    437,000      437        78,863              -         79,300
      Conversion of debt into common stock              2,100,000    2,100       122,800              -        124,900
      Net loss                                                  -        -             -       (651,692)      (651,692)
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                       $      9,961,242  $ 9,961   $ 1,273,221    $(1,552,134)    $ (268,952)
-----------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.


                                SEAIR GROUP, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows

---------------------------------------------------------------------------------------------------------------------
                                                                                                    June 9, 1997
                                                                                                   (Inception) to
                                                                     1999              1998       December 31, 1999
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                                          $ (651,692)    $ (698,962)       $ (1,552,134)
     Adjustments to reconcile net cash
         used by operating activities:
             Depreciation and amortization                                  4,157          2,185               6,342
             Bad debt expense                                                   -         25,000              25,000
             Obsolete inventory write-downs                                     -         23,144              23,144
             Issuance of stock as interest                                      -        100,000             100,000
             Issuance of stock for services                                79,300              -              79,300
             Reserve for repurchase of boats                              190,000              -             190,000
             Changes in assets and liabilities:
                Accounts receivable, net                                     (369)        (6,066)             (6,435)
                Inventory                                                  44,135       (108,271)            (64,136)
                Prepaid expense                                            28,952        (30,619)             (1,667)
                Accounts payable                                           15,129          6,020              21,149
                Accrued liabilities                                        33,935         21,194              70,129
                Customer deposits                                         (45,000)        47,500               2,500
---------------------------------------------------------------------------------------------------------------------
Net cash used by operating activities                                    (301,453)      (618,875)         (1,106,808)
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Purchase of property and equipment                                    (2,420)       (11,473)            (13,893)
     Decrease (Increase) in notes receivable from stockholder              12,500        (50,000)            (37,500)
     Payments on notes receivable from stockholder                              -         12,500              12,500
     Increase in deposits                                                       -         (5,140)             (5,140)
---------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                      10,080        (54,113)            (44,033)
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net proceeds from issuance of common stock                            98,433        675,549             778,982
     Proceeds from deposits on unissued common stock                       24,000              -              24,000
     Proceeds from the issuance of notes payable                          139,900        114,000             473,900
     Increase in due from stockholder                                       5,541                              5,541
     Payments on notes payable                                                  -       (134,000)           (134,000)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 267,874        655,549           1,148,423
---------------------------------------------------------------------------------------------------------------------

Net decrease in cash                                                      (23,499)       (17,439)             (2,418)
Cash, beginning of period                                                  21,081         38,520                   -
---------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                    $   (2,418)    $   21,081        $     (2,418)
=====================================================================================================================
Supplemental disclosures:
     Interest paid during the period                                   $        -     $        -        $          -
     Conversion of debt to common stock                                $  124,900     $  200,000        $    324,900
=====================================================================================================================

     The accompany notes are an integral part of these financial statements.

                                SEAIR GROUP, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

--------------------------------------------------------------------------------

NOTE 1 - NATURE OF OPERATIONS
-----------------------------

Nature of Operations - Seair Group, Inc. ("Seair" or the "Company"), formerly known as Vicuna, Inc. ("Vicuna"), was incorporated on July 9, 1986, under the laws of the state of Nevada and has been a development stage company since inception. On May 22, 1998, World Seair Corporation ("WSC"), a Florida corporation, entered into a reverse acquisition agreement with Seair to become a publicly traded company (See Note 4). WSC has designed and developed the Seair Ultralite Flying Inflatable Boat.

Liquidity - The Company has sustained losses and negative cash flows from operations since its inception. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise additional financing through public or private equity financings, establishing profitable operations, or securing other sources of financing to fund operations. Subsequent to year end, the Company raised $235,000 through additional private placements.

The Company has a limited operating history and is subject to the risks, expenses and uncertainties frequently encountered by companies in the development stage. In the event the Company does not successfully implement its business plan, certain assets may not be recoverable. See Note 3 - Going Concern for further discussions of management's plans for the Company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

The accounting and reporting policies of the Company conform with generally accepted accounting principles. The policies that materially affect the financial position and results of operations are as follows:

Fair Value of Financial Instruments - The carrying value of cash, receivables, notes payable, and accounts payable, approximate fair value due to the short maturity of these instruments.

Inventory - Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory consists of raw materials.

Property and Equipment - Fixed assets are carried at cost and consist of furniture and equipment. Depreciation is provided for financial reporting purposes over the estimated useful lives of the assets, which are estimated to range between five and seven years, using accelerated methods.

                                SEAIR GROUP, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------

Advertising costs - The Company places advertising in various boating and aircraft magazines. It is the Company's policy to expense advertising costs as incurred. Advertising expense for the years ended December 31, 1999 and 1998 amounted to $9,250 and $9,003, respectively.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid financial instruments purchased with an initial maturity of three months or less to be cash equivalents.

Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Concentration Risk - The Company experiences concentration risk from certain suppliers of components of the Ultralite Flying Inflatable Boat. While the Company feels that it can purchase its components from more than one supplier, the termination of a relationship with a supplier could result in significant downtime in the production of boats.

Long-Lived Assets - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets" ("SFAS No. 121). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has determined that no impairment loss needs to be recognized for applicable assets.

                                SEAIR GROUP, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------

Stock-Based Compensation - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which encourages companies to record compensation cost for stock-based employee compensation plans at fair value.

Earnings Per Share - The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

The shares used in the computations are as follows:

                          -----------------------------------------------------------------------
                          December 31,                                1999             1998
                          -----------------------------------------------------------------------
                          Basic EPS                                 8,647,618       9,233,412

                          Diluted EPS                               8,647,618       9,233,412
                          =======================================================================

Capital Structure - The Company has adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"), which is applicable to all companies. Capital structure disclosures required by SFAS No. 129 including liquidation preferences of preferred stock, information about the pertinent rights and privileges of the outstanding equity securities, and the redemption amounts for all issues of capital stock that are redeemable at fixed or determinable prices on fixed or determinable dates. The Company has no items which would be affected by this disclosure requirement.

Comprehensive Income - The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires that changes in amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. The Company has no items that represent comprehensive income, and therefore, has not included a schedule of comprehensive income in the financial statements.

                                SEAIR GROUP, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------

Disclosures about Segments of an Enterprise and Related Information - The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 changes the way public companies report information about segments of their business in annual financial statements. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company has no significant segments that would require separate disclosure.

New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). This statement establishes accounting and reporting guidelines for derivatives and requires an establishment to record all derivatives as assets or liabilities on the balance sheet at fair value. Additionally, this statement establishes accounting treatment for four types of hedges: hedges of changes in the fair value of assets or liabilities, firm commitments, forecasted transactions and hedges of foreign currency exposures of net investments in foreign operations. Any derivative that qualifies as a hedge, depending upon the nature of that hedge, will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. SFAS No. 133 is effective for years beginning after June 15, 2000. The Company does not currently participate in these types of financing activities and does not anticipate that the adoption of this statement will have a material impact on its consolidated balance sheets, statements of operations, or cash flows.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The Company is required to adopt SAB 101 no later than its quarter ended June 30, 2000. The Company does not believe that the adoption of SAB 101 will have a material effect on its financial position or results of operations.


NOTE 3 - GOING CONCERN
----------------------

As shown in the accompanying financial statements, the Company incurred net losses since inception, with net losses of approximately $651,000 and $699,000 during the years ended December 31, 1999 and 1998, respectively. The Company's current liabilities exceed its current assets by $282,000 as of December 31, 1999. These factors create substantial doubt about the Company's ability to continue as a going concern.

                                SEAIR GROUP, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

--------------------------------------------------------------------------------

NOTE 3 - GOING CONCERN  (CONTINUED)
-----------------------------------

Subsequent to year-end, the Company raised an additional $235,000 in private offerings. The Company is planning to spin off the assets of the business into its wholly-owned subsidiary and sell the business. The Company has a signed memorandum of understanding to sell its product line, assets and limited liabilities to another company. A definitive agreement has not been signed as of the date of these financial statements. The Company is also actively pursuing a merger or business combination with another operating company, but no agreements have been entered into as of the date of these financial statements.

NOTE 4 - ACQUISITION
------------------

On May 22, 1998, World Seair Corporation, a Florida corporation, entered into a reverse acquisition agreement with Vicuna, Inc., a Nevada corporation, to become a publicly traded company. In the acquisition, the shareholders of WSC received two shares of Vicuna stock for each 1 share of WSC stock outstanding. This resulted in the issuance of 6,025,000 shares of Vicuna stock to the shareholders of WSC. In exchange, Vicuna received 100 shares of WSC stock, valued at zero, and WSC became a wholly-owned subsidiary of Vicuna. Upon closing, Vicuna was renamed Seair Group, Inc. WSC ceased operations, and all operating activities were carried on by Seair Group, Inc.

For accounting purposes, the acquisition has been treated as a recapitalization of WSC, with WSC as the acquirer. The historical financial statements presented prior to the merger are those of WSC. The Nevada corporation is the surviving legal entity, and the stock of WSC has been retroactively adjusted for a common stock split reflecting Seair Group, Inc.'s stock balance as of the end of the year.


NOTE 5 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consisted of the following:

                          ============================================================
                                                                    December 31, 1999
                                                                    ------------------
                          Furniture and equipment                $            13,893
                          Less - Accumulated depreciation                     (6,342)
                          ------------------------------------------------------------
                          Net property and equipment             $             7,551
                          ============================================================

Depreciation expense for property and equipment was $4,157 and $2,185 for the years ended December 31, 1999 and 1998, respectively.

                                SEAIR GROUP, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

--------------------------------------------------------------------------------

NOTE 6 - NOTE PAYABLE
---------------------

The note payable at December 31, 1999 is a promissory note for $15,000 due January 15, 2000 with zero interest. The note is collateralized by a used Seair boat.


NOTE 7 - RESERVE FOR REPURCHASE OF BOATS
----------------------------------------

The Company has reserved an estimated $190,000 for the repurchase of twelve boats as of December 31, 1999. It is the Company's intent to repurchase all domestically sold boats to remove the potential liability for potential defects in the boat hulls used, and sell the said inventory as parts to a third party.


NOTE 8 - STOCKHOLDERS' EQUITY
-----------------------------

On January 7, 1999, the Company's two majority stockholders retired 3,500,000 shares of common stock for the purpose of decreasing total shares outstanding and increasing the value per share to the remaining stockholders.

During the year ended December 31, 1999, the Company issued 437,000 shares of its common stock to certain of its officers and employees in lieu of compensation. The value of these shares of common stock was determined to range from $.15 to $.20 per share, based on the market value on the date of issue, and resulted in a $79,300 charge to the income statement.


NOTE 9 - INCOME TAXES
---------------------

The significant components of the net deferred tax assets consist of the following:

                           ====================================================================
                           December 31,                                          1999
                           --------------------------------------------------------------------
                           Deferred tax assets:
                             Net operating loss carryforwards             $           536,000
                             Allowances for bad debt and inventory                          -
                             Reserve for repurchase of boats                           75,000
                           --------------------------------------------------------------------
                             Gross deferred income tax assets                         611,000
                             Valuation allowance                                     (611,000)
                           --------------------------------------------------------------------
                           Total deferred income tax liabilities                            -
                           --------------------------------------------------------------------
                           Net deferred income tax assets                 $                 -
                           ====================================================================


                                SEAIR GROUP, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES - CONTINUED

The following summary reconciles differences from taxes at the statutory rates with the effective rate:

                        ===================================================================================
                        Year ended December 31,                                  1999             1998
                        -----------------------------------------------------------------------------------
                        Federal income taxes at statutory rates                 (34.0%)            (34.0%)
                        State taxes, net of federal benefit                      (5.5%)             (5.5%)
                        Losses without tax benefits                              39.5%              39.5%
                        -----------------------------------------------------------------------------------
                        Income taxes at effective rates                             0%                 0%
                        ===================================================================================

Unused net operating losses for income tax purposes, expiring through 2019 of approximately $1,357,000 are available at December 31, 1999 for carryforward against future years' taxable income. During 1998, the Company experienced changes in ownership as defined in Section 382 of the Internal Revenue Code. The effect of these changes in ownership is to limit the utilization of certain existing net operating loss carryforwards for income tax purposes. Operating losses incurred after the ownership change are not limited. As a result, approximately $1,155,000 of the net operating losses which occurred after the ownership changes are not limited. The operating, losses incurred prior to the ownership changes are limited to a specified dollar amount each year. The tax benefit of these losses of approximately $536,000 has been offset by a valuation allowance due to it being more likely than not that the deferred tax assets will not be realized. The valuation allowance for deferred tax assets increased by $438,000 during 1999.


NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Leases - The following is a schedule by years of future minimum rental payments required under operating leases for automobiles and property on which the offices are located:

                                      =========================================================
                                                                                  Minimum
                                      Year ending December 31,                  Commitments
                                      ---------------------------------------------------------
                                      2000                                            50,880
                                      2001                                            31,800
                                      ---------------------------------------------------------
                                      Total minimum payments required           $     82,680
                                      =========================================================

Lease expense amounted to $35,245 and $34,812 for the years ended December 31, 1999 and 1998, respectively.


NOTE 11 - SUBSEQUENT EVENTS
---------------------------

On March 16, 2000, the Company's previously approved one for seven reverse common stock split took effect. The stock split has not been reflected in the numbers presented in these financial statements.

                                 EXHIBIT INDEX
                                 -------------


                  (2) Agreement and Plan of Reorganization dated May 22, 1998 filed as an exhibit and incorporated by reference to the Company's Form 8-K filed on May 28, 1998.

                  (3) Amendment to Articles of Incorporation dated May 26, 1998 filed as an exhibit incorporated by reference to the Company's Form 8-K filed on May 28, 1998.

                  (4) Promissory Note issued by the Company to Edward H. Vick dated December 15, 1999.

                  (10.1) Memorandum of Understanding between the Company and SeaGliders dated August 31, 1999.

                  (10.2) Lease Agreement between the Company and Browning Development Sunshine Properties dated June 25, 1998.

                  (11)  Statement re: computation of per share earnings.

                  (16) Letter on change in certifying accountant filed as an exhibit and incorporated by reference to the Company's Form 8-K filed on February 23, 2000.

                  (21)  Subsidiaries of the registrant.

                  (27)  Financial Data Schedule.