Form 10QSB
period 2000-03-31
SEAIR GROUP INC
filed 2000-05-22
CIK 873540

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2000

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

                            Yes [ ]        No [ X ]

The number of outstanding shares of the registrant's common stock, par value $.001 as of May 18, 2000 is 1,873,101.

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                                SEAIR GROUP, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                            CONDENSED BALANCE SHEETS

                                                                                                MARCH 31,              DECEMBER 31,
                                                                                                 2000                     1999
                                                                                                (NOTE 1)                (NOTE 1)
                                                                                               (Unaudited)             (Audited)

                                      ASSETS
Current assets:
     Cash and cash equivalents                                                                  $   100,545             $        --
     Accounts receivable                                                                                555                   6,435
     Inventory, net                                                                                  55,298                  40,992
     Prepaid expenses                                                                                 5,113                   1,667
                                                                                                -----------             -----------
         Total current assets                                                                       161,511                  49,094
                                                                                                -----------             -----------

Property and equipment, net                                                                           5,826                   7,551

Other assets:
         Deposits                                                                                     5,140                   5,140
                                                                                                -----------             -----------
                                                                                                $   172,477             $    61,785
                                                                                                ===========             ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank overdraft                                                                             $        --             $     2,418
     Accounts payable                                                                                 8,245                  21,149
     Accrued liabilities                                                                             80,130                  70,129
     Customer deposits                                                                                2,500                   2,500
     Notes payable                                                                                       --                  15,000
     Deposits on unissued stock                                                                      24,000                  24,000
     Due to stockholder                                                                               5,541                   5,541
     Reserve for repurchase of boats                                                                190,000                 190,000
                                                                                                -----------             -----------
         Total liabilities                                                                          310,416                 330,737
                                                                                                -----------             -----------

Stockholders' equity:
     Common stock, par value $.001, 25,000,000 shares
          authorized, 1,744,531 and 1,380,177 shares issued
         and outstanding at March 31, 2000 and
         December 31, 1999, respectively                                                              1,745                   1,380
     Additional paid-in capital                                                                   1,506,437
                                                                                                                          1,281,802
     Deficit accumulated during the development stage                                            (1,641,121)             (1,552,134)
                                                                                                -----------             -----------

         Total stockholders' equity                                                                (137,939)               (268,952)
                                                                                                -----------             -----------
                                                                                                $   172,477             $    61,785
                                                                                                ===========             ===========


     Unaudited -- See accompanying notes to condensed financial statements.

                                SEAIR GROUP, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                        CONDENSED STATEMENT OF OPERATIONS




                                                                                 THREE MONTHS ENDED                  July 9, 1986
                                                                                      MARCH 31,                  (Date of Inception)
                                                                            2000                    1999          to March 31, 2000
                                                                            ----                    ----          -----------------

REVENUES:                                                               $       373             $    80,573             $   365,581
                                                                        -----------             -----------             -----------

COSTS AND EXPENSES:
     Cost of sales                                                               --                  90,230                 389,631
     Selling, general & administrative                                       94,360                 153,631               1,380,427
                                                                        -----------             -----------             -----------

                                                                             94,360                 243,861               1,770,058
                                                                        -----------             -----------             -----------

OPERATING LOSS                                                              (93,987)               (163,288)             (1,404,477)
                                                                        -----------             -----------             -----------

OTHER EXPENSES:
     Interest                                                                    --                      --                 (85,000)
     Other                                                                       --                      --                (156,644)
                                                                        -----------             -----------             -----------
                                                                                 --                      --                (241,644)
                                                                                                                        -----------

NET LOSS                                                                $   (93,987)            $  (163,288)            $(1,646,121)
                                                                        ===========             ===========             ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                                 1,544,374               1,046,722
                                                                        ===========             ===========

NET LOSS PER SHARE                                                      $      (.06)            $      (.16)
                                                                        ===========             ===========



     Unaudited -- See accompanying notes to condensed financial statements.

                                SEAIR GROUP, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                                      July 9, 1986
                                                                                                                        (Date of
                                                                                        Three Months Ended             Inception to
                                                                                      2000                1999        March 31, 2000
                                                                                      ----                ----       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                                     $   (93,987)       $  (163,288)       $(1,646,121)
     Adjustments to reconcile net loss to
         net cash flows used in operating activities:
              Depreciation and amortization                                             1,725              1,725              8,067
              Bad debt expense                                                             --                 --             25,000
              Obsolete inventory write downs                                               --                 --             23,144
              Issuance of stock for interest                                               --                 --            100,000
              Issuance of stock for services                                               --             24,300             79,300
              Reserve for repurchase of boat                                               --                 --            190,000
              Changes in assets and liabilities:
                  Decrease (increase) in accounts receivable                            5,880            (17,362)              (555)
                  Increase in inventory                                               (14,306)           (70,036)           (78,442)
                  (Increase) decrease in prepaid expenses                              (3,446)             9,041             (5,113)
                  Increase in customer deposits                                            --             43,160              2,500
                  (Decrease) increase in accounts payable                             (12,904)            17,090              8,245
                  Increase in accrued expenses                                         10,001             29,710             80,130
                                                                                  -----------        -----------        -----------

     Net cash flows used in operating activities                                     (107,037)          (125,660)        (1,213,845)
                                                                                  -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Decrease (increase) in notes receivable                                               --             12,500            (37,500)
     Payments on Notes Receivable from Shareholders                                        --                 --             12,500
     Purchase of property and equipment                                                    --             (1,875)           (13,893)
     Increase in deposits                                                                  --                 --             (5,140)
                                                                                  -----------        -----------        -----------

     Net cash provided by investing activities                                             --             10,625            (44,033)
                                                                                  -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Issuance of common stock                                                         225,000             66,249          1,003,982
     Issuance of notes payable                                                             --             24,900            473,900
     Deposits on unissued stock                                                            --             29,000             24,000
     Increase in due from Shareholders                                                     --                 --              5,541
     Payments on notes payable                                                        (15,000)                --           (149,000)
                                                                                  -----------        -----------        -----------

     Net cash flows from financing activities                                         210,000            120,149          1,358,423
                                                                                  -----------        -----------        -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                               102,963              5,114            100,545
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         (2,418)            21,081                 --
                                                                                  -----------        -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   100,545        $    26,195        $   100,545
                                                                                  ===========        ===========        ===========

SUPPLEMENTAL DISCLOSURES:
     Interest paid during the period                                              $        --        $        --        $        --
     Conversion of debt to common stock                                           $        --        $        --        $   324,900
                                                                                  -----------        -----------        -----------

       Unaudited-See accompanying notes to condensed financial statements.

                                SEAIR GROUP, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Loss Per Share
--------------

During 1998, the Company adopted SFAS No. 128, "Earnings per Share," which requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS"). The computation of Basic LPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted LPS gives effect to all diluted potential common shares outstanding during the period. The computation of Diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

NOTES 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additonal capital through a merger with an existing operating company.

NOTE 4 - STOCKHOLDERS' EQUITY:

On March 16, 2000, the Company's previously approved one for seven reverse stock split of the common stock issued and outstanding took effect. These financial statements have been retroactively adjusted to reflect the reverse stock split.

During the three months ended March 31, 2000, the Company raised $200,000 though the issuance of 285,715 shares of post-split common stock at $.70 per post-split share.

NOTE 5 - SUBSEQUENT EVENTS

On May 4, 2000, the Company entered into a non-binding memorandum of understanding with FX BestRates.com, Inc. ("FX") to acquire, substantially, all the assets of FX, subject to the liabilities of FX in exchange for the issuance of approximately 16,343,623 shares (approximately 90%) of the Company's common stock. FX has developed an Internet-based marketplace for currency exchange. The site will enable small to medium-range exchange brokers to offer a reduced rate for conversion. It will also afford local brokers the opportunity to work with larger banks and foreign exchange brokers that they have not had access to in the past.

Subsequent to March 31, 2000, the Company raised an additional $110,000 through private placements of post-split shares of its common stock.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

PLAN OF OPERATION

         The Company is in the process of consummating two transactions to change the focus of its business. First, the Company is planning to spin off the assets of the Seair Ultralite Flying Inflatable Boat business into its wholly-owned subsidiary and sell the product line, assets, and limited liabilities to SeaGliders LLC. At that point, the Company will once again be considered a "blank check" company, having no business or operations. Management then intends to enter into a business combination with a target company in exchange for its securities. As of the filing date of this report, the Company had entered into a memorandum of understanding with FXBestRates.com, Inc.

         The Company currently has two (2) full time employees, one of whom is the president and the other a principal of SeaGliders. Upon the anticipated consummation of the SeaGliders transaction, the Company's president has agreed to allocate a portion of his time to the Company's activities, without compensation. The president anticipates that the Company's business plan can be implemented by his devoting no more than approximately 40 hours per month to the Company's business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

         The Company's Articles of Incorporation provide that it may indemnify its officers and/or directors for its liabilities, which can include liabilities arising under the securities laws. Therefore, the Company's assets could be used or attached to satisfy any liabilities subject to such indemnification.

RESULTS OF OPERATIONS

Three months ended March 31, 2000 compared to the three months ended March 31, 1999

         During the three months ended March 31, 2000, the Company was in the process of winding down operations in the Seair Ultralite Flying Boat business, and pursuing a candidate for a business combination. There were no sales in the first quarter of 2000, compared to sales of $81,000 in the first quarter of 1999. Correspondingly, there were no cost of sales in the first quarter of 2000, compared to $90,000 in the first quarter of 1999.

         Selling, general and administrative costs for the three months ended March 31, 2000 were $94,000 as compared to $154,000 for 1999. This decrease was primarily attributable to a reduction in salaries and related expenses as the company was winding down operations.

Liquidity and Capital Resources

         During the three months ended March 31, 2000, the Company raised $225,000 through the sale of its restricted common stock to several accredited investors. These funds will primarily be used to buy back the previously sold Flying Boats in the United States due to structural defects which were discovered in the hulls of the Flying Boats and to fund operations. Subsequent to the quarter end, the Company raised an additional $110,000 which will also be used for the same purposes.

General Business Plan

         The Company's plan is to acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Securities Exchange Act of 1934 (the "Exchange Act"). As of the filing date of this report, the Company had entered into a memorandum of understanding with FXBestRates.com, Inc. ("FX"). FX has developed an Internet-based marketplace for currency exchange. The site will enable small to medium-range exchange brokers to offer a reduced rate for conversion. It will also afford local brokers the opportunity to work with larger banks and foreign exchange brokers that they have not had access to in the past.

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

         The acquisition of FXBestRates.com, Inc. calls for the issuance of 16,343,622 shares of newly issued common stock. As a result, the present management and the Company's stockholders will no longer be in the Company's control. In addition, it is likely that the Company's sole officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors. The Company's stockholders will hold a substantially lesser percentage ownership interest in the Company following the acquisition.

         It is anticipated that any securities issued in the reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a "blank check" company. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the such securities in the future if such a market develops, of which there is no assurance.

         While the definitive terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

Undertakings and Understandings Required of Target Company

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


ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

Future Operating Results - Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include worldwide economic and political conditions, industry specific factors, the Company's ability to maintain access to external financing sources and its financial liquidity, and the Company's ability to manage expense levels.

Need for Additional Capital - As of Mach 31, 2000, the Company had approximately $101,000 of cash. The Company raised an additional $110,000 subsequent to the quarter. The Company has experienced negative cash flow since inception and expects to sell the business as described above.

Forward Looking Statements - This report contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this report, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to market its products and services; competitive conditions within the industry may change adversely; the Company may be unable to retain existing key management personnel; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important factors effect the forward looking statements made herein include, but are not limited to (i) accurately forecasting capital expenditures and (ii) obtaining new sources of external financing.

Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

Part II

ITEM 1 - LEGAL PROCEEDINGS

                  Not applicable.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 16, 2000, the Company's previously approved one for seven reverse stock split of the common stock issued and outstanding took effect. These financial statements have been retroactively adjusted to reflect the reverse stock split.

During the three months ended March 31, 2000, the Company raised $200,000 though the issuance of 285,715 shares of post-split common stock.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5 - OTHER INFORMATION

                  Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                  (a) The following exhibit is filed herewith:

                         Exhibit 27.1 Financial Data Schedule

                  (b) Reports on Form 8-K

                      (1) The Company filed a report on Form 8-K dated December
                          29, 1999 on February 23, 2000.

                      (2) The Company filed a report on Form 8-K dated March 6,
                          2000 on March 15, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SEAIR GROUP, INC.

Dated:  May 22, 2000                  By:   /s/ Steven H. Kerr
                                            --------------------------
                                            Steven H. Kerr
                                            Chairman of the Board of
                                            Directors and President
                                            (duly authorized
                                            officer of the registrant and
                                            principal financial officer
                                            of the registrant)