Form 10QSB
period 2000-06-30
SEAIR GROUP INC
filed 2000-08-21
CIK 873540

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                         Securities Exchange Act of 1934
                    for Quarterly Period Ended June 30, 2000

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

         6831 Edgewater Commerce Parkway, Suite 1110, Orlando, FL 32810
  -----------------------------------------------------------------------------
               (Address of principal executive offices, Zip Code)



                                 (407) 445-1035
  -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                Yes [ X ] No [ ]

                     The number of outstanding shares of the
                   registrant's common stock, par value $.001
                        as of June 30, 2000 is 2,115,960

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                                SEAIR GROUP, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                            CONDENSED BALANCE SHEETS

                                                                JUNE 30,      DECEMBER 31,
                                                                 2000             1999
                                                                (NOTE 1)        (NOTE 1)
                                                               (Unaudited)     (Audited)
                                      ASSETS
Current assets:
     Note receivable                                         $    25,000    $        --
     Accounts receivable                                              --          6,435
     Inventory, net                                                   --         40,992
     Prepaid expenses                                             78,750          1,667
                                                             -----------    -----------
         Total current assets                                    103,750         49,094
                                                             -----------    -----------

Property and equipment, net                                           --          7,551

Other assets:
         Deposits                                                  4,740          5,140
                                                             -----------    -----------
                                                             $   108,490    $    61,785
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank overdraft                                          $       984    $     2,418
     Accounts payable                                                 --         21,149
     Accrued liabilities                                       1,035,020         96,629
     Notes payable                                                    --         15,000
     Due to stockholder                                            5,541          5,541
     Reserve for repurchase of boats                              53,000        190,000
                                                             -----------    -----------
         Total liabilities                                     1,094,545        330,737
                                                             -----------    -----------

Stockholders' equity:
     Common stock                                                  2,116          1,423
     Additional paid-in capital                                1,941,066      1,281,759
     Deficit accumulated during the development stage         (2,929,237)    (1,552,134)
                                                             -----------    -----------

         Total stockholders' equity                             (986,055)      (268,952)
                                                             -----------    -----------
                                                             $   108,490    $    61,785
                                                             ===========    ===========

     Unaudited -- See accompanying notes to condensed financial statements.

                                SEAIR GROUP, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                        CONDENSED STATEMENT OF OPERATIONS




                                           Three Months                  Six Months              July 9,
                                               Ended                        Ended             1986 (Date of
                                     June 30,        June 30,       June 30,    June 30,      Inception) to
                                    --------------------------    --------------------------     June 30,
                                       2000           1999           2000        1999              2000
                                       ----           ----           ----        ----              ----
REVENUES                            $        --     $ 122,629     $        --    $   203,202    $   365,208

COSTS AND EXPENSES:
     Cost of sales                           --        166,592             --        256,822        389,631
                                    -----------    -----------    -----------    -----------    -----------

GROSS LOSS                                   --        (43,963)            --        (53,620)       (24,423)

SELLING, GENERAL & ADMINISTRATIVE     1,255,761        208,433      1,350,121        362,064      2,636,188
                                    -----------    -----------    -----------    -----------    -----------

OPERATING LOSS                       (1,255,761)      (252,396)    (1,350,121)      (415,684)    (2,660,611)
                                    -----------    -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)                  (27,355)        31,500        (26,982)        31,500       (268,626)
                                    -----------    -----------    -----------    -----------    -----------

NET LOSS                            $(1,283,116)   $  (220,896)   $(1,377,103)   $  (384,184)   $(2,929,237)
                                    ===========    ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING         1,944,373      1,061,308      1,686,773      1,054,055

NET LOSS PER PRIMARY AND
    DILUTED SHARE                   $      (.66)   $      (.21)   $      (.82)   $      (.37)
                                    ===========    ===========    ===========    ===========

     Unaudited -- See accompanying notes to condensed financial statements.




                                SEAIR GROUP, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                             July 9, 1986
                                                                    Six Months Ended           (Date of
                                                               ---------------------------   Inception) to
                                                                  2000              1999     June 30, 2000
                                                                  ----              ----     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                  $(1,377,103)   $  (384,184)   $(2,929,237)
     Adjustments to reconcile net loss to
         net cash flows used in operating activities:
              Depreciation and amortization                          3,450          3,450          9,792
              Loss on disposal of assets                            36,521             --         36,521
              Bad debt expense                                          --             --         25,000
              Obsolete inventory write downs                            --             --         23,144
              Issuance of stock for interest                            --             --        100,000
              Issuance of stock for services                       325,000         79,300        404,300
              Reserve for repurchase of boat                            --             --        190,000
              Changes in assets and liabilities:
                  Decrease (increase) in accounts receivable         5,880         (5,179)          (555)
                  Increase in inventory                            (16,306)         7,746        (80,442)
                  (Increase) decrease in prepaid expenses          (78,750)        18,081        (80,417)
                  Increase in customer deposits                         --        (13,500)         2,500
                  (Decrease) increase in accounts payable          (21,149)        91,505             --
                  Increase in accrued expenses                     803,891         63,044        874,020
                                                               -----------    -----------    -----------

     Net cash flows used in operating activities                  (318,566)      (139,737)    (1,425,374)
                                                               -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Decrease (increase) in notes receivable                            --         12,500        (37,500)
     Payments on notes receivable from shareholders                     --             --         12,500
     Purchase of property and equipment                                 --         (2,420)       (13,893)
     Increase in deposits                                               --             --         (5,140)
                                                               -----------    -----------    -----------

     Net cash provided by investing activities                          --         10,080        (44,033)
                                                               -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Issuance of common stock                                      335,000        116,151      1,113,982
     Issuance of notes payable                                          --         50,000        473,900
     Deposits on unissued stock                                         --             --         24,000
     Increase in due from shareholders                                  --             --          5,541
     Payments on notes payable                                     (15,000)            --       (149,000)
                                                               -----------    -----------    -----------

     Net cash flows from financing activities                      320,000        166,151      1,468,423
                                                               -----------    -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                              1,434         36,494           (984)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      (2,418)        21,081             --
                                                               -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $      (984)   $    57,575    $      (984)
                                                               ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES:
     Conversion of debt to common stock                        $        --    $        --    $   324,900
                                                               ===========    ===========    ===========

       Unaudited-See accompanying notes to condensed financial statements.

                                SEAIR GROUP, INC.
                          (A DEVELOPMENT STATE ENTITY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION:

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete statements. Management believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. If such differences prove significant and material, Seair Group, Inc. (the "Registrant") will file an amendment to this report on Form 10-QSB.

NOTE 2 - OPERATIONAL STATUS:

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Registrant as a going concern. However, the Registrant has sustained substantial operating losses in recent years and for the six-month period ended June 30, 2000, and the Registrant has used substantial amounts of working capital in its operations. At June 30, 2000, current liabilities exceed current assets by $990,795. Management believes that the acquisition discussed in Note 4 below will lead to the overall structure necessary to fulfill the Registrant's strategic plans and provide the opportunity to continue as a going concern.


NOTE 3 - STOCKHOLDERS' EQUITY:

During the six months ended June 30, 2000, the Registrant raised $335,000 through the issuance of 478,571 shares of post-split common stock at $.70 per post-split share.

During the six months ended June 30, 2000, the Company issued 214,286 shares of its common stock to certain of its officers and employees in lieu of compensation. The value of these shares of common stock was determined to range from $.70 to $1.58 per share, based on the date of issue. This resulted in a charge to earnings for compensation in the amount of $325,000.


NOTE 4 - MEMORANDUM OF UNDERSTANDING:

The Registrant's plan is to acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which is a reporting public company pursuant to the Securities Exchange Act of 1934. On June 26, 2000, the Registrant entered into a memorandum of understanding with Our Foods Product Group, Inc. d/b/a Jardine's, a privately held Texas corporation ("Jardine's"), to effect a share exchange with the existing Jardine's stockholders. Jardine's manufactures a full line of high-quality Texas-style specialty foods. Jardine's produces its products under several different brand names, depending upon the targeted marketing channel, such as, "D.L. Jardine's Special Edition", "Jardine's Ranch", "Shotgun Willie", "Sontaval", "W.B. William's", "Dixie Dan", and "Jardine Gourmet." The products are marketed and distributed through grocery, gourmet and gift retailers throughout the United States and in a number of foreign countries.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

PLAN OF OPERATION

         During the six months ended June 30, 2000, the Registrant completed the first of two transactions to change the focus of its business. First, on May 1, 2000, it completed the sale of all of the assets and certain of the liabilities of the Seair Ultralite Flying Inflatable Boat business to Seair Ultralites, LLC in exchange for $25,000. The consummation of this transaction resulted in the Registrant becoming a "blank check" company, having no business or operations. On June 26, 2000, it entered into a memorandum of understanding with Our Foods Product Group, Inc. d/b/a Jardine's, a private Texas company ("Jardine's"), to effect a share exchange which would result in such company becoming a wholly-owned operating subsidiary of the Registrant.

RESULTS OF OPERATIONS

Six months ended June 30, 2000 compared to the six months ended June 30, 1999

         During the six months ended June 30, 2000, the Registrant was in the process of winding down operations in the Seair Ultralite Flying Boat business, and pursuing a candidate for a business combination. There were no sales in the first six months of 2000, compared to sales of $203,000 in the first six months of 1999. Correspondingly, there was no cost of sales in the first six months of 2000, compared to $257,000 in the first six months of 1999.

         Selling, general and administrative costs for the six months ended June 30, 2000 were $1,350,000 as compared to $362,000 for 1999. This increase was primarily attributable to consulting expenses related to the sale of the business.

Liquidity and Capital Resources

         During the six months ended June 30, 2000, the Registrant raised $335,000 through the sale of restricted common stock to several accredited investors. These funds were primarily used to buy back the previously sold Flying Boats in the United States due to structural defects which were discovered in the hulls of the Flying Boats and to fund operations.

General Business Plan

         The Registrant's plan has been to acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which is a reporting public company pursuant to the Securities Exchange Act of 1934 . In the second quarter of 2000, the Registrant terminated a memorandum of understanding with a private company, FX BestRates. Com, Inc., and on June 26, 2000, the Registrant entered into a memorandum of understanding with Jardine's. Jardine's manufactures a full line of high-quality Texas-style specialty foods. Jardine's produces its products under several different brand names, depending upon the targeted marketing channel, such as, "D.L. Jardine's Special Edition", "Jardine's Ranch", "Shotgun Willie", "Sontaval", "W.B. William's", "Dixie Dan", and "Jardine Gourmet." The products are marketed and distributed through grocery, gourmet and gift retailers throughout the United States and in a number of foreign countries. In addition to its own brands, Jardine's manufactures, packages and distributes products under its private label program for some of the country's most prominent food purveyors. It is anticipated that the transaction with Jardine's will be consummated in the third quarter of 2000 and will result in Jardine's becoming a wholly-owned operating subsidiary of the Registrant.

         The acquisition of Jardine's calls for the issuance of common stock. As a result, the present management and stockholders will no longer control the Registrant. In addition, it is likely that the Registrant's sole officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors. The Registrant's current stockholders will hold a substantially lesser percentage ownership interest in the Registrant following the acquisition as a result of the issuance of a substantial number of shares of common stock.

         It is anticipated that the common stock issued in the transaction with Jardine's will be issued in reliance upon exemptions from registration under applicable federal and state securities laws. The issuance of additional securities and their potential sale into any trading market may depress the market value of the such securities in the future if such a market develops, of which there is no assurance.

          The Registrant has experienced negative cash flow since inception. If the Jardine's transaction is not consummated, additional working capital may be needed from additional investors, the availability and likelihood of which cannot be assured.

Forward Looking Statements

          This report contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this report, the inclusion of forward-looking information herein should not be regarded as a representation by us or any other person that the objectives or plans of the Registrant will be achieved.

         Assumptions relating to management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Registrant to alter its capital expenditure or other budgets, which may in turn affect the Registrant's financial position.


Part II


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the six months ended June 30, 2000, the Registrant raised $335,000 through the issuance of 478,571 shares of post-split common stock.

         During the six months ended June 30, 2000, the Company issued 214,286 shares of its common stock to certain of its officers and employees in lieu of compensation. The value of these shares of common stock was determined to range from $.70 to $1.58 per share, based on the date of issue. This resulted in a charge to earnings for compensation in the amount of $325,000.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                  (a) The following exhibit is filed herewith:

                           Exhibit 27.1 Financial Data Schedule

                  (b) Reports on Form 8-K

                           None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SEAIR GROUP, INC.

Dated:  August 21, 2000                 By:   /s/ Steven H. Kerr
                                              ----------------------------------
                                              Steven H. Kerr
                                              Chairman of the Board of
                                              Directors and President
                                              (duly authorized officer of the
                                              registrant and principal financial
                                              officer of the registrant)