Form 10KSB/A
period 1999-12-31
SEAIR GROUP INC
filed 2000-09-18
CIK 873540

FORM 10-KSB/A

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

                    SEAIR GROUP, INC. (Formerly Vicuna, Inc.)
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

       Nevada                                                   87-0438825
-------------------------------------                     ---------------------
State or other jurisdiction                                  (I.R.S. Employer
incorporation or organization                              Identification No.)

                     6831 Edgewater Commerce, Parkway #1110
                                Orlando, FL 32810
                   ------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

  The aggregate market value of the common voting stock held by non-affiliates as of April 3, 2000:  Not determinable.

    Shares outstanding of the registrant's common stock as of April 3, 2000:
                               1,744,531 shares.

         Transitional Small Business Disclosure Format:
                                    Yes                   No X
                                       ----                 ----

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

                  None

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management.

         (a)      Security Ownership of Certain Beneficial Owners.

         The following table sets forth, as of April 3, 2000 the ownership of Common Stock by persons known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock after giving effect to the one for seven reverse split of the Company's Common Stock of March 16, 2000:

Title             Name and Address of                Amount and Nature of                        Percent
of Class          Beneficial Owner                   Beneficial Ownership(1)                     of Class
--------          ----------------                   -----------------------                     --------
Common            Lighthouse Holdings, Inc.                  142,857                               8.2%
Stock             P.O. Box 127
                  Town Centre Mall
                  Providenciales, Turks & Caicos

Common            Shirley Trading Corp.                      142,857                               8.2%
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

         (b)      Security Ownership of Management.

         The following table sets forth, as of April 3, 2000 the beneficial common stock ownership of all directors, executive officers, and of all directors and officers as group after giving effect to the one for seven reverse split of the Company's Common Stock on March 16, 2000:

Title             Name and Address of                Amount and Nature of                        Percent
of Class          Beneficial Owner                   Beneficial Ownership (1)                    of Class (1)
--------          ----------------                   --------------------                        --------

Common            Steven H. Kerr                            85,715                                 4.9%
Stock             6831 Edgewater Commerce
                  Parkway #1110
                  Orlando, FL 32810


                  All Officers and Directors
                  as a group (1 person)                     85,715                                 4.9%

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

Item 12.          Certain Relationships and Related Transactions.

         The Company entered into a Memorandum of Understanding ("MOU") subject to the execution of a definitive agreement with SeaGliders, a privately-held Florida limited liability company for SeaGliders to purchase the operating business, assets and certain disclosed liabilities of the Company (the "Business"). The purchase price for the Business is equal to the operating assets of the Company less the operating liabilities listed on the Company's balance sheet for the period ending August 31, 1999 (the "Purchase Price"). The MOU provides that SeaGliders will release the Company from certain liabilities which it would assume in exchange for certain agree upon compensation from the Company in the aggregate amount of $121,000 to be applied to the total Purchase Price to be paid by SeaGliders. In the event that the credit exceeds the Purchase Price, SeaGliders will purchase a negotiated number of shares of the Company's Common Stock at a discounted price from the 30 day trading market price. In addition, the Company would hold a

Explanation:
------------

         The filing of this Form 10-KSB/A corrects an error in the number of shares of the Registrant outstanding on April 3, 2000. The correct number of shares was 1,744,531 and, accordingly, those pages which required a recalculation of the percentages of the common stock held by 5% or greater shareholders and by management have been revised to reflect the correct number of shares outstanding on such date.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      SEAIR GROUP, INC.


Date: September 14, 2000                              By:  /s/ Steven H. Kerr
                                                         --------------------
                                                      Steven H. Kerr,
                                                      President and Principal
                                                      Financial Officer


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ Steven H. Kerr                                   September 14, 2000
------------------------                              ------------------
Steven H. Kerr                                              Date
Chairman & Director