Form 10QSB
period 2000-09-30
GOURMET GROUP INC
filed 2000-11-20
CIK 873540

--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                     10-QSB

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________


                       Commission File Number 33-55254-10


                               GOURMET GROUP, INC.
                          (formerly, Seair Group, Inc.)



                Nevada                                  87-0438825
    ---------------------------------           -----------------------------
       State of Incorporation                       IRS Identification No.
                                1 CHISHOLM TRAIL
                                BUDA, TEXAS 78610
                                 (512) 295-4600

The Company has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

The number of outstanding shares of the Registrant's common stock, $.001 par value, as of November 13, 2000 is 27,977,470.

                       GOURMET GROUP, INC., AND SUBSIDIARY

                                TABLE OF CONTENTS


                                                                          PAGE

PART I
     Item 1.  Condensed Consolidated Financial Statements
                 Condensed Consolidated Balance Sheets as of June
                    30, 2000, and September 30, 2000                        2
                 Condensed Consolidated Statements of Operations
                    for the Three Months Ended September 30, 1999
                    and 2000                                                3
                 Condensed Consolidated Statements of Cash Flows
                    for the Three Months Ended September 30, 1999
                    and 2000                                                4
                 Notes to Condensed Consolidated Financial
                    Statements                                              5

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        6

     Item 3.  Quantitative and Qualitative Disclosures About
                 Market Risk                                                8

PART II
     Item 1.  Legal Proceedings                                             9
     Item 2.  Changes in Securities                                         9
     Item 3.  Defaults Upon Senior Securities                               9
     Item 4.  Submission of Matters to a Vote of Security Holders           9
     Item 5.  Other Information                                            10
     Item 6.  Exhibits and Reports on Form 8-K                             10

SIGNATURES

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                            GOURMET GROUP, INC., AND SUBSIDIARY

                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           June 30,           September 30,
                                                                                            2000                  2000
                                                                                         -----------          -----------
                                                                                          (Audited)           (Unaudited)
                                         ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                             $    73,629          $   101,620
   Trade accounts receivable, net                                                            777,494            1,018,197
   Inventories, net                                                                          546,788              528,781
   Prepaid expenses and other current assets                                                 153,093              205,943
                                                                                         -----------          -----------
                      Total current assets                                                 1,551,004            1,854,541

PROPERTY AND EQUIPMENT, net                                                                1,801,481            1,766,822

GOODWILL, net                                                                              2,798,800            2,759,755

OTHER ASSETS, net                                                                            457,816              449,410
                                                                                         -----------          -----------
                      Total assets                                                       $ 6,609,101          $ 6,830,528
                                                                                         ===========          ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                      $   353,904          $   489,854
   Accrued expenses                                                                          303,412              362,897
   Current portion of long-term debt                                                         139,033              139,033
                                                                                         -----------          -----------
                      Total current liabilities                                              796,349              991,784

LONG-TERM DEBT, less current portion                                                       3,624,433            3,745,625

OTHER LONG-TERM LIABILITIES                                                                  164,549              144,340

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock; $.001 par value; 50,000,000 shares authorized;
     24,012,420 and 27,977,469 shares issued and outstanding, respectively                    24,012               27,977
   Additional paid-in capital                                                              3,348,563            3,441,603
   Accumulated deficit                                                                    (1,348,805)          (1,520,801)
                                                                                         -----------          -----------
                      Total stockholders' equity                                           2,023,770            1,948,779
                                                                                         -----------          -----------
                      Total liabilities and stockholders' equity                         $ 6,609,101          $ 6,830,528
                                                                                         ===========          ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                        GOURMET GROUP, INC., AND SUBSIDIARY

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    (Unaudited)

                                                                               Three Months Ended
                                                                                  September 30
                                                                     ------------------------------------
                                                                          1999                  2000
                                                                     ------------            ------------
NET SALES                                                            $  1,808,412            $  2,002,716

COST OF SALES                                                           1,210,877               1,356,632
                                                                     ------------            ------------
GROSS PROFIT                                                              597,535                 646,084

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                              679,456                 695,170
                                                                     ------------            ------------
LOSS FROM OPERATIONS                                                      (81,921)                (49,086)
                                                                     ------------            ------------
OTHER INCOME (EXPENSE):
    Interest expense                                                     (113,789)               (130,219)
    Accretion of value of put warrants                                     (1,790)                 (3,627)
    Other, net                                                              3,786                  10,936
                                                                     ------------            ------------
                                                                         (111,793)               (122,910)
                                                                     ------------            ------------
NET LOSS                                                             $   (193,714)           $   (171,996)
                                                                     ============            ============
LOSS PER SHARE - BASIC                                               $      (0.01)           $      (0.01)
                                                                     ============            ============
AVERAGE SHARES OUTSTANDING - BASIC                                     16,593,812              24,431,041
                                                                     ============            ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                        GOURMET GROUP, INC., AND SUBSIDIARY


                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (Unaudited)

                                                                                                Three Months Ended
                                                                                                   September 30
                                                                                           ----------------------------
                                                                                              1999              2000
                                                                                           ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                $(193,714)         $(171,996)
   Adjustments to reconcile net loss to net cash used in operating activities-
     Depreciation and amortization                                                            69,611             73,704
     Accretion of value of put warrants                                                        1,790              3,627
     Changes in operating assets and liabilities-
       Accounts receivable, net                                                              113,406           (240,703)
       Inventories, net                                                                      (39,927)            18,007
       Prepaid expenses and other assets                                                     100,422            (19,444)
       Accounts payable                                                                       84,988            135,880
       Accrued expenses and other                                                           (168,657)           (24,875)
                                                                                           ---------          ---------
                         Net cash used in operating activities                               (32,081)          (225,800)
                                                                                           ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                         (2,894)                 -
                                                                                           ---------          ---------
                         Net cash used in investing activities                                (2,894)                 -
                                                                                           ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under debt agreements                                                          115,500            144,451
   Principal payments under debt agreements                                                  (39,749)           (51,095)
   Proceeds from issuance of stock                                                                 -             32,003
   Capital contribution by majority stockholder                                                    -            128,432
                                                                                           ---------          ---------
                         Net cash provided by financing activities                            75,751            253,791
                                                                                           ---------          ---------
INCREASE IN CASH AND CASH EQUIVALENTS                                                         40,776             27,991

CASH AND CASH EQUIVALENTS, beginning of period                                                13,612             73,629
                                                                                           ---------          ---------
CASH AND CASH EQUIVALENTS, end of period                                                   $  54,388          $ 101,620
                                                                                           =========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                                  $ 114,088          $ 132,746
   Issuance of stock for stock of another corporation                                        350,000                  -
   Conversion of note payable to stock                                                       100,000                  -
   Noncash acquisition of Seair Group, Inc.                                                        -            (63,432)

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       GOURMET GROUP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.  BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements include the accounts of Gourmet Group, Inc., and its wholly owned subsidiary (collectively referred to as the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the financial statements and notes thereto of the Company's predecessor (see
Note 2 below) included in the Company's report on Form 8-K, dated September 28, 2000, filed in connection with the acquisition by Seair Group, Inc. (Seair) of Our Food Products Group, Inc., (Our Food).

2.  ACQUISITION:

On September 28, 2000, Seair, a publicly traded shell corporation, acquired all of the outstanding stock of Our Food in exchange for 3.142424 shares of Seair common stock for each share of Our Food's common stock. (Immediately prior to this acquisition, each outstanding share of Our Food's preferred stock was automatically converted to approximately 1.45 shares of Our Food's common stock.) In addition, outstanding options to purchase common stock of Our Food were exchanged for options to purchase Seair common stock based on the exchange ratio discussed above. Concurrent with the acquisition, Seair's name was changed to Gourmet Group, Inc.

The acquisition was accounted for as a recapitalization of Our Food for financial reporting and accounting purposes. As such, Our Food is considered the predecessor company, and the condensed consolidated balance sheet at June 30, 2000, is that of Our Food and does not include the accounts of Seair. The capital accounts of Our Food for all periods presented have been reflected on an equivalent share basis to give effect to the exchange ratio discussed above. The condensed consolidated statement of operations for the three months ended September 30, 1999, is that of Our Food and does not include the results of operations of Seair. In addition, the condensed consolidated statement of operations for the three months ended September 30, 2000, includes the results of operations of Seair from the effective date of the acquisition (September 28, 2000) through the end of the period. Seair did not have significant operations prior to the acquisition, therefore, pro forma presentation of combined results of operations for the periods presented is not considered meaningful and has been omitted.

In connection with the acquisition, Gourmet Group, Inc. adopted the June 30 fiscal year end of Our Food.

3.  INVENTORIES:

Inventories at June 30, 2000, and September 30, 2000, are as follows:

                                                  June 30,    September 30,
                                                    2000         2000
                                                 ---------    ---------
   Raw materials and packaging                   $ 323,016    $ 336,043
   Finished goods                                  236,706      210,353
   Less-Inventory Reserve                          (12,934)     (17,615)
                                                 ---------    ---------

        Inventories, net                         $ 546,788    $ 528,781
                                                 =========    =========

4.  LOSS PER SHARE:

Loss per share has been calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Due to the Company's net loss, diluted loss per share has not been presented since the effect of considering outstanding common share equivalents would be antidilutive. Options to purchase 501,217 and 3,241,410 shares of common stock were outstanding at September 30, 1999 and 2000, respectively, but these options were not included in the computation of loss per share as their effect would be antidilutive.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report. References to years are to fiscal years ended June 30, 1999 and 2000. Results for interim period are not necessarily indicative of results for the year.

OVERVIEW

The Company manufactures and markets a broad selection of high quality specialty food products to a wide range of customers throughout the United States and in a number of foreign countries.

The Company's products are comprised of the Company-owned brands D.L. Jardine, Jardine 7J Ranch, W.B. Williams, Shotgun Willie's, Buckaroo, Dixie Dan's and Sontava, as well as private label brands manufactured for national and regional premium grocery store chains, gourmet catalog and specialty retailers, national department stores and the largest amusement park in the United States. The Company celebrated the 21st birthday of the D.L. Jardine brand this year.

The Company generates all of its revenues from retail and wholesale sales of its specialty food product offerings. The Company-owned brands are sold and distributed through a network of brokers, distributors, representatives, retailers, direct mail catalogs and the internet (www.jardinefoods.com). The Company owns a retail outlet located at its manufacturing facility and corporate headquarters, which is located in Buda, Texas.

RESULTS OF OPERATIONS

The numbers and percentages contained in this Item 2 are approximate. Dollar amounts are stated in thousands.

NET SALES

Net sales for the quarter ended September 30, 2000, were $2,003 compared to $1,808 for the quarter ended September 30, 1999.

The Company sells to and tracks sales in five channels: "Distributor," "Gourmet Gift," "Contract Packaging," "International" and "Mail Order/Internet." Distributor sales primarily represent products sold to grocery store distributors; Gourmet Gift sales represent sales made directly to retail gourmet and gift stores; Contract Packaging sales represent sales of private label products; foreign sales are reflected in the International channel; and Mail Order/Internet sales reflect sales to individuals via catalog or the Internet.

The Company's Distributor sales increased $56 from the quarter ended September 30, 1999 to the quarter ended September 30, 2000. The increase in sales for this channel was primarily due to growth in the salsa and salad dressing categories which was driven by efficient promotional activity and new customer distribution.

The Company's Gourmet Gift sales increased $119 from the quarter ended September 30, 1999, to the quarter ended September 30, 2000. The increase in this channel was attributable to growth in the Gourmet Gift customer base, strengthened current customer relations and an expansion of the product line sold to this channel.

COST OF SALES

Cost of sales consists of material, freight, labor, depreciation and overhead. Cost of sales increased from $1,211 in the quarter ended September 30, 1999, to $1,357 in the quarter ended September 30, 2000. The increase resulted primarily from higher net sales in the first quarter of 2000 compared to the first quarter of 1999. As a percentage of net sales, cost of sales increased an insignificant amount from 67.0 percent in the quarter ended September 30, 1999, to 67.7 percent in the quarter ended September 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense includes marketing, research and development and general and administrative expenses along with respective personnel salaries. Selling, general and administrative expense as a percentage of sales decreased from 37.6 percent in the quarter ended September 30, 1999, to
34.7 percent in the quarter ended September 30, 2000. The decrease is primarily the result of increased cost controls in the quarter ended September 30, 2000. For the quarter ended September 30, 2000, selling, general and administrative expenses include approximately $120 of expenses related to the merger between Our Food and Seair on September 28, 2000, which is described in the notes to the condensed consolidated financial statements included elsewhere in this quarterly report.

OTHER (INCOME) EXPENSE

Other (income) expense was $112 in the quarter ended September 30, 1999, and $123 in the quarter ended September 30, 2000. The increase relates primarily to interest expense on the Company's long-term debt.

INCOME TAXES

For the first quarter of fiscal 1999 and 2000, the Company did not record an income tax benefit related to the Company's losses due to uncertainties regarding the use of those losses in future periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $755 at June 30, 2000 and $863 at September 30, 2000. The increase in working capital is due principally to the increase in the Company's accounts receivable balance as of September 30, 2000, compared to June 30, 2000. Cash and cash equivalents were $74 at June 30, 2000 and $102 at September 30, 2000.

Cash used in operating activities was $32 in the three months ended September 30, 1999, and $226 in the three months ended September 30, 2000. The increase is primarily a result of an increase in accounts receivable due to increased sales in the quarter.

Cash used in investing activities was $3 in the three months ended September 30, 1999, and $0 in the three months ended September 30, 2000.

Cash provided by financing activities was $76 in the three months ended September 30, 1999, and $254 in the three months ended September 30, 2000. Cash provided for the three months ended September 30, 2000, primarily reflects capital contributions by the Company's majority stockholder and net borrowings on the Company's credit agreement. The Company has a revolving loan with a commercial lender. The loan is based on a borrowing base formula of up to 80 percent of eligible receivables, plus 50 percent of eligible inventory. As a result of the borrowing base formula, the credit available to the Company of approximately $230 as of September 30, 2000, could be adversely restricted in the event of declines in the Company's sales.

The Company's ongoing cash requirements will be for capital expenditures and working capital. Management believes that cash provided by operations and the credit agreement will be sufficient to meet the Company's cash requirements for at least the next 12 months. In addition, the Company's majority stockholder is committed under an agreement with the Company's primary lender to make payments to the Company equal to the net loss (as defined) generated by the Company for any month. The payments can be made by purchasing subordinated notes from the Comapny or by purchasing common stock. The majority stockholder must continue to make such payments until the Company has achieved net income (as defined) for six consecutive months.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document that are not historical facts are "forward-looking statements," as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve a number of risks and uncertainties. Such forward-looking statements may concern growth and future operating results, potential acquisitions and joint ventures, new manufacturing facilities, capital expenditures, economic climate, new products and product enhancements, the future importance of photomask technology, the demand for products, competitive factors, research and development activities and expenditures, strategic relationships with third parties, liquidity and the Company's strategy. Such forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate" or other words that convey uncertainty of future events or outcomes. Such forward-looking statements are based upon management's current plans, expectations, estimates and assumptions and are subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's business, financial position and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

         (c) On September 28, 2000, the Company entered into an Agreement and Plan of Share Exchange (the "Agreement") with Our Food and all of the shareholders (the "Our Food Shareholders") of Our Food (seven shareholders in all). Pursuant to the Agreement, the Company acquired 7,984,194 shares of Our Food Class B Common Stock, which constitute all of the outstanding capital stock of Our Food, in exchange for issuing pro rata to the Our Food Shareholders a total of 25,089,723 restricted shares of the Company's common stock, $.001 par value ("Common Stock") (the "Share Exchange").

Immediately prior to the Share Exchange, the Company accrued the obligation to issue 100,000 shares of Common Stock to an advisory firm for services relating to the introduction of the parties to the Share Exchange. Prior to the Share Exchange, the Company had outstanding 2,887,747 shares of Common Stock (inclusive of such 100,000 shares) and, immediately after the Share Exchange, the Company had outstanding 27,977,470 shares of Common Stock. Also, in connection with the Share Exchange, the Company's Board of Directors adopted an incentive plan and granted options to purchase an aggregate of 3,239,952 shares of Common Stock at exercise prices ranging from $.00318 to $.23885 per share to replace fully-vested options which had been outstanding under Our Food's incentive plan but which were canceled in connection with the Share Exchange. All of the securities issued by the Company in connection with the Share Exchange were exempt under Section 4(2) under the Securities Act of 1933, as amended (the "Act"), and Rule 506 under the Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2000, the Company was in default of certain financial covenants made to the Company's lenders but has obtained waivers for such noncompliance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         As of September 18, 2000, twenty-five shareholders of the Company holding approximately 1,806,281 shares of the Common Stock (or approximately 64.8% of the Common Stock then outstanding) approved by written consent without a meeting the following actions to be taken by the Company: (i) entering into the Agreement and taking all actions relating to the Share Exchange including the issuance of shares and options to the Our Food Shareholders; (ii) adopting the Company's 2000 Stock Option Plan and the reservation of 5,000,000 shares of Common Stock to be issued under such Plan; (iii) changing its name from Seair Group, Inc. to Gourmet Group, Inc., (iv) increasing its authorized Common Stock from 25,000,000 shares of Common Stock to 50,000,000 shares, and (v) electing not to be governed by Nevada Revised Statutes Sections 78.378 to 78.3793, inclusive, relating to the acquisition of a controlling interest and Nevada Revised Statutes Sections 78.411 to 78.444, inclusive, relating to combinations with interested stockholders.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

         (27)  Financial Data Schedule

     (B) Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GOURMET GROUP, INC.
                                    (Registrant)

Date:  November 20, 2000            By: /s/ Fredrick Schulman
                                       -----------------------------------------
                                                     Fredrick Schulman
                                                President and Chief Executive
                                           Officer (Principal Executive Officer)



Date:  November 20, 2000            By: /s/ Kimberly H. Eckert
                                       -----------------------------------------
                                                   Kimberly H. Eckert
                                          Vice President - Finance and Chief
                                     Financial Officer (Principal Financial and
                                                   Accounting Officer)