Form 10QSB
period 2000-12-31
GOURMET GROUP INC
filed 2001-02-14
CIK 873540

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                     10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                                                 OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________________ to ________________

                         Commission File Number 0-19086


                               GOURMET GROUP, INC.
                          (formerly, Seair Group, Inc.)


                 NEVADA                                      87 - 0438825
         -----------------------                         ---------------------
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

The number of outstanding shares of the Registrant's common stock, $.001 par value, as of February 14, 2001 is 28,527,393.

                       GOURMET GROUP, INC., AND SUBSIDIARY


                                TABLE OF CONTENTS

                                                                                                     PAGE
PART I
     Item 1.  Condensed Consolidated Financial Statements
                 Condensed Consolidated Balance Sheets at June 30, 2000, and December 31, 2000          2
                 Condensed Consolidated Statements of Operations for the Three and Six Months Ended
                    December 31, 1999 and 2000                                                          3
                 Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                    December 31, 1999 and 2000                                                          4
                 Notes to Condensed Consolidated Financial Statements                                   5

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                     6
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                8

PART II
     Item 1.  Legal Proceedings                                                                         8
     Item 2.  Changes in Securities                                                                     8
     Item 3.  Submission of Matters to a Vote of Security Holders                                       8
     Item 4.  Other Information                                                                         9
     Item 5.  Exhibits and Reports on Form 8-K                                                          9

SIGNATURES


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                       GOURMET GROUP, INC., AND SUBSIDIARY


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     June 30,      December 31,
                                                                                       2000           2000
                                                                                  -------------   -------------
                                                                                     (Audited)       (Unaudited)
                                         ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                       $      73,629    $     188,563
   Trade accounts receivable, net                                                        777,494          979,715
   Inventories, net                                                                      546,788          652,480
   Prepaid expenses and other current assets                                             153,093          181,141
                                                                                   -------------    -------------

                      Total current assets                                             1,551,004        2,001,899

PROPERTY AND EQUIPMENT, net                                                            1,801,481        1,734,200

GOODWILL, net                                                                          2,798,800        2,719,293

OTHER ASSETS, net                                                                        457,816          453,632
                                                                                  --------------    -------------

                      Total assets                                                 $   6,609,101    $   6,909,024
                                                                                   =============    =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                $     353,904    $     444,958
   Accrued expenses                                                                      303,412          365,136
   Current portion of long-term debt                                                     139,033          139,033
                                                                                   -------------    -------------

                      Total current liabilities                                          796,349          949,127

LONG-TERM DEBT, less current portion                                                   3,624,433        3,858,905

OTHER LONG-TERM LIABILITIES                                                              164,549          126,930

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock; $.001 par value; 50,000,000 shares authorized;
     24,012,420 and 28,527,393 shares issued and outstanding, respectively                24,012           28,527
   Additional paid-in capital                                                          3,348,563        3,441,123
   Accumulated deficit                                                                (1,348,805)      (1,495,588)
                                                                                   -------------    -------------
                      Total stockholders' equity                                       2,023,770        1,974,062
                                                                                   -------------    -------------
                      Total liabilities and stockholders' equity                   $   6,609,101    $   6,909,024
                                                                                   =============    =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       GOURMET GROUP, INC., AND SUBSIDIARY


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                             Three Months Ended               Six Months Ended
                                                 December 31                     December 31
                                        ----------------------------    ----------------------------
                                             1999           2000            1999            2000
                                        ------------    ------------    ------------    ------------
NET SALES                               $  2,141,124    $  2,241,679    $  3,949,536    $  4,244,395

COST OF SALES                              1,415,068       1,498,016       2,625,945       2,854,648
                                        ------------    ------------    ------------    ------------

GROSS PROFIT                                 726,056         743,663       1,323,591       1,389,747

SELLING, GENERAL AND ADMINISTRATIVE          671,820         583,197       1,351,276       1,260,148
                                        ------------    ------------    ------------    ------------
INCOME/(LOSS) FROM OPERATIONS                 54,236         160,466         (27,685)        129,599
                                        ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSES):
   Interest expense                         (113,331)       (132,035)       (227,120)       (280,474)
   Accretion of value of put warrants             --         (14,610)         (1,790)        (18,237)
   Other, net                                  7,218          11,392          11,004          22,329
                                        ------------    ------------    ------------    ------------
                                            (106,113)       (135,253)       (217,906)       (276,382)
                                        ------------    ------------    ------------    ------------

NET INCOME/(LOSS)                       $    (51,877)   $     25,213    $   (245,591)   $   (146,783)
                                        ============    ============    ============    ============

INCOME/(LOSS) PER SHARE - BASIC         $      (.003)   $       .001    $      (.014)   $      (.006)
                                        ============    ============    ============    ============

AVERAGE SHARES OUTSTANDING - BASIC        18,606,953      28,521,349      17,608,844      26,484,399
                                        ============    ============    ============    ============

INCOME/(LOSS) PER SHARE - DILUTED       $      (.003)   $       .001    $      (.014)   $      (.006)
                                        ============    ============    ============    ============

AVERAGE SHARES OUTSTANDING - DILUTED      18,606,953      31,218,879      17,608,844      26,484,399
                                        ============    ============    ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       GOURMET GROUP, INC., AND SUBSIDIARY


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                      December 31
                                                                                ----------------------
                                                                                   1999         2000
                                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(245,591)   $(146,783)
  Adjustments to reconcile net loss to net cash used in operating activities-
    Depreciation and amortization                                                 186,812      156,999
    Accretion of value of put warrants                                              1,790       18,237
    Loss on disposition of assets                                                     838          991
    Changes in operating assets and liabilities-
      Accounts receivable, net                                                    (72,047)    (202,221)
      Inventories, net                                                             90,621     (105,692)
      Prepaid expenses and other assets                                           119,253       (6,668)
      Accounts payable                                                            (31,673)      90,984
      Accrued expenses and other                                                 (327,113)     (22,636)
                                                                                ---------    ---------

        Net cash used in operating activities                                    (277,110)    (216,789)
                                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                              (58,360)      (3,327)
                                                                                ---------    ---------
        Net cash used in investing activities
                                                                                  (58,360)      (3,327)
                                                                                ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under debt agreements                                                202,500      284,988
  Principal payments under debt agreements                                       (100,787)    (110,373)
  Proceeds from issuance of common stock                                               --       32,003
  Capital contribution by majority stockholder                                    227,189      128,432
                                                                                ---------    ---------

        Net cash provided by financing activities                                 328,902      335,050
                                                                                ---------    ---------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                                   (6,568)     114,934

CASH AND CASH EQUIVALENTS, beginning of period                                     13,612       73,629
                                                                                ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                                        $   7,044    $ 188,563
                                                                                =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                        $ 210,737    $ 240,939
  Issuance of common stock for common stock of another corporation                350,000           --
  Conversion of note payable to preferred stock                                   100,000           --
  Noncash net effect of acquisition                                                    --      (63,432)


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       GOURMET GROUP, INC. AND SUBSIDIARY


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.  BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements include the accounts of Gourmet Group, Inc., and its wholly owned subsidiary (individually and collectively referred to as the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2000, are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the financial statements and notes thereto of the Company's predecessor (see
Note 2 below) included in the Company's report on Form 8-K, dated September 28, 2000, filed in connection with the acquisition by Seair Group, Inc. (Seair) of Our Food Products Group, Inc., (Our Food).

2.  AQUISITION:

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

The acquisition was accounted for as a recapitalization of Our Food for financial reporting and accounting purposes. As such, Our Food is considered the predecessor company, and the condensed consolidated balance sheet at June 30, 2000, is that of Our Food and does not include the accounts of Seair. The capital accounts of Our Food for all periods presented have been reflected on an equivalent share basis to give effect to the exchange ratio discussed above. The condensed consolidated statement of operations for the six months ended December 31, 1999, is that of Our Food and does not include the results of operations of Seair. In addition, the condensed consolidated statement of operations for the six months ended December 31, 2000, includes the results of operations of Seair from the effective date of the acquisition (September 28, 2000) through the end of the period. Seair did not have significant operations prior to the acquisition, therefore, pro forma presentation of combined results of operations for the periods presented is not considered meaningful and has been omitted.

In connection with the acquisition, Gourmet Group, Inc. adopted the June 30 fiscal year end of Our Food.

3.  INVENTORIES:

Inventories at June 30, 2000, and December 31, 2000, are as follows:

                                           June 30,   December 31,
                                             2000        2000
                                         -----------  -----------
Raw materials and packaging               $323,016     $443,087
Finished goods                             236,706      234,393
Less - inventory reserve                   (12,934)     (25,000)
                                         ---------    ---------
Inventories, net                          $546,788     $652,480
                                         =========    =========

4.  INCOME/LOSS PER SHARE:

Income/Loss per share has been calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic income/loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Due to the Company's net loss, diluted loss per share is the same as basic loss per share for the three months ended December 31, 1999 and the six months ended December 31, 1999 and December 31, 2000, since the effect of considering outstanding common share equivalents would be antidilutive. Options to purchase 426,000 and 2,691,487 shares of common stock were outstanding at December 31, 1999 and 2000, respectively. The reconciliation of the denominators used to calculate the basic and diluted earnings per share for the three and six month periods ended December 31, 1999 and December 31, 2000, respectively, are as follows (in thousands):

                                              Three Months Ended  Six Months Ended
                                                  December 31,      December 31,
                                                ---------------   ---------------
                                                 1999     2000     1999     2000
                                                ------   ------   ------   ------
Weighted Average Shares Outstanding - Basic     18,607   28,521   17,609   26,484
Plus: Common Stock Equivalents                      --    2,698       --       --
                                                ------   ------   ------   ------
Weighted Average Shares Outstanding - Diluted   18,607   31,219   17,609   26,484
                                                ======   ======   ======   ======


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report. References to years are to fiscal years ended June 30, 1999 and 2000. Results for interim periods are not necessarily indicative of results for the year.

Overview

The Company manufactures and markets a broad selection of high quality specialty food products to a wide range of customers throughout the United States and in a number of foreign countries.

The Company's products are comprised of the Company-owned brands D. L. Jardine, Jardine 7J Ranch, W. B. Williams, Shotgun Willie's, Buckaroo, Dixie Dan's and Sontava as well as private label brands manufactured for national and regional premium grocery store chains, gourmet catalog and specialty retailers, national department stores and the largest amusement park in the United States. The Company celebrated the 21st birthday of the D. L. Jardine brand in 2000.

The Company generates all of its revenues from retail and wholesale sales of its specialty food product offerings. The Company-owned brands are sold and distributed through a network of brokers, distributors, representatives, retailers, direct mail catalogs and the internet (www.jardinefoods.com). The Company owns a retail outlet located at its manufacturing facility and corporate headquarters, located in Buda, Texas.

Results of Operations

The numbers and percentages contained in this Item 2 are approximate. Dollar amounts are stated in thousands.

Net Sales


Net sales for the quarter ended December 31, 2000, increased 5 percent to $2,242 compared to $2,141 for the quarter ended December 31, 1999.

Net sales for the six month period ended December 31, 2000 were $4,244, which reflect an increase of 7 percent from net sales of $3,950 in the comparable six month period of the prior fiscal year.

The higher net sales levels for the three and six month periods ended December 31, 2000, versus the comparable periods of the prior year, were primarily due to a 20 percent increase in the Company's contract packaging sales of private label products.

Cost of Sales

Cost of sales consists of material, freight, labor, depreciation and overhead. Cost of sales increased 6 percent from $1,415 in the quarter ended December 31, 1999, to $1,498 in the quarter ended December 31, 2000. Cost of sales increased 9 percent from $2,626 in the six months ended December 31, 1999 to $2,855 in the six months ended December 31, 2000. The increase resulted primarily from higher net sales in the three and six months ended December 31, 2000 compared to the three and six months ended December 31, 1999.

Selling, General and Administrative Expense

Selling, general and administrative expense includes marketing, research and development and general and administrative expenses along with respective personnel salaries. Selling, general and administrative expense as a percentage of sales decreased from 31 percent in the three months ended December 31, 1999, to 26 percent in the quarter ended December 31, 2000. Selling, general and administrative expense represented 34 percent of net sales for the six months ended December 31, 1999 compared to 30 percent for the six months ended December 31, 2000. The decrease is primarily the result of increased cost controls in the three and six months ended December 31, 2000. For the six months ended December 31, 2000, selling, general and administrative expenses include approximately $120 of expenses related to the share exchange between Our Food shareholders and Seair on September 28, 2000, which is described in the notes to the condensed consolidated financial statements included elsewhere in this quarterly report.

Other (Income) Expense

Other (income) expense was $106 for the three months and $218 for the six months ended December 31, 1999 compared to $135 for the three months and $276 for the six months ended December 31, 2000. The increase relates primarily to interest expense on the Company's long-term debt and accretion in the estimated value of put warrants.

Income Taxes

For the three months ended December 31, 1999 and the six months ended December 31, 1999 and 2000, the Company did not record an income tax benefit related to the Company's losses due to uncertainties regarding the use of those losses in future periods. For the three months ended December 31, 2000, the Company anticipates utilizing its net operating loss carryforwards from prior periods and, therefore, has not recorded income tax expense for the period.

Liquidity and Capital Resources

The Company's working capital was $755 at June 30, 2000 and $1,053 at December 31, 2000. The increase in working capital is due principally to the increase in the Company's accounts receivable, cash and cash equivalents balances as of December 31, 2000, compared to June 30, 2000. Cash and cash equivalents were $74 at June 30, 2000 and $189 at December 31, 2000.

Cash used in operating activities was $277 in the six months ended December 31, 1999, and $217 in the six months ended December 31, 2000.

Cash used in investing activities was $58 in the six months ended December 31, 1999, and $3 in the six months ended December 31, 2000.

Cash provided by financing activities was $329 in the six months ended December 31, 1999, and $335 in the six months ended December 31, 2000. Cash provided for the six months ended December 31, 2000, primarily reflects capital contributions by the Company's majority stockholder and net borrowings on the Company's credit agreement. Our Food, the Company's subsidiary, has a revolving loan with a commercial lender. The loan is based on a borrowing base formula of up to 80 percent of eligible receivables, plus 50 percent of eligible inventory. As a result of the borrowing base formula, the credit available to the Company of approximately $68 as of December 31, 2000, could be adversely restricted in the event of declines in the Company's sales.

The Company's ongoing cash requirements will be for capital expenditures and working capital. Management believes that cash provided by sales and financing activities will be sufficient to meet the Company's cash requirements for at least the next 12 months. In addition, the Company's majority stockholder is committed under an agreement with the Company's primary lender to make payments to the Company equal to the net loss (as defined) generated by the Company for any month. The payments can be made by purchasing subordinated notes from the Company or by purchasing common stock. The majority stockholder must continue to make such payments until the Company has achieved net income (as defined) for six consecutive months.

forward-Looking statements

Certain statements contained in this document that are not historical facts are "forward-looking statements," as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve a number of risks and uncertainties. Such forward-looking statements may concern growth and future operating results, potential acquisitions and joint ventures, new manufacturing facilities, capital expenditures, economic climate, new products and product enhancements, the demand for products, competitive factors, research and development activities and expenditures, strategic relationships with third parties, liquidity and the Company's strategy. Such forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate" or other words that convey uncertainty of future events or outcomes. Such forward-looking statements are based upon management's current plans, expectations, estimates and assumptions and are subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's business, financial position and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable


                                     PART II

Item 1.  Legal Proceedings

The Company is not currently involved in any material legal proceedings.

Item 2.  Changes in Securities

During the quarter ended December 31, 2000, the Company issued 549,923 restricted shares of its common stock in connection with the exercise of stock options for total exercise price of $43,750. The Company believes such issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.  Submission of Matters to a Vote of Security Holders

None.

Item 4.  Other Information

Not applicable.


Item 5.  Exhibits and Reports On Form 8-K

     (A) Exhibits

         (27)  Financial Data Schedule

     (B) Reports on Form 8-K

         On November 20, 2000, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K/A, reporting under
         Item 7 (Financial Statements and Exhibits) and Item 8 (Change in Fiscal
         Year) of that form. Included in such report were the audited year and financial statements of Our Food.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GOURMET GROUP, INC.
                                 (Registrant)

Date:  February 14, 2001         By: /s/ Fredrick Schulman
                                     -------------------------------------------
                                              Fredrick Schulman
                                        President and Chief Executive
                                    Officer (Principal Executive Officer)


Date:  February 14, 2001         By: /s/ Kimberly H. Eckert
                                     -------------------------------------------
                                                 Kimberly H. Eckert
                                         Vice President - Finance and Chief
                                    Financial Officer (Principal Financial and)
                                                Accounting Officer)