Form 10QSB
period 2001-03-31
GOURMET GROUP INC
filed 2001-05-21
CIK 873540

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                     10-QSB


   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________


                         Commission File Number 0-19086


                               GOURMET GROUP, INC.
                          (formerly, Seair Group, Inc.)


              Nevada                                       87 - 0438825
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

The number of outstanding shares of the Registrant's common stock, $.001 par value, as of May 21, 2001 is 28,527,393.

                       GOURMET GROUP, INC., AND SUBSIDIARY

                                TABLE OF CONTENTS


                                                                                                       Page
                                                                                                       ----
Part I
     Item 1.  Condensed Consolidated Financial Statements
                 Condensed Consolidated Balance Sheets at June 30, 2000, and March 31, 2001              2
                 Condensed Consolidated Statements of Operations for the Three and Nine Months
                     Ended March 31, 2000 and 2001                                                       3
                 Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                     March 31, 2000 and 2001                                                             4
                 Notes to Condensed Consolidated Financial Statements                                    5

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                      6
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                 8

Part II
     Item 1.  Legal Proceedings                                                                          8
     Item 2.  Changes in Securities                                                                      8
     Item 3.  Defaults upon Senior Securities                                                            8
     Item 4.  Submission of Matters to a Vote of Security Holders                                        8
     Item 5.  Other Information                                                                          8
     Item 6.  Exhibits and Reports on Form 8-K                                                           9

Signatures

                                     PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       GOURMET GROUP, INC., AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     June 30,         March 31,
                                                                                       2000             2001
                                                                                  -------------    -------------
                                                                                                    (Unaudited)
                                         ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                      $      73,629    $      73,464
   Trade accounts receivable, net                                                       777,494          955,543
   Receivable from majority stockholder                                                   1,459           74,230
   Inventories, net                                                                     546,788          615,542
   Prepaid expenses and other current assets                                            151,634          147,506
                                                                                  -------------    -------------

                      Total current assets                                            1,551,004        1,866,285

PROPERTY AND EQUIPMENT, net                                                           1,801,481        1,700,677

GOODWILL, net                                                                         2,798,800        2,680,124

OTHER ASSETS, net                                                                       457,816          445,201
                                                                                  -------------    -------------

                      Total assets                                                $   6,609,101    $   6,692,287
                                                                                  =============    =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                               $     353,904    $     676,055
   Accrued expenses                                                                     303,412          334,608
   Notes payable and current maturities (See Note 3)                                    139,033        3,811,973
                                                                                  -------------    -------------

                      Total current liabilities                                         796,349        4,822,636

LONG-TERM DEBT, less current portion                                                  3,624,433            4,000

OTHER LONG-TERM LIABILITIES                                                             164,549          104,078

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock; $.001 par value; 50,000,000 shares authorized;
     24,012,420 and 28,527,393 shares issued and outstanding, respectively               24,012           28,527
   Additional paid-in capital                                                         3,348,563        3,402,639
   Accumulated deficit                                                               (1,348,805)      (1,669,593)
                                                                                  -------------    -------------

                      Total stockholders' equity                                      2,023,770        1,761,573
                                                                                  -------------    -------------

                      Total liabilities and stockholders' equity                  $   6,609,101    $   6,692,287
                                                                                  =============    =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       GOURMET GROUP, INC., AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                     Three Months Ended                     Nine Months Ended
                                                          March 31                               March 31
                                             --------------------------------        --------------------------------
                                                 2000                2001                2000                2001
                                             ------------        ------------        ------------        ------------

NET SALES                                    $  1,406,711        $  1,947,276        $  5,356,247        $  6,191,671

COST OF SALES                                   1,055,951           1,447,065           3,681,896           4,301,713
                                             ------------        ------------        ------------        ------------

GROSS PROFIT                                      350,760             500,211           1,674,351           1,889,958

SELLING, GENERAL AND ADMINISTRATIVE               628,654             594,023           1,979,930           1,872,390
                                             ------------        ------------        ------------        ------------

INCOME/(LOSS) FROM OPERATIONS                $   (277,894)       $    (93,812)           (305,579)             17,568
                                             ------------        ------------        ------------        ------------

OTHER INCOME (EXPENSES):
   Interest expense                              (111,708)           (122,342)           (338,828)           (384,596)
   Accretion of value of put warrants              (2,548)            (13,257)             (4,338)            (31,494)
   Other, net                                      16,669              55,406              27,673              77,734
                                             ------------        ------------        ------------        ------------
                                                  (97,587)            (80,193)           (315,493)           (338,356)
                                             ------------        ------------        ------------        ------------

NET INCOME/(LOSS)                            $   (375,481)       $   (174,005)       $   (621,072)       $   (320,788)
                                             ============        ============        ============        ============


INCOME/(LOSS) PER SHARE - BASIC              $     (0.016)       $     (0.006)       $     (0.032)       $     (0.012)
                                             ============        ============        ============        ============

AVERAGE SHARES OUTSTANDING - BASIC             23,612,098          28,527,393          19,688,801          27,262,409
                                             ============        ============        ============        ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                       GOURMET GROUP, INC., AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                      Nine Months Ended
                                                                                          March 31
                                                                                   ----------------------
                                                                                      2000        2001
                                                                                   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $(621,072)   $(320,788)
   Adjustments to reconcile net loss to net cash used in operating activities-
     Depreciation and amortization                                                   273,667      229,177
       Accretion of value of put warrants
                                                                                       4,338       31,494
      Loss on disposition of assets
                                                                                         838          992
      Changes in operating assets and liabilities-
       Accounts receivable, net                                                      167,454     (178,049)
       Inventories, net                                                              (16,345)     (68,754)
       Prepaid expenses and other assets                                              97,840      (38,319)
       Accounts payable                                                              (89,466)     322,081
       Accrued expenses and other                                                   (299,719)     (53,164)
                                                                                   ---------    ---------

                         Net cash used in operating activities                      (482,465)     (75,330)
                                                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                (62,151)      (3,327)
                                                                                   ---------    ---------

                         Net cash used in investing activities
                                                                                     (62,151)      (3,327)
                                                                                   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under debt agreements                                                   76,500      160,282
   Principal payments under debt agreements                                         (145,024)    (203,741)
   Proceeds from issuance of common stock
                                                                                        --         32,003
   Capital contribution by majority stockholder                                      619,540       89,948
                                                                                   ---------    ---------

                         Net cash provided by financing activities                   551,016       78,492
                                                                                   ---------    ---------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                                       6,400         (165)

CASH AND CASH EQUIVALENTS, beginning of period                                        13,612       73,629
                                                                                   ---------    ---------

CASH AND CASH EQUIVALENTS, end of period                                           $  20,012    $  73,464
                                                                                   =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                          $ 314,161    $ 357,322
   Issuance of stock for common stock of another corporation                         350,000         --
   Conversion of note payable to stock                                               100,000         --
   Noncash net effect of acquisition                                                    --        (63,432)



The accompanying notes are an integral part of these condensed consolidated financial statements.

                       GOURMET GROUP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



1.  BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements include the accounts of Gourmet Group, Inc., and its wholly owned subsidiary (individually and collectively referred to as the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the financial statements and notes thereto of the Company's predecessor (see
Note 2 below) included in the Company's report on Form 8-K, dated September 28, 2000, filed in connection with the acquisition by Seair Group, Inc. (Seair) of Our Food Products Group, Inc., (Our Food). Certain amounts for prior periods have been reclassified to conform to the presentation adopted in the current fiscal year.

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

The acquisition was accounted for as a recapitalization of Our Food for financial reporting and accounting purposes. As such, Our Food is considered the predecessor company, and the condensed consolidated balance sheet at June 30, 2000, is that of Our Food and does not include the accounts of Seair. The capital accounts of Our Food for all periods presented have been reflected on an equivalent share basis to give effect to the exchange ratio discussed above. The condensed consolidated statements of operations for the three and nine months ended March 31, 2000, are that of Our Food and do not include the results of operations of Seair. In addition, the condensed consolidated statement of operations for the nine months ended March 31, 2001, includes the results of operations of Seair from the effective date of the acquisition (September 28, 2000) through the end of the period. Seair did not have significant operations prior to the acquisition, therefore, pro forma presentation of combined results of operations for the periods presented is not considered meaningful and has been omitted.

In connection with the acquisition, Gourmet Group, Inc. adopted the June 30 fiscal year end of Our Food.

3.   DEBT AND LIQUIDITY:

The Company has a $2 million line of credit (under which $841,000 has been borrowed as of March 31, 2001), and two notes payable totaling approximately $1,221,000 as of March 31, 2001, with a commercial lender. Monthly principal and interest is due under the notes through May 2003, and the line of credit matures in May 2003. The Company also has a $1.75 million note payable to a financial institution which is due in May 2003. The line of credit and notes require the maintenance of certain financial ratios and other financial covenants. Failure to comply with such covenants could result in the amounts outstanding under the debt agreements becoming immediately due and payable or restrict the Company's ability to borrow under the line of credit.

The Company was not in compliance with certain of the financial ratios as of March 31, 2001, but has obtained waivers from the commercial lender and financial institution for such noncompliance as of March 31, 2001. With respect to the line of credit and notes, the Company has a minimum net loss covenant for the year ending June 30, 2001, which management believes the Company will not meet. The commercial lender and financial institution have not waived this anticipated noncompliance nor have they amended the covenant in order for the Company to be in compliance with an amended minimum net loss. Management believes that the Company will obtain waivers from the commercial lender and financial institution, but there is no assurance that such waivers will be obtained. As a result, all amounts outstanding under the line of credit and notes with the commercial lender and the financial institution have been reflected as current obligations on the accompanying balance sheet as of March 31, 2001.

The Company has not generated cash from operations for the years ended June 30, 1999 and 2000, or for the nine month period ended March 31, 2001. Cash to fund operations and purchases of property and equipment to expand and update the Company's production equipment has been provided primarily through debt financing and capital contributions by its majority stockholder. The Company's majority stockholder is committed under an agreement with the commercial lender to make payments to the Company equal to the net loss (as defined) generated by the Company for any month. The payments can be made by purchasing subordinated notes from the Company or by purchasing common stock. The majority stockholder must continue to make such payments until the Company has achieved net income (as defined) for six consecutive months. The Company remains dependent on its ability to borrow under its line of credit and on the ability of its majority stockholder to fund the Company's net losses (as defined).

4.  INVENTORIES:

Inventories at June 30, 2000, and March 31, 2001, are as follows:

                                                   June 30,           March 31,
                                                     2000               2001
                                                  ---------          ---------
Raw materials and packaging                       $ 323,016          $ 370,077
Finished goods                                      236,706            261,839
Less - inventory reserve                            (12,934)           (16,374)
                                                  ---------          ---------

Inventories, net                                  $ 546,788          $ 615,542
                                                  =========          =========

5.  LOSS PER SHARE:

Loss per share has been calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic loss per share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. Due to the Company's net loss, diluted loss per share is the same as basic loss per share for the three and nine months ended March 31, 2000 and 2001, since the effect of considering outstanding common share equivalents would be antidilutive. Options to purchase 1,338,673 and 2,691,487 shares of common stock were outstanding at March 31, 2000 and 2001, respectively.


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

Net Sales

Net sales for the quarter ended March 31, 2001, increased 38 percent to $1,947,000 compared to $1,407,000 for the quarter ended March 31, 2000.

Net sales for the nine month period ended March 31, 2001 were $6,192,000, which reflect an increase of 16 percent from net sales of $5,356,000 in the comparable nine month period of the prior fiscal year.

The higher net sales levels for the three and nine month periods ended March 31, 2001, versus the comparable periods of the prior year, were primarily due to an increase in the Company's contract packaging sales of private label products. Compared to comparable periods of the prior year, contract packaging sales increased 118 percent and 44 percent for the three and nine months ended March 31, 2001, respectively.

Cost of Sales

Cost of sales consists of material, freight, labor, depreciation and overhead. Cost of sales increased 37 percent from $1,056,000 in the quarter ended March 31, 2000, to $1,447,000 in the quarter ended March 31, 2001. Cost of sales increased 17 percent from $3,682,000 in the nine months ended March 31, 2000 to $4,302,000 in the nine months ended March 31, 2001. The increase resulted primarily from increased sales in the three and nine months ended March 31, 2000 compared to the three and nine months ended March 31, 2000.

Selling, General and Administrative Expense

Selling, general and administrative expense includes marketing, research and development and general and administrative expenses along with respective personnel salaries. Selling, general and administrative expense as a percentage of sales decreased from 45 percent in the three months ended March 31, 2000, to 31 percent in the quarter ended March 31, 2001. Selling, general and administrative expense represented 37 percent of net sales for the nine months ended March 31, 2000 compared to 30 percent for the nine months ended March 31, 2001. The decrease is primarily the result of increased cost controls in the three and nine months ended March 31, 2001. For the nine months ended March 31, 2001, selling, general and administrative expenses include approximately $120,000 of expenses related to the share exchange between Our Food shareholders and Seair on September 28, 2000, which is described in the notes to the condensed consolidated financial statements included elsewhere in this quarterly report.

Other (Income) Expense

Other (income) expense was $98,000 for the three months and $315,000 for the nine months ended March 31, 2000 compared to $80,000 for the three months and $338,000 for the nine months ended March 31, 2001. The change in Other (income) expense for the three months ended March 31, 2001 is a result of an increase in interest expense on the Company's long-term debt and accretion in the estimated value of put warrants offset by an increase in other income due to the receipt of an insurance settlement resulting from production equipment problems which occurred during the quarter. The increase in other (income) expense for the nine months ended March 31, 2001 relates primarily to interest expense on the Company's long-term debt and accretion in the estimated value of put warrants.

Income Taxes

For the three and nine months ended March 31, 2000 and 2001, the Company did not record an income tax benefit related to the Company's losses due to uncertainties regarding the use of those losses in future periods.

Liquidity and Capital Resources

The Company's working capital was $755,000 at June 30, 2000 and ($2,956,000) at March 31, 2001. Cash and cash equivalents were $74,000 at June 30, 2000 and $73,000 at March 31, 2001. The decrease in working capital is a result of the classification of the line of credit and notes payable as current obligations as of March 31, 2001 (see Note 3).

Cash used in operating activities was $482,000 in the nine months ended March 31, 2000, and $75,000 in the nine months ended March 31, 2001. The decrease in cash used in operating activities is primarily a result of a decrease in cash used for operating assets and liabilities of $124,000 and a decrease in the net loss of $300,000. The decrease in operating assets and liabilities reflects an increase in the accounts payable balance offset by an increase in the accounts receivable balance as of March 31, 2001 compared to June 30, 2000.

Cash used in investing activities was $62,000 in the nine months ended March 31, 2000, and $3,000 in the nine months ended March 31, 2001. The decrease in cash used in investing activities is a result of a decrease in purchases of property and equipment during the nine months ended March 31, 2001 compared to the nine months ended March 31, 2000. During the nine months ended March 31, 2000, the Company purchased a large piece of equipment used in the manufacturing of the Company's product.

Cash provided by financing activities was $551,000 in the nine months ended March 31, 2000, and $78,000 in the nine months ended March 31, 2001. Cash provided for the nine months ended March 31, 2000, primarily reflects capital contributions by the Company's majority stockholder and net borrowings on the Company's credit agreement. Our Food, the Company's subsidiary, has a revolving loan with a commercial lender. The loan is based on a borrowing base formula of up to 80 percent of eligible receivables, plus 50 percent of eligible inventory. As a result of the borrowing base formula, the credit available to the Company as of March 31, 2001, could be adversely restricted in the event of declines in the Company's sales. As of March 31, 2001, the Company had borrowed approximately $841,000 against the revolving loan resulting in remaining available borrowings of approximately $60,000.

The Company has a line of credit and two notes payable totaling approximately $2,062,000 as of March 31, 2001, with a commercial lender. Monthly principal and interest is due under the notes through May 2003, and the line of credit matures in May 2003. The Company also has a $1.75 million note payable to a financial institution which is due in May 2003. The line of credit and notes require the maintenance of certain financial ratios and other financial covenants. Failure to comply with such covenants could result in the amounts outstanding under the debt agreements becoming immediately due and payable or restrict the Company's ability to borrow under the line of credit.

The Company was not in compliance with certain of the financial ratios as of March 31, 2001, but has obtained waivers from the commercial lender and financial institution for such noncompliance as of March 31, 2001. With respect to the line of credit and notes, the Company has a minimum net loss covenant for the year ending June 30, 2001, which management believes the Company will not meet. The commercial lender and the financial institution have not waived this anticipated noncompliance nor have they amended the covenant in order for the Company to be in compliance with an amended minimum net loss. Management believes that the Company will obtain waivers from the commercial lender and the financial institution, but there is no assurance that such waivers will be obtained. As a result, all amounts outstanding under the line of credit and notes with the commercial lender and the financial institution have been reflected as current obligations on the accompanying balance sheet as of March 31, 2001.

The Company has not generated cash from operations for the years ended June 30, 1999 and 2000, or for the nine month period ended March 31, 2001. Cash to fund operations and purchases of property and equipment to expand and update the Company's production equipment has been provided primarily through debt financing and capital contributions by its majority stockholder. The Company's majority stockholder is committed under an agreement with the commercial lender to make payments to the Company equal to the net loss (as defined) generated by the Company for any month. The payments can be made by purchasing subordinated notes from the Company or by purchasing common stock. The majority stockholder must continue to make such payments until the Company has achieved net income (as defined) for six consecutive months. The Company remains dependent on its ability to borrow under its line of credit and on the ability of its majority stockholder to fund the Company's net losses (as defined).

The Company has been advised by its independent public accountants that if the Company is unable to obtain waivers of noncompliance from its commercial lender and the financial institution with respect to the minimum net loss covenant for the year ending June 30, 2001, and meet its financial covenants during the next 12-month period prior to the completion of their audit of the Company's financial statements for the year ending June 30, 2001, their auditors' report on those financial statements will be modified for these contingencies.


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

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

See "Liquidity and Capital Resources" section in Part I, Item 2.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

    (A)  Exhibits

         None.

    (B)  Reports on Form 8-K

         None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GOURMET GROUP, INC.
                                  (Registrant)


Date:  May 21, 2001               By:__________________________________________
                                                  Fredrick Schulman
                                            President and Chief Executive
                                        Officer (Principal Executive Officer)


Date:  May 21, 2001               By:__________________________________________
                                                  Kimberly H. Eckert
                                          Vice President - Finance and Chief
                                     Financial Officer (Principal Financial and)
                                                 Accounting Officer)