Form 10KSB
period 2001-06-30
GOURMET GROUP INC
filed 2001-10-16
CIK 873540

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2001

[_] Transition Report under Section 13 of 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________


                       Commission file number 33-55254-10


                               GOURMET GROUP, INC.
                 (Name of small business issuer in its charter)

                  Nevada                                87-0438825
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

                       1 Chisholm Trail, Buda, Texas 78610
               (Address of principal executive offices) (Zip code)

         Issuer's telephone number, including area code: (512) 312-0555

       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None


     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were $8,571,330.

     As of October 12, 2001 the aggregate market value of the issuer's common equity held by non-affiliates was $1,221,402 based on the closing price of $0.15 for its common stock on the over the counter bulletin board on such date.

     27,124,051 shares of the issuer's common stock were outstanding as of October 12, 2001.


Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.........................................................................1

Item 1.   Description of Business..............................................1
Item 2.   Description of Property..............................................3
Item 3.   Legal Proceedings....................................................3
Item 4.   Submission of Matters to a Vote of Security Holders..................3

PART II........................................................................3

Item 5.   Market for Common Equity and Related Stockholder Matters.............3
Item 6.   Management's Discussion and Analysis or Plan of Operation............4
Item 7.   Consolidated Financial Statements...................................10
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures...........................................10

PART III......................................................................11

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act...................11
Item 10.  Executive Compensation..............................................13
Item 11.  Security Ownership of Certain Beneficial Owners and Management......15
Item 12.  Certain Relationships and Related Transactions......................16
Item 13.  Exhibits and Reports on Form 8-K....................................17

INDEX TO EXHIBITS ATTACHED...................................................E-1

                                     PART I

Item 1.    Description of Business.

Overview

Gourmet Group, Inc. (Gourmet Group) is a holding company for its wholly-owned subsidiaries, Our Food Products Group, Inc. d.b.a. Jardine Foods (Jardine Foods), and World Seair Corporation (collectively, the Company). Jardine Foods manufactures and markets a variety of high-quality specialty salsas, sauces, salad dressings and condiments to grocery, gourmet and gift retailers throughout the United States and in a number of foreign countries. World Seair Corporation is dormant and has no operations at this time.

History

Gourmet Group was incorporated in the state of Nevada on July 9, 1986 under the original name of Vicuna, Inc (Vicuna). Vicuna was organized to raise capital and then seek out, investigate and acquire any suitable asset, property or other business potential. In connection with an Agreement and Plan of Reorganization dated May 22, 1998, Vicuna acquired World Seair Corporation, a private Florida corporation incorporated in June 1997. As a part of the acquisition of World Seair Corporation, Vicuna amended its Articles of Incorporation to provide for a name change to Seair Group, Inc. (Seair) on May 26, 1998.

On September 28, 2000, Seair entered into an Agreement and Plan of Share Exchange with Jardine Foods, a privately-held Texas corporation. Pursuant to the agreement, Seair acquired 7,984,194 shares of Jardine Foods Class B Common Stock, which constituted all of the outstanding capital stock of Jardine Foods, in exchange for issuing a total of 25,089,723 restricted shares of Seair's common stock, $0.001 par value. As a part of the acquisition of Jardine Foods, Seair amended its Articles of Incorporation to provide for a name change to Gourmet Group in September 2000.

Jardine Foods was formed on May 18, 1998, for the purpose of acquiring the assets of Amigos First Partners, LP (Amigos), which was the company that had previously operated the business described in the Overview above. On October 13, 1998, Jardine Foods acquired the assets and assumed substantially all of the liabilities of Best of the West, Inc., and Simple Times, Inc. (collectively referred to as Best of the West). Jardine Foods accounted for the acquisitions of Amigos and Best of the West under the purchase method of accounting, and recorded a combined purchase price of approximately $6.3 million.

On September 28, 2000, all of the outstanding stock of Jardine Foods was acquired by Gourmet Group, in exchange for 3.142424 shares of Gourmet Group common stock for each share of Jardine Foods common stock. Immediately prior to this acquisition, each outstanding share of Jardine Foods preferred stock was automatically converted to approximately 1.45 shares of Jardine Foods common stock. In addition, outstanding options to purchase common stock of Jardine Foods were exchanged for options to purchase Gourmet Group common stock based on the exchange ratio discussed above. The acquisition was accounted for as a recapitalization of Jardine Foods for financial reporting purposes, therefore, Jardine Foods is considered the predecessor company. See further discussion of these matters in Note 1 to the consolidated financial statements which are presented elsewhere in this Form 10-KSB.

Products and Services

Our products are marketed under the D.L. Jardine Special Edition, Jardine J7 Ranch, W.B. Williams, Shotgun Willie's, Buckaroo and Sontava labels. We utilize four channels to distribute our products: contract packaging, distributors, mail order and internet, and gourmet gift sales. Our contract packaging channel manufactures and distributes private label products to: Dayton Hudson/Marshall Fields, Harry and David, Longaberger, Disney, Williams Sonoma, Crate and Barrel, Omaha Steaks and other customers.

Our Competitors

We operate in a competitive environment where numerous brands and products compete for shelf space and sales with competition based primarily on quality and taste, brand recognition, loyalty, pricing, and packaging. We compete with a significant number of companies of varying sizes, however, we believe that there is no other clearly identified, nationally distributed, premium brand of salsa. Our competitors include both independent gourmet food producers and subsidiaries of large food products companies. We compete in the procurement of raw materials, the development of new products and product lines, the improvement and expansion of previously introduced products and product lines and the production, marketing and distribution of its products. Some of these companies have longer operating histories, greater financial and other resources available to them, and lower fixed costs. We believe that we currently compete favorably with respect to these factors.

Raw Materials

The principal raw materials we use are tomatoes, peaches, jalapenos, onions, green chilies, and other agricultural products and glass and corrugated boxes for packaging materials. All such materials and supplies are available from numerous independent suppliers. Our objective is to meet both the Company's production needs and its quality standards, while achieving the lowest aggregate cost to the Company.

Concentration of Customers

Our customer base is made up of a large number of geographically diverse customers. We control credit risk by performing credit evaluations on all new customers and requires advance payments, if deemed necessary. Sales to one customer comprised 13 percent of total sales for the year ended June 30, 2001. At June 30, 2001, the Company had accounts receivable from this customer of approximately $153,000. There was no customer that comprised 10 percent or more of total sales for the year ended June 30, 2000.

Government Regulations

The Company is subject to the regulations of the U.S. Food and Drug Administration (FDA), the U.S. Department of Agriculture (USDA), and state and local regulations relating to cleanliness, maintenance of food production equipment, food storage, cooking and cooling temperatures and food handling, and is subject to unannounced on-site inspections of production facilities. Regulations in new markets, new regulations in existing markets, and future changes in existing regulations may adversely impact the Company by raising the cost of production and delivery of products by affecting the perceived healthfulness of the Company's products. A failure to comply with one or more regulatory requirements could result in a variety of sanctions, including fines and the withdrawal of the Company's products from store shelves. The Company is not aware of any currently existing facts or circumstances which would cause it to fail to comply with any of the regulations to which it is currently subject.

Research and Development

Research and development costs for the Company are not significant.

Costs and Effects of Compliance with Environmental Laws

The costs and effects of compliance with environmental laws are not considered material. The Company is in compliance with current standards.

Current Employees

The Company currently employs 65 persons. Management believes its relationship with its employees to be good.

Item 2.   Description of Property.

The Company owns 24.994 acres of land in Buda, Texas, where it has a 24,895 square foot facility. The facility serves as the Company's headquarters as well as the manufacturing, warehouse, and distribution center for the Company's products. The address is 1 Chisholm Trail, Buda, Texas 78610.

Item 3.   Legal Proceedings.

There are no material existing or pending legal proceedings to which the Company is a party.

Item 4.   Submission of Matters to a Vote of Security Holders.

     Not applicable.

                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

The Company's common stock is traded on the NASD OTC Bulletin Board under the trading symbol "GOUG." The following table sets forth, for the periods indicated, the range of the high and low bid quotations (as reported by NASD). The bid quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions:

Period                                             High            Low
------                                             ----            ---

Fiscal Year 2002
----------------
First Quarter                                     $ 0.50         $ 0.13

Fiscal Year 2001
----------------
First Quarter                                      2.875         1.0156
Second Quarter                                    2.9844         0.4375
Third Quarter                                       1.00         0.2812
Fourth Quarter                                      0.35           0.15

Fiscal Year 2000
----------------
First Quarter                                       0.15           0.09
Second Quarter                                      0.18           0.03
Third Quarter                                       5.00         1.3750
Fourth Quarter                                     3.625         1.3125

     As of October 12, 2001, there are approximately 462 holders of record of the Company's common stock.

     We have never declared or paid cash dividends on our common stock. We intend to retain our earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

     Gourmet Group issued to the shareholders of Jardine Foods a total of 25,089,723 shares of its restricted common stock and options to purchase a total of 3,239,952 shares of common stock, and issued 100,000 shares to an advisory firm, in connection with its acquisition of all of the capital stock of Jardine Foods in September 2000. The Company believes that such issuances were exempt under Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

     The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes included elsewhere in this Form 10-KSB and which are deemed to be incorporated into this section. This discussion contains forward-looking statements that involve risks and uncertainties.

     Certain statements contained in this document that are not historical facts are "forward looking statements," as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve a number of risks and uncertainties. Such forward-looking statements may concern growth and future operating results, potential acquisitions and joint ventures, new manufacturing facilities, capital expenditures, economic climate, new products and product enhancements, the demand for products, competitive factors, research and development activities and expenditures, strategic relationships with third parties, liquidity and the Company's strategy. Such forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate" or other words that convey uncertainty of future events or outcomes. Such forward-looking statements are based upon management's current plans, expectations, estimates and assumptions and are subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's business, financial position and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company.

Overview

The Company manufactures and markets a broad selection of high quality specialty food products to a wide range of customers throughout the United States and in a number of foreign countries.

The Company's products are comprised of the Company-owned brands, D.L. Jardine, Jardine 7J Ranch. W.B. Williams, Shotgun Willie's, Buckaroo, Dixie Dan's and Sontava as well as private label brands manufactured for national and regional premium grocery store chains, gourmet catalog and specialty retailers, national department stores and the largest amusement park in the United States. The Company celebrated the 21st birthday of the D.L. Jardine brand in 2000.

The Company generates all of its revenues from retail and wholesale sales of its specialty food product offerings. The Company-owned brands are sold and distributed through a network of brokers, distributors, representatives, retailers, direct mail catalogs, and the Internet (www.jardinefoods.com). The Company owns a retail outlet located at its manufacturing facility and corporate headquarters, located in Buda, Texas.

Results of Operations - Year Ended June 30, 2001 vs. Year Ended June 30, 2000

The dollar amounts and percentages contained in this Item 6 are approximate.

Revenue

Net sales for the year ended June 30, 2001 were $8,571,000, compared with $7,511,000 in 2000, an increase of $1,060,000 or 14%. This increase is substantially attributable to increases in contract packaging, distributor sales, international, and Internet sales.

Comparing to prior year, contract packaging increased approximately 36%. This change is attributable to the Company's increased utilization of existing contract packaging customers, as well as increased sales to two new packagers, accounting for a combined increase of $364,000.

Distributor sales increased approximately 8%. The change in distributor sales is attributable to overall growth in the Company's sales.

International sales increased approximately 21%, and are a result of the Company's efforts to develop the market in foreign countries, evidenced by the addition of four new international customers during the fiscal year ended June 30, 2001.

Internet sales increased by approximately 52%, which represents increased traffic to the Company's website (www.jardinefoods.com), which was not fully functional until October 2000. Based on efficiencies available to transactions conducted via the website, all advertising now includes the web address.

Cost of Sales

Cost of sales consists of material, freight, labor, depreciation and overhead. Cost of sales for the year ended June 30, 2001 were $6,149,000, compared with $5,264,000 in 2000, an increase of $885,000, or 17%.

This change is primarily attributable to costs of ingredients, which increased $528,000 or 16%. The increase in costs of ingredients is primarily attributable to an increase in the price of tomatoes, one of the Company's main raw materials. In addition to the price of tomatoes, the Company experienced increased expenses for inventory write-offs of approximately $59,000 and label fees. The inventory write-offs relate to changes in the Company's product line and primarily are attributable to glass destroyed during product runs. Label fees increased during fiscal 2001 as a result of increasing the number of new contract packaging customers, as well as changes to existing labels.

Warehouse costs increased $191,000 or 15%. Approximately $47,000 is attributable to changes in equipment in processing resulting in an increase in damaged/spoiled product during 2001. The Company believes the damaged/spoiled product related to changes in manufacturing equipment and processes, and should not be indicative of future charges. Additionally, the Companies depreciation increased by approximately $15,000, as a result of a full year of depreciation on items placed into service during fiscal year 2000. The Company's health insurance increased approximately 33%, or $29,000, and wages increased by $100,000 as the Company experienced increase production and incurred overtime.

Variances in cost, quantity, and price, which combined account for $37,000, or an increase of 75%, are primarily due to inefficiencies in production as new machines used in production were placed in service during 2001. The new machines initially used more raw materials to produce the same amount of product.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include marketing, research and development and general and administrative expenses along with respective personnel salaries. Selling, general and administrative expense, as a percentage of sales decreased from 35% for the year-ended June 30, 2000, to 31% for the year-ended June 30, 2001.

The decrease is primarily the result of increased cost controls placed in service during fiscal 2001. The Company was able to create efficiencies in advertising dollars spent, and incentives paid during fiscal 2000 were eliminated. Also, based on personnel changes, the Company was able to rely less on outside sales, thus, reducing the commissions paid to outside salespersons. In relation to the changes above, the Company was able to limit travel expenses. In addition, the Company's insurance costs increased approximately 33% during fiscal 2001. Included in administrative expenses for fiscal 2001 are approximately $120,000 of expenses related to the share exchange between Jardine Foods shareholders and Gourmet Group on September 28, 2000, which is described in the notes to the consolidated financial statements included elsewhere in this Form 10-KSB.

Other (Income) Expense

Other (income) expense was $421,000 for the year ended June 30, 2001 compared to $414,000 for the year ended June 30, 2000.

Included in other expenses are increases in overall interest expense of $62,000 on the Company's long-term debt, an increase of $39,000 on the accretion in the estimated value of put warrants, and an increase of $8,000 on losses related to disposition of assets. The increase in expense is offset by an increase in other income of approximately $92,000.

The increase in other income is primarily related to the Company's purchase of accounts receivable from an unrelated entity. The transaction occurred during June 2001, and the Company paid the entity approximately 75% of the face value of the receivables or $107,000, as consideration. The resulting margin of approximately $36,000 is reflected as other income in our consolidated statement of operations for the year ended June 30, 2001. Subsequent to June 2001, the Company collected approximately $87,000 of the outstanding balance. Management believes the remaining balances are fully collectible.

Income Taxes

The Company has not recorded an income tax benefit related to the Company's losses incurred during fiscal years ending June 30, 2001 and 2000, due to uncertainties regarding the use of those losses in future periods.

Liquidity and Capital Resources

Since inception, the Company has not generated income from operations or net income, nor has it generated cash from operations. As such, the Company's operations have been funded primarily by equity and debt financings. Management believes that the Company will continue to be dependent on equity financings and its ability to borrow under its debt agreements.

The Company's majority stockholder is committed under an agreement with the Company's primary lender to fund the losses, as defined, of Jardine Foods for specified periods. During fiscal 2001, the majority stockholder funded $75,000 in cash and leased certain manufacturing equipment to Jardine Foods (valued at approximately $103,000) for a nominal monthly rental fee in satisfaction of approximately $178,000 of losses generated during 2001. (See further discussion of this lease in Note 16 to the consolidated financial statements included elsewhere in this Form 10-KSB.) However, at June 30, 2001, the majority stockholder had not funded approximately $393,000 in losses generated during the period from January through June 2001. Subsequent to June 30, 2001, the majority stockholder funded approximately $66,000 in cash.

The Company's debt agreements with both its lenders contain various financial and non-financial covenants. At June 30, 2001, and October 12, 2001, the Company was not in compliance with certain of these covenants. Noncompliance with the covenants could result in the Company not being permitted to borrow against its line of credit with its primary lender, or the lenders could call all amounts outstanding under the debt agreements. On August 6, 2001, the Company received a default notice from its subordinated lender that certain covenant violations had occurred, but the lender elected to forbear exercising its rights under the debt agreement, including calling the note, until certain matters were satisfied by the Company. These matters have not yet been satisfied, but management believes that the Company will be able to satisfy the matters. There is no certainty, however, that these matters will be satisfied. In addition, the Company has not received a waiver from its primary lender for noncompliance with the covenants included in the debt agreements with that lender. As a result of these matters, all amounts outstanding under the debt agreements have been classified as current obligations in the June 30, 2001, consolidated balance sheet included elsewhere in this Form 10-KSB.

Management is currently working with its lenders to satisfy the noncompliance with its covenants and believes that its majority stockholder will fund the amounts discussed above. In addition, management has been negotiating financing with another lender that would provide the Company with additional working capital and the ability to retire the subordinated debt. There is no assurance, however, that the additional financing will be obtained or that the Company will be able to satisfy the noncompliance with its debt agreements. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements included elsewhere in this Form 10-KSB do not include any adjustments that might result from the outcome of this uncertainty.

Working Capital. The Company's working capital was ($3,147,000) and $755,000 at June 30, 2001 and 2000, respectively. The decrease in working capital is primarily the result of the classification of the line of credit and notes payable as current obligations as of June 30, 2001, which is discussed above. Refer to the consolidated financial statements and related notes included elsewhere in this Form 10-KSB for more detailed information.

Cash and Cash Equivalents. Cash and cash equivalents were $46,000 and $74,000 at June 30, 2001 and 2000, respectively. The principal reasons for the decrease in cash and cash equivalents are discussed in the paragraphs below.

Operating Activities. Cash used in operating activities was $518,000 and $500,000 for the year ended June 30, 2001 and 2000, respectively. The increase in cash used in operating activities is attributable to an increase in the Company's accounts receivable, and inventories. The increase in accounts receivable relates to an increase in overall sales, and also the previously mentioned transaction whereby the Company purchased receivables from an unrelated entity for approximately $107,000.

Investing Activities. Cash used in investing activities was $23,000 and $91,000 for the years ended June 30, 2001 and 2000, respectively. The decrease in cash used in investing activities is a result of a decrease in purchases of property and equipment.

Financing Activities. Cash provided by financing activities was $513,000 and $650,000 for the years ended June 30, 2001 and 2000, respectively. The change in cash provided by financing activities primarily reflects capital contributions by the Company's majority stockholder and net borrowings on the Company's line of credit. Jardine Foods has a line of credit with a commercial lender. The loan is based on a borrowing base formula of up to 80 percent of eligible receivables, plus 50 percent of eligible inventory. As a result of the borrowing base formula, the credit available to the Company at June 30, 2001, could be adversely restricted in the event of declines in the Company's sales. At June 30, 2001, the Company had borrowed approximately $1,128,000 against the loan, with available borrowings of approximately $156,000.

In addition to the line of credit, the Company has two notes payable with a commercial lender totaling approximately $1,194,000 at June 30, 2001. Monthly principal and interest is due under the notes through May 2003, and the line of credit matures in May 2003. The Company also has a $1,750,000 note payable to a financial institution, which is due in May 2003.

     Commitments.

     None.

Quantitative and Qualitative Disclosures about Market Risk.

     Our exposure to market risk, for changes in interest rates, relates primarily to our long term debt, which has interest rates ranging from 7.75% to 13.5% per annum at June 30, 2001. Default interest rates, which were in effect at June 30, 2001, were prime plus 4.5% for the line of credit and note payable to the financial institution, and prime plus 4% for the second note payable to the financial institution.

New Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," as amended, which was effective no later than the quarter ended June 2001. SAB 101 clarifies the SEC's views regarding recognition of revenue. The adoption of SAB 101 did not have a significant impact on the Company's financial position or results of operations.

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations subsequent to June 30, 2001, be accounted for under the purchase method of accounting. The pooling-of-interests method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company has elected to adopt this standard as of the beginning of its 2002 fiscal year (July 1, 2001). As required by this standard, management is in the process of determining if the Company's goodwill is impaired as of July 1, 2001, based on provisions in the standard, and management is required to determine the amount of such impairment, if any, no later than December 31, 2001. Should management determine that goodwill is impaired, the impairment will be reflected as a cumulative effect of a change in accounting principle. Management is currently unable to estimate the effect of adopting this standard, but the effect could be significant.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying value of a long-lived asset is not recoverable from its estimated undiscounted cash flows and to measure an impairment loss as the difference between the carrying value and fair value of the asset, but it establishes new standards for long-lived assets to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management believes that the adoption of this standard will not have a significant impact on the Company's financial position or results of operations.

Item 7.   Consolidated Financial Statements.

     The financial information required by this item is set forth beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     On October 12, 2000, the Company selected the firm of Arthur Andersen LLP ("Arthur Andersen") as the Company's independent auditor. On such date, the Company also dismissed the firm of Meeks, Dorman & Company, P.A. ("Meeks") which had been serving as the Company's independent auditor. Arthur Andersen had been serving as the auditor for Jardine Foods. The Company's change of its independent auditor is a reflection of the fact that, as a result of the Company's share exchange transaction in September 2000, the operations of Jardine Foods became the primary business of the Company.

     No report issued by Meeks on the Company's financial statements for either of the two fiscal years preceding Meeks' dismissal contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principals, except that the report issued by Meeks covering the Company's financial statements for the fiscal year ended December 31, 1999 was qualified with respect to the Company's ability to continue as a going concern. During the two fiscal years preceding Meeks' dismissal by the Company, the Company had no disagreements (within the meaning of Instruction 4 of Item 304 of Regulation S-K) with Meeks as to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure and there have been no reportable events (as defined in Item 304 of Regulation S-K) during such periods.

     During the said two fiscal years through the date of Meeks' dismissal, the Company had not consulted with Arthur Andersen regarding the application of accounting principles to a specified transaction or regarding the type of audit opinion that might be rendered on the Company's financial statements or regarding any matter that was the subject of a "disagreement" or "reportable event" (each as used in the preceding paragraph).

     A letter from Meeks addressed to the Securities and Exchange Commission was included as Exhibit 16 to the Company's Current Report on Form 8-K, dated September 28, 2000. Such letter stated that such firm agreed with the statements made by the Company in Item 4 of such Form 8-K as they refer to such firm.

     The change of auditors was approved by the Board of Directors of the Company on October 12, 2000.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

     The following table sets forth information regarding the directors and executive officers of Gourmet Group, Inc. at October 12, 2001. A description of their respective backgrounds follows below.

Name                          Age       Position
----                          ---       --------

Fred Schulman                 49        Chairman, Chief Executive Officer, and
                                        President

John Trube                    36        Chief Operating Officer, Vice President,
                                        and Director

Ryan Schooler                 28        Chief Financial Officer

Jeffrey Moore                 31        Director

Steven H. Kerr                40        Director

Steven G. Weismann            39        Director

Darrow Garner                 52        Director

Ron Hunt                      61        Director

     All of the officers identified above serve at the discretion of the Board of Directors of Gourmet Group, Inc.

     Fred Shulman. Mr. Schulman is Chairman, Chief Executive Officer, and President of Gourmet Group, Inc. and beginning in September 1999 was Jardine Foods President, Chairman, and Chief Executive Officer. Mr. Schulman is also President of Morgan Kent Group, Inc., a New York based merchant bank, which is the majority stockholder in Gourmet Group. Prior to joining Morgan Kent Group, Inc., Mr. Schulman was the Director of Investment Banking at RAS Securities Corp, a full service, New York based, securities broker/dealer investment banking firm. Mr. Schulman received his B.A from Clark University in 1974 and his J.D. from Boston College School of Law in 1977. A member of the New York Bar, Mr. Schulman practiced corporate, commercial and real estate law on a full time basis from 1977 to 1983, after which he formed his own investment banking firm specializing in real estate equity and debt finance, and leveraged buy-outs.

     John Trube. Mr. Trube is Chief Operating Officer, Senior Vice President, and has served as a Director since November 1999. Mr. Trube began employment with Jardine Foods in November of 1999. Mr. Trube is also a founding Director and Vice President of Morgan Kent Group, Inc. Mr. Trube has been a featured entrepreneur on "CBS News 48 Hours" in 1996 and won awards from QVC, the International Association of Economics and Commerce (AIESEC), Southwest Business Society and the Hispanic Chamber of Commerce. Mr. Trube studied two years at the University of North Texas and completed his education at the University of Texas at Austin. Mr. Trube has 11 years of transactional experience in project appraisal and financial design and new product introduction. His past trade alliances with consumer goods companies include clients such as Tommy Hilfiger, Davidoff of Geneva, QVC, Home Shopping Network, Coca Cola, AT&T, Digital Equipment, Mead, CD3, and Disney among others. Complimenting his business background, Mr. Trube has also created and produced numerous national television advertisements, independent movies, music videos, industrial videos, and live concerts.

     Ryan Schooler. Mr. Schooler has been Chief Financial Officer of Gourmet Group, Inc. since August 2001. Prior to joining Gourmet Group, Inc., Mr. Schooler was an auditor with PricewaterhouseCoopers LLP, in Austin, Texas from February 2000 through August 2001, working in the technology, information, communications, and entertainment (TICE) industry practice. From September 1996 until December 1999, Mr. Schooler was an auditor with BDO Seidman, LLP in Dallas, Texas. While at BDO Seidman, Mr. Schooler worked with clients in real estate, manufacturing, health care, transportation, and the food and beverage industry. Mr. Schooler is a licensed Certified Public Accountant in the State of Texas, and received his B.B.A. in accounting from Texas A&M University.

     Jeffrey Moore. Mr. Moore has been a Director since May 1998. Mr. Moore is the Vice-President of Corporate Development and a Director for Boundless Corporation (AMEX: BND). He has served in both capacities from January 1, 1997 to present. Mr. Moore has served as a Director for Morgan Kent Group, Inc. since June 1996. Since July 1, 2001, Mr. Moore has been a Director for CO3 Storage Systems, and since July 1, 1999 Mr. Moore has served as a Director for Global Equine.

     Steven H. Kerr. Mr. Kerr is currently on the Board of Directors of Gourmet Group, Inc. In the past five years he's held positions such as Vice President of an online trading company, General Manager for Three Line Cycle Dealership, and a sales and finance manager for a motorcycle dealership.

     Steven G. Weismann. Mr. Weismann has been a Director for Gourmet Group, Inc., since June 1997. Mr. Weismann has served as Senior Vice President of Business Development at Global Access Financial Services since April 2000. Prior to these positions, Mr. Weismann was Principle Financial Officer and Director for Seair Group, Inc. from June 1997 through September 2000 and President, Chief Executive Officer and Director of Tradewins, Inc. from July 1999 through April 2000.

     Darrow Garner. Mr. Garner is currently a Director for Gourmet Group, Inc. Mr. Garner is a Certified Public Accountant and owns a private C.P.A. practice.

     Ron Hunt. Mr. Hunt has been CEO of CD3 Storage Systems, Inc. since 1990. Mr. Hunt is also President of RGT, Inc., a consumer product company, President of Aacraft, Inc., a product development company and joint owner of Hunt's Woodcraft.

Director Compensation

     We have no established compensation arrangements with our directors, but directors may be reimbursed for their reasonable expenses incurred in connection with the attendance at board and committee meetings. Directors are eligible to receive options to purchase common stock under our option plans.

Compliance With Section 16(a) of the Exchange Act.

     Based solely upon our review of copies of reports on Forms 3, 4 and 5 filed with the Securities and Exchange Commission and representations from reporting persons that were provided to us, we believe that our officers, directors and 10% shareholders complied with the requirements for filing such Forms except as follows: two new members of our Board of Directors, Messrs. Garner and Hunt, neither of whom beneficially owned any of our common stock, either at their date of appointment as our directors or as of June 30, 2001, did not file Form 3s to report their appointment to the Board. In addition, we believe that Kimberly Eckert, former Chief Financial Officer of the Company, did not file a Form 4 after she exercised certain stock options in May 2001. We have been advised that such lapses in filing Form 3s and Form 4s were inadvertent.

Item 10. Executive Compensation.

     The following table sets forth information for the fiscal year ended June 30, 2001, concerning the compensation paid and awarded to our Chief Executive Officer and all other executive officers who earned over $100,000 (named executive officers) during the 2001 fiscal year.

                           Summary Compensation Table

                                                      Annual Compensation                Long Term Compensation Awards
                                                      -------------------                -----------------------------
                                                                         Other           Securities
Name and                        Fiscal                                   Annual          Underlying         All Other
Principal Position               Year      Salary        Bonus        Compensation         Options        Compensation
------------------               ----      ------        -----        ------------         -------        ------------
Fred Schulman                     2001     $180,000        --              --             1,885,454            --
Chief Executive Officer
And Chairman

John Trube                        2001     $120,000        --              --               549,924            --
Chief Operating Officer
And President

Steven Kerr (1)
Former Chief Executive Officer    2001            --       --              --                    --            --


(1) Steve Kerr received 10,000 shares of Gourmet Group common stock during fiscal year 1999, and 275,955 shares of Gourmet Group common stock during fiscal year 2001.

Option Grants in 2001

     No options were granted to the named executive officers during the fiscal year ending June 30, 2001. However, options to purchase Gourmet Group common stock were issued in September 2000 to certain individuals in exchange for the cancellation of their options to purchase Jardine Foods common stock. Fred Schulman and John Trube were among these individuals.

Year-End Option Values

     The following table provides information about stock options held as of June 30, 2001 by our named executive officers.

                          Fiscal Year-End Option Values

                                                     Number of             Value of
                                                     Securities           Unexercised
                                                     Underlying          In-the-Money
                                                    Unexercised        Options at Fiscal
                     Shares          Value        Options at Fiscal        Year End
                   Acquired on     Realized     Year End Exercisable/    Exercisable/
Name                Exercise          ($)           Unexercisable       Unexercisable
----                --------          ---           -------------       -------------

Fred Schulman           0              0            1,885,454 (e)           $171,576
                                                            0 (u)                  0

John Trube              0              0              549,924 (e)           $  6,049
                                                            0 (u)           $      0

Steven Kerr             0              0                    0                      0

     The last trading price of Gourmet Group's common stock on June 30, 2001 was $0.25.

Stock Option Plan

     General. We adopted our 2000 Incentive Plan on September 1, 2000. The plan authorizes the issuance of up to 5,000,000 shares of our common stock through the grant of stock awards and stock options. If options granted under the plan expire or are terminated for any reason without being exercised, the shares of common stock underlying such grant will again be available for purposes of the plan.

Employment Agreements

     None.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding ownership of Gourmet Group, Inc.'s common stock as of August 13, 2001 by:

            (i) each person known to us to own beneficially more than 5% of Gourmet Group outstanding common stock;

            (ii)  each director of Gourmet Group;

            (iii) each executive officer named in the summary compensation table; and

            (iv) all directors and executive officers of Gourmet Group as a group.

Share ownership is based on 27,124,051 shares of common stock outstanding on September 28, 2001. Unless otherwise noted, the address for each stockholder is the address of the Company, c/o the Company.

                                                                          Percent of Shares
Name and Address of Beneficial Owner               Number of Shares      Beneficially Owned
------------------------------------               ----------------      ------------------
Morgan Kent Group, Inc.                               17,835,602                65.8%

Daniel N. Matheson (1)                                 2,380,386                 8.8%

Fredrick Schulman (2)                                  2,625,364                 9.1%

Lois Shapiro (3)                                       2,625,364                 9.1%

John Trube (4)                                           549,923                 2.0%

Jeffrey Moore (1)                                         23,568                   *

Steven H. Kerr                                           285,955                 1.1%

Steven G. Weismann                                       118,453                   *

Darrow Garner                                                  0                   *

Ron Hunt                                                       0                   *

Directors and Executive Officers of Gourmet            3,603,263                12.2%
Group as a Group

----------

*    Less than 1%.

(1)  Includes 23,568 shares underlying currently exercisable options.

(2) Includes 1,884,000 shares underlying currently exercisable options and 741,364 shares owned by Mr. Schulman's wife, Lois Shapiro.

(3) Includes 1,884,000 shares underlying currently exercisable options held by Ms. Shapiro's husband, Fredrick Schulman.

(4)  Includes 549,923 shares underlying currently exercisable options.


----------

In September 2000, Gourmet Group pledged to KBK Financial, Inc. ("KBK") all of the outstanding capital stock of Jardine Foods, consisting of 7,984,194 outstanding shares of Jardine Foods Class B Common Stock, to secure Jardine Foods' obligations to KBK of $1,750,000 principal amount due on May 15, 2003 and interest thereon due monthly at the rate of 13.5% per annum. KBK holds warrants to purchase 218,182 shares of Jardine Foods Class B Common Stock and warrants to purchase 340,909 shares of Jardine Foods Class B Preferred Stock which is convertible one-for-one into shares of Class B Common Stock.

Item 12.  Certain Relationships and Related Transactions.

The Company has an agreement with a related-party consulting company under which consulting services will be provided through February 2002. The Company's chief executive officer is also the principal of the consulting company. The services provided include consultation in the area of merger and acquisition opportunities, equity and debt financing, strategic planning and other aspects of the business. Fees and expenses paid for these services under the agreement are approximately $5,500 per month. The Company believes that the fees paid and services received are equivalent to those obtainable from an unaffiliated third party. Payments made to the related party amounted to approximately $34,000 and $36,000 for the years ended June 30, 2001 and 2000, respectively.

In fiscal 2000, the Company issued 2,199,697 shares of its common stock to a related party in exchange for being transferred that related party's 153,000 shares of the preferred stock of an unrelated corporation in order to assist the Company in obtaining the unrelated corporation as a customer. Management recorded the value of the investment at the amount it believed to be the fair value of the shares received on the date the transaction was consummated. Such fair value was based on the fair market value of the common stock the Company issued for the 153,000 shares. The investment is being accounted for under the cost method of accounting. During September 2001, the Company purchased 1,458,333 shares of its common stock (valued at $350,000) from the related party by returning the investment in the preferred stock to the related party.

The Company's majority stockholder currently owns approximately 66 percent of the Company's common stock. In connection with obtaining the line of credit and certain notes payable, the stockholder agreed to fund the losses of Jardine Foods for specified periods. See further discussion of this matter in Notes 2 and 9 in the notes to the consolidated financial statements.

In February 2001, the Company began leasing certain manufacturing equipment from the majority stockholder for a nominal monthly fee under a five-year lease term with a $10,500 purchase option exercisable at the end of the lease term. This equipment was leased to the Company by the majority stockholder at a nominal rate as partial satisfaction of the majority stockholder's commitment under an agreement with the Company's primary lender to fund the losses of Jardine Foods for specified periods. See Notes 2 and 9 in the notes to the consolidated financial statements for a further discussion of this matter. The majority stockholder is leasing this equipment from an unrelated third party for approximately $2,200 per month under a five-year lease term with a $10,500 purchase option that has already been exercised by the majority stockholder. It is the majority stockholder's intent to contribute this equipment to the Company at the end of the lease term. Since the equipment will not be contributed to the Company until the end of the lease term, the Company is recognizing lease expense at an estimated fair value of approximately $1,600 per month and a capital contribution by the majority stockholder of an equal amount.

The Company provided all selling, general, and administrative operations for a company 30% owned by the majority stockholder. In exchange for the services provided, the Company received fees of approximately $3,000 for the year ended June 30, 2001.

The Company provides all selling, general, and administrative operations for another company that is approximately 50% owned by a subsidiary of the majority stockholder. The company purchases the Company's products and re-sells them to its customers. In exchange for the services provided, the Company received fees of approximately $25,000 for the year ended June 30, 2001.

Item 13.  Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed as part of this report:

      Exhibit No.*      Description of Exhibit
      ------------      ----------------------

         3.1 [1]        Restated Articles of Incorporation of Gourmet Group,
                        Inc.

         3.2 [2]        By-laws of Gourmet Group, Inc.

        10.1 [3] Agreement and Plan of Share Exchange, dated as of September 28, 2000, among Gourmet Group, Inc., Our Food Products Group, Inc. and the shareholders of Our Food Products Group, Inc.

        10.2 [1]        Gourmet Group, Inc. 2000 Incentive Plan.

        10.3 [1] Credit and Security Agreement by and between Our Food Products Group, Inc. and Wells Fargo Business Credit, Inc., dated as of May 31, 2000.

        10.4 [1] Amendment, dated September 28, 2000, to Credit and Security Agreement, with Gourmet Group, Inc. as an additional party.

        10.5 [1] Deed of Trust, Security Agreement and Financing Agreement, dated as of May 31, 2000, given by Our Food Products Group, Inc. unto a trustee for Wells Fargo Business Credit, Inc.

      Exhibit No.*      Description of Exhibit
      ------------      ----------------------

        10.6 [1] Guaranty, dated as of September 28, 2000, made by Gourmet Group, Inc. for Wells Fargo Business Credit, Inc.

        10.7 [1] Keep Well Agreement, dated as of May 31, 2000, among Our Food Products Group, Inc., Morgan Kent Group, Inc. and Wells Fargo Business Credit, Inc.

        10.8 [1]        Amendment to Keep Well Agreement, dated as of September
                        28, 2000.

        10.9 [1] Pledge Agreement, dated September 28, 2000, between Gourmet Group, Inc. and KBK Financial, Inc.

          11 Statement re computation of per share earnings (See Financial Statements).

          16 [1] Letter of Meeks, Dorman & Company, P.A. to the Securities and Exchange Commission pursuant to the requirements of Item 304(a)(3) of Regulation S-K.

          21            List of Subsidiaries of Gourmet Group, Inc.

----------

* Number inside brackets indicate documents from which exhibits have been incorporated by reference.

[1] Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 28, 2000 and filed with the Commission on October 13, 2000.

[2] Incorporated by reference to Vincuna, Inc.'s Registration Statement on Form S-1 (No. 33-55254-10) which became effective on June 30, 1993 and which was filed jointly with other companies with the consent of the Securities and Exchange Commission.

[3] Incorporated by reference to Exhibit 10.1 to the Schedule 13D filed by Morgan Kent Group et al. on October 10, 2000 relating to Gourmet Group common stock.



(b)  Reports on Form 8-K

     We did not file any reports on Form 8-K during the fourth quarter of our fiscal year ended June 30, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         GOURMET GROUP, INC.


Date:  October 12, 2001                  By: /s/
                                            -------------------------------
                                            Fred Schulman
                                            Chairman and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                       Date
---------                                                       ----

/s/                                                       October 12, 2001
---------------------------------------------
Fred Schulman
Chairman and Chief Executive Officer

/s/                                                       October 12, 2001
---------------------------------------------
John Trube
Chief Operating Officer, and Director

/s/                                                       October 12, 2001
---------------------------------------------
Ryan Schooler
Chief Financial Officer (Principal Financial
and Accounting Officer)

/s/                                                       October 12, 2001
---------------------------------------------
Jeffrey Moore
Director

/s/                                                       October 12, 2001
---------------------------------------------
Steven H. Kerr
Director

/s/                                                       October 12, 2001
---------------------------------------------
Steven G. Weismann
Director

/s/                                                       October 12, 2001
---------------------------------------------
Darrow Garner
Director

/s/                                                       October 12, 2001
---------------------------------------------
Ron Hunt
Director

Gourmet Group, Inc.
Index to Consolidated Financial Statements
--------------------------------------------------------------------------------


                                                                         Page(s)

Report of Independent Public Accountants.....................................F-1

Consolidated Balance Sheet...................................................F-2

Consolidated Statements of Operations........................................F-3

Consolidated Statements of Stockholder's Equity..............................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements................................F-6-18

                    Report of Independent Public Accountants


To the Board of Directors and
Stockholders of Gourmet Group, Inc.

We have audited the accompanying consolidated balance sheet of Gourmet Group, Inc., (a Nevada corporation), and its subsidiaries as of June 30, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gourmet Group, Inc., and its subsidiaries as of June 30, 2001, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company, since inception, has not generated income from operations or net income, nor has it generated cash from operations. In addition, the Company is in violation of certain covenants contained in its debt agreements which permits its lenders to call the amounts outstanding under those debt agreements. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARTHUR ANDERSEN LLP
Austin, Texas
October 12, 2001

Gourmet Group, Inc.
Consolidated Balance Sheet
June 30, 2001
--------------------------------------------------------------------------------


Assets
Current assets:
    Cash and cash equivalents                                       $    45,707
    Accounts receivable, net (Note 4)                                 1,220,264
    Inventories, net (Note 5)                                           594,996
    Related party receivables                                            75,802
    Prepaid expenses and other current assets                           108,351
                                                                    -----------

    Total current assets                                              2,045,120
                                                                    -----------

Property and equipment, net (Note 6)                                  1,678,833
Goodwill, net (Note 7)                                                2,642,621
Investment                                                              350,000
Other assets                                                             84,415
                                                                    -----------

    Total assets                                                    $ 6,800,989
                                                                    ===========

Liabilities and Stockholders' Equity
Current liabilities:
    Bank overdrafts                                                 $   120,127
    Accounts payable                                                    481,074
    Accrued expenses                                                    518,984
    Current portion of long-term debt                                 4,071,971
                                                                    -----------

    Total current liabilities                                         5,192,156
                                                                    -----------

Put warrants                                                             60,000
                                                                    -----------

Commitments and Contingencies (Note 15)

Stockholders' equity:
    Common stock, $0.001 par value; 50,000,000 shares authorized;
    28,582,384 shares issued and outstanding                             28,582
    Additional paid-in capital                                        3,501,353
    Accumulated deficit                                              (1,981,102)
                                                                    -----------

    Total stockholders' equity                                        1,548,833
                                                                    -----------

    Total liabilities and stockholders' equity                      $ 6,800,989
                                                                    ===========


               The accompanying notes are an integral part of this
                       consolidated financial statement.

Gourmet Group, Inc.
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                                   Year Ended June 30,
                                                                  2001              2000
                                                              ------------      ------------
Net sales                                                     $  8,571,330      $  7,510,577
Cost of sales                                                    6,149,383         5,264,214
                                                              ------------      ------------

      Gross profit                                               2,421,947         2,246,363

Selling, general and administrative expenses                     2,633,271         2,622,023
                                                              ------------      ------------

      Loss from operations                                        (211,324)         (375,660)

Other income (expense):
    Interest, net                                                 (517,778)         (454,787)
    Accretion of value of put warrants                             (38,608)           (9,514)
    Other, net                                                     135,413            50,064
                                                              ------------      ------------

      Total other income (expense)                                (420,973)         (414,237)
                                                              ------------      ------------

      Net loss before extraordinary item                          (632,297)         (789,897)
                                                              ------------      ------------

Extraordinary loss, early extinguishment of debt                        --           (33,909)
                                                              ------------      ------------

      Net loss                                                $   (632,297)     $   (823,806)
                                                              ============      ============

      Net loss per share - basic and diluted                  $      (0.02)     $      (0.04)
                                                              ============      ============
      Average shares outstanding - basic and diluted            27,508,069        20,540,422
                                                              ============      ============

               The accompanying notes are an integral part of these
                       consolidated financial statements.

Gourmet Group, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended June 30, 2001 and 2000
--------------------------------------------------------------------------------

                                                                                          Additional                      Total
                                                                  Common stock             Paid-in       Accumulated   Stockholders'
                                                             Shares          Amount        Capital         Deficit        Equity
                                                           -----------    -----------    -----------    -----------    -----------
Balance at June 30, 1999                                    16,415,144    $    16,415    $ 2,151,826    $  (524,999)   $ 1,643,242

Issuance of stock                                            6,041,937          6,042        657,192             --        663,234
Issuance of stock to a related party in exchange for
    an equity interest in an unrelated corporation           2,199,697          2,200        347,800             --        350,000
Issuance of stock upon conversion of note payable
    to majority stockholder                                    455,491            455         99,545             --        100,000
Exercise of stock options                                       78,560             78            172             --            250
Cancellation of common stock                                (1,178,409)        (1,178)           710             --           (468)
Capital contribution by majority stockholder                        --             --         91,318             --         91,318
Net loss                                                            --             --             --       (823,806)      (823,806)
                                                           -----------    -----------    -----------    -----------    -----------

Balance at June 30, 2000                                    24,012,420         24,012      3,348,563     (1,348,805)     2,023,770

Issuance of stock to purchase Seair                          2,887,746          2,887        (66,319)            --        (63,432)
Purchase price adjustment related to acquisition of Seair           --             --         20,167             --         20,167
Issuance of stock                                            1,075,732          1,076         30,924             --         32,000
Exercise of stock options                                      606,486            607         43,323             --         43,930
Issuance of note receivable in exchange for exercise
    of stock options                                                --             --        (43,750)            --        (43,750)
Capital contribution by majority stockholder                        --             --        168,445             --        168,445
Net loss                                                            --             --             --       (632,297)      (632,297)
                                                           -----------    -----------    -----------    -----------    -----------

Balance at June 30, 2001                                    28,582,384    $    28,582    $ 3,501,353    $(1,981,102)   $ 1,548,833
                                                           ===========    ===========    ===========    ===========    ===========

               The accompanying notes are an integral part of these
                       consolidated financial statement.

Gourmet Group, Inc.
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                              Year Ended June 30,
                                                                             2001              2000
                                                                         -----------       -----------
Cash flows from operating activities:
    Net loss                                                             $  (632,297)      $  (823,806)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                          294,543           276,282
      Accretion of value of put warrants                                      38,608             9,514
      Loss on disposition of assets                                            7,552                --
      Extraordinary loss                                                          --            33,909
      Changes in operating assets and liabilities:
        Accounts receivable, net                                            (442,770)          103,819
        Inventories, net                                                     (48,208)           57,903
        Prepaid expenses and other assets                                     17,339            80,625
        Accounts payable                                                     127,170            (4,719)
        Accrued expenses and other liabilities                               119,994          (233,031)
                                                                         -----------       -----------

        Net cash used in operating activities                               (518,069)         (499,504)
                                                                         -----------       -----------

Cash flows from investing activities:
    Purchases of property and equipment                                      (23,268)          (90,942)
                                                                         -----------       -----------

        Net cash used in investing activities                                (23,268)          (90,942)
                                                                         -----------       -----------

Cash flows from financing activities:
    Borrowings under debt agreements                                       8,488,406         2,787,245
    Principal payments under debt agreements                              (8,295,743)       (2,840,268)
    Net increase in cash overdraft                                           120,127                --
    Cash paid for financing costs                                                 --           (51,066)
    Proceeds from issuance of common stock                                    32,000           663,234
    Proceeds from exercise of stock options                                      180                --
    Capital contribution by majority stockholder                             168,445            91,318
                                                                         -----------       -----------

        Net cash provided by financing activities                            513,415           650,463
                                                                         -----------       -----------

Net increase (decrease) in cash and cash equivalents                         (27,922)           60,017

Cash and cash equivalents, beginning of year                                  73,629            13,612
                                                                         -----------       -----------

Cash and cash equivalents, end of year                                   $    45,707       $    73,629
                                                                         ===========       ===========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                               $   467,683       $   445,582
                                                                         ===========       ===========
    Issuance of stock for equity interest in an unrelated corporation    $         0       $   350,000
                                                                         ===========       ===========
    Issuance of stock for puchase Seair                                  $   (43,265)      $        --
                                                                         ===========       ===========
    Conversion of note payable to stock                                  $        --       $   100,000
                                                                         ===========       ===========
    Exercise of stock option in exchange for note receivable             $   (43,750)      $        --
                                                                         ===========       ===========

               The accompanying notes are an integral part of these
                       consolidated financial statements.

Gourmet Group, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.   Nature of the Business and Organization

     Gourmet Group, Inc., formerly known as Seair Group, Inc. (Seair), a Nevada corporation, and its wholly owned subsidiaries, Our Food Products Group, Inc., d.b.a. Jardine Foods (Jardine Foods) and World Seair Corporation (a dormant corporation with no operations) are collectively referred to as the Company. The Company manufactures and markets a variety of high-quality specialty salsas, sauces, salad dressings and condiments to grocery, gourmet and gift retailers throughout the United States and in a number of foreign countries. The products are marketed under the D.L. Jardine Special Edition, Jardine J7 Ranch, W.B. Williams, Shotgun Willie's, Buckaroo and Sontava labels. The Company also manufactures and distributes private label products to Dayton Hudson/Marshall Fields, Harry and David, Longaberger, Disney, Williams Sonoma, Crate and Barrel, Omaha Steaks and other customers.

     Jardine Foods was formed on May 18, 1998, for the purpose of acquiring the assets of Amigos First Partners, LP (Amigos), which was the company that had previously operated the business described above. Jardine Foods acquired Amigos on May 18, 1998, for approximately $5.6 million in cash. On October 13, 1998, Jardine Foods acquired the assets and assumed substantially all of the liabilities of Best of the West, Inc., and Simple Times, Inc. (collectively referred to as Best of the West). Jardine Foods agreed to pay in cash an amount equal to 10 percent of the revenues derived from Best of the West's products over a four-year period, not to exceed $300,000. The purchase price, however, was not to be less than $150,000. Jardine Foods accounted for the acquisitions of Amigos and Best of the West under the purchase method of accounting and recorded a combined purchase price of approximately $6.3.

     On September 28, 2000, all of the outstanding stock of Jardine Foods was acquired by Seair, a publicly traded shell corporation, in exchange for
     3.142424 shares of Seair common stock for each share of Jardine Foods common stock. Immediately prior to this acquisition, each outstanding share of Jardine Foods preferred stock was automatically converted to approximately 1.45 shares of Jardine Foods common stock. In addition, outstanding options to purchase common stock of Jardine Foods were exchanged for options to purchase Seair common stock based on the exchange ratio discussed above. Concurrent with the acquisition, Seair's name was changed to Gourmet Group, Inc.

     The acquisition was accounted for as a recapitalization of Jardine Foods for financial reporting purposes, therefore, Jardine Foods is considered the predecessor company. The accompanying consolidated statement of operations for the year ended June 30, 2000, is that of Jardine Foods. The accompanying consolidated statement of operations for the year ended June 30, 2001, includes the results of operations of Seair from the effective date of the acquisition (September 28, 2000) through the end of the year. Seair did not have significant operations prior to the acquisition; therefore, a pro forma presentation of combined results of operations for the periods presented is not considered meaningful and has been omitted. The capital accounts of Jardine Foods for all periods presented, including all share information presented in the notes to consolidated financial statements (except for certain put warrants discussed in Note 12) have been reflected on an equivalent share basis to give effect to the exchange ratio discussed above.

2.   Liquidity and Going Concern

     Since inception, the Company has not generated income from operations or net income, nor has it generated cash from operations. As such, the Company's operations have been funded primarily

Gourmet Group, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     by equity and debt financings. Management believes that the Company will continue to be dependent on equity financings and its ability to borrow under its debt agreements.

     The Company's majority stockholder is committed under an agreement with the Company's primary lender to fund the losses, as defined, of Jardine Foods for specified periods. During fiscal 2001, the majority stockholder funded $75,000 in cash and leased certain manufacturing equipment to Jardine Foods (valued at approximately $103,000) for a nominal monthly rental fee in satisfaction of approximately $178,000 of losses generated during 2001. (See further discussion of this lease in Note 16.) However, at June 30, 2001, the majority stockholder had not funded approximately $393,000 in losses generated during fiscal 2001. Subsequent to June 30, 2001, the majority stockholder funded approximately $66,000 in cash.

     The Company's debt agreements with both its lenders contain various financial and non-financial covenants. At June 30, 2001, and October 12, 2001, the Company was not in compliance with certain of these covenants. Noncompliance with the covenants could result in the Company not being permitted to borrow against its line of credit with its primary lender, or the lenders could call all amounts outstanding under the debt agreements. On August 6, 2001, the Company received a default notice from its subordinated lender stating that certain covenant violations had occurred, but the lender elected to forbear exercising its rights under the debt agreement, including calling the note, until certain matters were satisfied by the Company. These matters have not yet been satisfied, but management believes that the Company will be able to satisfy the matters. There is no certainty, however, that these matters will be satisfied. In addition, the Company has not received a waiver from its primary lender for noncompliance with the covenants included in the debt agreements with that lender. As a result of these matters, all amounts outstanding under the debt agreements have been classified as current obligations in the accompanying consolidated balance sheet.

     Management is currently working with its lenders to satisfy the noncompliance with its covenants and believes that its majority stockholder will fund the amounts discussed above. In addition, management has been negotiating financing with another lender that would provide the Company with additional working capital and the ability to retire the subordinated debt. There is no assurance, however, that the additional financing will be obtained or that the Company will be able to satisfy the noncompliance with its debt agreements. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.   Summary of Significant Accounting Policies

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Principles of Consolidation

     The financial statements are presented on a consolidated basis and include the accounts of Gourmet Group, Inc., Jardine Foods and World Seair Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

Gourmet Group, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market instruments.

     Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts receivable, accounts payable and other accrued expenses approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximates fair value.

     Concentration of Credit Risk and Significant Customers

     Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company's customer base, thus, spreading the credit risk. The Company controls credit risk by performing credit evaluations on all new customers and requires advance payments, if deemed necessary. Sales to one customer comprised 13 percent of total sales for the year ended June 30, 2001. At June 30, 2001, the Company had accounts receivable from this customer of approximately $153,000. There was no customer that comprised 10 percent or more of total sales for the year ended June 30, 2000.

     Inventories

     Inventories are stated at standard cost, which approximates lower of cost or market value on a first-in, first-out basis. Cost includes material, labor and manufacturing overhead costs.

     Property and Equipment

     Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Repairs and maintenance costs are expensed as incurred.

     Goodwill

     The excess of the purchase price paid over the fair value of net assets acquired of Amigos and Best of the West is recorded as goodwill and is amortized using the straight-line method over 20 years.

     Valuation of Long-Lived Assets

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." If an evaluation is required under SFAS No. 121, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such asset is necessary. If the estimated future undiscounted cash flows associated with the asset are less than the carrying value of the asset, a provision for asset impairment would be determined based on discounted cash flow projections in accordance with SFAS No. 121, and such asset would be written down to its estimated fair value.

Gourmet Group, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     An evaluation was performed of the Company's long-lived assets, which consist primarily of property and equipment and goodwill, during fiscal 2001 due to the Company's recurring net losses and negative cash flows from operations. The estimated future undiscounted cash flows associated with these assets was in excess of the carrying value of the assets, therefore, no impairment provision was recorded. Management's estimate of future undiscounted cash flows, however, assumes that the Company will continue as a going concern. Should the Company be unable to continue, management's cash flow estimates would be significantly and negatively impacted. See
     Note 2.

     Revenue Recognition

     Sales are recognized at the time the products are shipped (FOB shipping point) or when title passes (FOB destination) and when collection is reasonably assured. Sales returns were not significant for the years ended June 30, 2001 and 2000. The Company adopted the provisions of Emerging Issues Task Force (EITF) No. 00-10, "Accounting for Shipping and Handling Fees and Costs" during the fourth quarter of fiscal 2001. This EITF consensus addresses the income statement classification for shipping and handling fees and costs and requires that such amounts that are billed to customers be reflected in net sales, with the actual costs reflected in cost of sales. As required by the EITF consensus, the amounts for the year ended June 30, 2000, have been reclassified to conform to the current presentation which resulted in an increase to net sales and cost of sales of approximately $290,000.

     Accounting for Stock-Based Compensation

     Employee stock awards under the Company's compensation plan are accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company provides the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," and related interpretations. Under APB 25, no compensation expense has been recognized in the accompanying consolidated financial statements because the Company's option grants were made at prices equal to or in excess of the fair value of the underlying stock at the dates of grant.

     Advertising Costs

     Advertising costs are charged to operations as incurred. Advertising costs were approximately $30,000 and $82,000 for the years ended June 30, 2001 and 2000, respectively.

     Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

     Loss Per Share

     Loss per share has been calculated in accordance with the provisions of SFAS No. 128, "Earnings Per Share." The basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Due to the Company's net loss, diluted loss per share is the same as basic since the effect of considering outstanding common share equivalents would be antidilutive. The per share amounts of net loss before extraordinary item and extraordinary loss are not separately reflected as the extraordinary loss per share is insignificant. Options to purchase 2,570,504 and 3,242,982 shares of common stock were outstanding at June 30, 2001 and 2000, but were not included in the computation of loss per share as their effect would be antidilutive.

Gourmet Group, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Recently Issued Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," as amended, which was effective no later than the quarter ended June 2001. SAB 101 clarifies the SEC's views regarding recognition of revenue. The adoption of SAB 101 did not have a significant impact on the Company's financial position or results of operations.

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations subsequent to June 30, 2001, be accounted for under the purchase method of accounting. The pooling-of-interests method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company has elected to adopt this standard as of the beginning of its 2002 fiscal year (July 1, 2001). As required by this standard, management is in the process of determining if the Company's goodwill is impaired as of July 1, 2001, based on provisions in the standard, and management is required to determine the amount of such impairment, if any, no later than December 31, 2001. Should management determine that goodwill is impaired, the impairment will be reflected as a cumulative effect of a change in accounting principle. Management is currently unable to estimate the effect of adopting this standard, but the effect could be significant.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying value of a long-lived asset is not recoverable from its estimated undiscounted cash flows and to measure an impairment loss as the difference between the carrying value and fair value of the asset, but it establishes new standards for long-lived assets to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management believes that the adoption of this standard will not have a significant impact on the Company's financial position or results of operations.

     Reclassifications

     Certain items previously reported in specific financial statement captions have been reclassified to conform with the June 30, 2001 presentation.

4.   Accounts Receivable

     Accounts receivable, net, consists of the following at June 30, 2001:

     Trade accounts receivable                                 $ 1,103,835
     Accounts receivable - other                                   143,307
     Allowance for doubtful accounts                               (26,878)
                                                               -----------

                                                               $ 1,220,264
                                                               ===========

     Activity in the Company's allowance for uncollectible accounts consists of the following:

Gourmet Group, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                         Year Ended June 30,
                                                                         2001          2000
                                                                       --------      --------
     Balance, beginning of the year                                    $ 42,350      $ 75,467
     Additions to selling, general and administrative expenses           23,292         5,000
     Deductions for uncollectible receivables written off
       and recoveries                                                   (38,764)      (38,117)
                                                                       --------      --------

                                                                       $ 26,878      $ 42,350
                                                                       ========      ========

     Accounts receivable-other consists of purchased accounts receivable from an unrelated entity. The transaction occurred during June 2001, and the Company paid the entity approximately 75% of the face value of the receivables, or $107,000, as consideration. The resulting margin of approximately $36,000 is reflected as other income in the accompanying consolidated statement of operations. Subsequent to June 30, 2001, the Company collected approximately $87,000 of the outstanding balance. Management believes the remaining amounts are fully collectible.

5.   Inventories

     Inventories, net, consists of the following at June 30, 2001:

     Raw materials                                                    $ 357,529
     Finished goods                                                     242,467
     Inventory reserve                                                   (5,000)
                                                                      ---------

                                                                      $ 594,996
                                                                      =========

     Activity in the Company's inventory reserve consists of the following:

                                                           Year Ended June 30,
                                                           2001          2000
                                                         --------      --------

     Balance, beginning of the year                      $ 12,934      $ 36,000
     Additions to cost of sales                            51,027        52,216
     Deductions for inventory written off                 (58,961)      (75,282)
                                                         --------      --------

                                                         $  5,000      $ 12,934
                                                         ========      ========

6.   Property and Equipment

     Property and equipment, net, consists of the following at June 30, 2001:

Gourmet Group, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                        Estimated
                                                       useful life
                                                         (years)
                                                       ----------

     Building                                              30        $1,227,572
     Vehicles and equipment                                 5           334,578
     Land                                                  --           247,578
     Building improvements                                 30           114,370
     Computer equipment                                     3            44,358
     Furniture and fixtures                                 7            49,657
     Other                                                 --            20,000
                                                                     ----------

                                                                      2,038,113


     Less - accumulated depreciation and amortization                  (359,280)
                                                                     ----------

                                                                     $1,678,833
                                                                     ----------

     Depreciation and amortization expense for the years ended June 30, 2001 and 2000, was approximately $138,000 and $123,000, respectively.

7.   Goodwill

     Goodwill, net, consists of the following at June 30, 2001:

     Goodwill                                                       $ 3,123,582
     Less - accumulated amortization                                   (480,961)
                                                                    -----------

                                                                    $ 2,642,621
                                                                    ===========

     Amortization expense for each of the years ended June 30, 2001 and 2000, was approximately $156,000.

8.   Investment

     In fiscal 2000, the Company issued 2,199,697 shares of its common stock to a related party for that related party's ownership of 153,000 shares of the preferred stock of Futech Designs, Inc. (Futech), an unrelated corporation. This investment was made in order to assist the Company in obtaining Futech as a customer. Management recorded the value of the investment at the amount they believed to be the fair value of the shares received on the date the transaction was consummated. The investment is being accounted for under the cost method of accounting since the Company's investment represents an ownership interest in Futech of approximately 8%.

     During September 2001, the Company purchased 1,458,333 shares of its common stock (valued at $350,000) from the related party by returning the investment in Futech to the related party.

9.   Debt

     The Company's debt consists of the following:

Gourmet Group, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Line of credit of $2 million with a financial insitution;
  maturing May 31, 2003; bearing interest at prime plus 1.5%
  (8.25% at June 30, 2001), due monthly; collateralized by
  all property, equipment, intangibles, inventory,
  receivables, investments and deposits of the Company and
  subject to certain borrowing base limits; approximately
  $156,000 of borrowings available at June 30, 2001                  $ 1,128,005

Note payable to a financial institution in monthly
  installments of principal and interest through
  May 31, 2003; bearing interest at prime plus 1.5% (8.25%
  at June 30, 2001); collateralized by all property,
  equipment, intangibles, inventory, receivables,
  investments and deposits of the Company                                 82,500

Note payable to a financial institution in monthly
  installments of principal and interest through
  May 31, 2003 and annual installments of principal of
  $30,000 due at December 31; bearing interest at prime plus
  1% (7.75% at June 30, 2001); collateralized by all
  property, equipment, intangibles, inventory, receivables,
  investments and deposits of the Company                              1,111,466

Note payable to a third party; due May 15, 2003; bearing
  interest at 13.5% per annum, payable monthly;
  collateralized by all property, equipment, intangibles,
  inventory, receivables, investments and deposits. All
  liens on the collateral are subordinated to the liens
  granted to the financial institution.                                1,750,000
                                                                     -----------

                                                                     $ 4,071,971
                                                                     ===========


     In connection with obtaining the line of credit and notes payable to a financial institution, the Company's majority stockholder is committed under an agreement to fund the losses of Jardine Foods for specified periods. The payments can be made by purchasing subordinated notes from the Company or by purchasing common stock, or by donating capital equipment to the Company. The majority stockholder is obligated to make such payments no later than the tenth day after the end of the month immediately following the end of the month in which the net loss was generated, and must continue to make such payments until the Company has achieved net income (as defined) for six consecutive months. As a result of this arrangement, the majority stockholder was required to make a payment of approximately $393,000 at June 30, 2001, related to the months from January to June 2001. See further discussion in Note 2.

     The Company's debt agreements with both its lenders contain various financial and non-financial covenants. At June 30, 2001, and October 12, 2001, the Company was not in compliance with certain of these covenants. Noncompliance with the covenants could result in the Company not being permitted to borrow against its line of credit with its primary lender, or the lenders could call all amounts outstanding under the debt agreements. On August 6, 2001, the Company received a default notice from its subordinated lender stating that certain covenant violations had occurred, but the lender elected to forbear exercising its rights under the debt agreement, including calling the note, until certain matters were satisfied by the Company. These matters have not yet been satisfied, but management believes that the Company will be able to satisfy the matters. There is no certainty, however, that these matters will be satisfied. In addition, the Company has not received a waiver from its primary lender for noncompliance with the covenants included in the debt agreements with that lender. As a result of these matters, all

Gourmet Group, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     amounts outstanding under the debt agreements have been classified as current obligations in the accompanying consolidated balance sheet.

     In relation to the noncompliance discussed above, the first of which occurred during January 2001, the lenders have exercised their rights to charge the Company the default interest rates. The lenders did not begin to charge default interest rates until April 2001. At June 30, 2001, default interest rates were prime plus 4.5% for the line of credit and note payable to the financial institution, and prime plus 4% for the second note payable to the financial institution.

10.  Common Stock

     The Company has 50,000,000 authorized shares of common stock. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding.

11.  Stock Option Plan

     Jardine Food's 1998 Long-Term Incentive Plan (the Plan) was established on December 1, 1998, to promote the interest of that company by providing employees, nonemployee board members and consultants with the opportunity to acquire or increase proprietary interest in Jardine Foods and as an incentive to remain in the service of Jardine Foods.

     As discussed in Note 1, in September 2000, in conjunction with the purchase of all outstanding Jardine Foods stock by Seair, all outstanding options to purchase common stock of Jardine Foods were exchanged for options to purchase the Company's common stock. The Gourmet Group 2000 Incentive Plan (2000 Plan) was established on September 1, 2000.

     The 2000 Plan allows for the grant of options to purchase shares of common stock and the issuance of common stock directly to eligible persons. The 2000 Plan provides for the options to be either incentive options or nonstatutory options and for the issuance of up 5,000,000 shares of common stock over the term of the 2000 Plan. The exercise price per share of incentive options shall not be less than 100 percent of the fair market value of the shares of common stock. Fair market value shall be determined as the closing price of the common stock on the principal securities exchange on which the common stock is traded on such day.

     As discussed in Note 3, the Company has elected to account for its stock option plan in accordance with ABP No. 25, under which the Company has recognized no compensation cost. However, the Company has computed, for pro forma disclosure purposes, the value of all options for shares of the Company's common stock granted to employees using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

                                                       Year Ended June 30,
                                                      2001             2000
                                                    ---------       ---------

     Risk-free interest rate                             5.1%            6.0%
     Dividend yield                                      0.0%            0.0%
     Expected volatility                                31.0%       near 0.0%
     Expected life                                   10 years        10 years

Gourmet Group, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     If the Company had accounted for its plan in accordance with SFAS No. 123, the Company's net loss for the year ended June 30, 2001, would have increased to approximately $842,000. The Company's net loss for the year ended June 30, 2000, would not have been impacted by a material amount.

The following table summarizes the activity of the Company's stock option plan:

                                                                           Year Ended June 30,
                                                                       2001                   2000
                                                             ----------------------- -----------------------
                                                                          Weighted                Weighted
                                                                          Average                 Average
                                                                          Exercise                Exercise
                                                               Shares      Price       Shares      Price
                                                             ----------- ----------- ----------- -----------
Outstanding - beginning of year                               3,242,982     $ 0.148     501,217     $ 0.003
Granted
    At market                                                        --          --     105,271       0.003
    Above market                                                     --          --   3,004,157       0.159
Exercised                                                      (606,486)      0.072     (78,560)      0.003
Forfeited                                                       (65,992)      0.048    (289,103)      0.003
                                                             ----------               ---------

Outstanding and exercisable - end of year                     2,570,504       0.168   3,242,982       0.148
                                                             ==========               =========

Shares vested at end of year                                  2,570,504       0.168      33,388       0.003
                                                             ==========               =========

Weighted average fair value of options granted
    during the year, at and above market                                    $    --                 $ 0.154

The following table summarizes information about stock options outstanding at June 30, 2001:

                                      Options Outstanding                             Options Exercisable
                     ------------------------------------------------------    ---------------------------------
                                            Weighted-
                                             Average           Weighted-                            Weighted-
                                            Remaining           Average                              Average
    Exercise                               Contractual         Exercise            Number           Exercise
     Prices              Number            Life (Years)          Price          Exercisable           Price
------------------   ----------------    -----------------   --------------    ---------------    --------------
     $ 0.003               135,126               8.06           $ 0.003            135,126           $ 0.003
       0.160             1,885,454               8.49             0.160          1,885,454             0.160
       0.240               549,924               8.79             0.240            549,924             0.240
                     ----------------                                         ---------------

                         2,570,504               8.68             0.168          2,570,504             0.168
                     ----------------                                         ---------------

12.  Put Warrants

     In connection with the issuance of the note payable to a third party on May 15, 1998 (see Note 9), Jardine Foods issued warrants to acquire 455,556 shares of common stock at $0.01 per share. The number of shares and the exercise price per share are not reflected on an equivalent basis (see Note
     1) as the warrants are only exercisable for shares of Jardine Foods. Such warrants are exercisable at any time from the date of issuance until May 15, 2006. Since the indebtedness evidenced by the aforementioned note was outstanding on May 15, 2001, the number of shares acquirable under the warrants was increased to 559,091 shares. Additionally, provided that any portion of the indebtedness is outstanding on May 15, 2002, the number of shares acquirable under the warrants shall be increased to 667,433 shares.

Gourmet Group, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     The warrants can be put to Jardine Foods for cash on the earlier to occur of five years from the date the warrants were issued or the date on which all of the related indebtedness is paid. The amount payable by Jardine Foods would be based on the per share fair market value of Jardine Foods' common stock at the date the warrants were put to Jardine Foods. The following summarizes the change in the estimated redemption amount through June 30, 2001:

     Balance, June 30, 1999                                      $  11,878
         Change during 2000                                          9,514
                                                                 ---------

     Balance, June 30, 2000                                         21,392
         Change during 2001                                         38,608
                                                                 ---------

     Balance, June 30, 2001                                      $  60,000
                                                                 =========

13.  Income Taxes

     For the years ended June 30, 2001 and 2000, the Company has not recognized any federal or state tax benefit resulting from the losses generated during the years due to uncertainties regarding the Company's ability to utilize such losses in its future tax returns.

     Deferred tax assets consist of the following at June 30, 2001:

     Acquired net operating loss carryforwards                 $   862,094
     Net operating loss carryforwards                              709,171
     Capitalized costs                                              35,920
     Reserves and accrued expenses                                  17,441
     Other                                                          21,226
     Asset basis                                                   (90,767)
                                                               -----------

     Net deferred tax assets                                     1,555,085
     Deferred tax asset valuation allowance                     (1,555,085)
                                                               -----------

                                                               $        --
                                                               ===========

     The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards cannot be sufficiently assured at June 30, 2001

     At June 30, 2001, the Company has federal net operating loss carryforwards of approximately $4,452,000, available to reduce future taxable income which begin to expire in 2019.

     Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may result in a limitation on the amount of net operating loss carryforwards which can be used in future years.

14.  401(k) Savings Plan

     The Company participates in a defined contribution pension plan covering substantially all employees who have completed 12 months of service and worked 1,000 hours. At the discretion of the Company, the Company may match up to 25 percent of the employee's contribution up to 6 percent of the participant's compensation. No employer contributions were made during fiscal 2001 or 2000.

Gourmet Group, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

15.  Commitments and Contingencies

     The Company leases certain office equipment under noncancelable operating leases expiring at various dates through 2005. The Company also has a commitment through February 2002 with a related party consulting company which is described in Note 16.

     Future minimum lease payments under noncancelable operating leases at June 30, 2001, are as follows:

     Year ending June 30,
         2002                                                     $  52,713
         2003                                                        38,668
         2004                                                        14,192
         2005 and thereafter                                          8,910
                                                                  ---------

                                                                  $ 114,483
                                                                  =========

     From time to time, the Company is party to various claims in the normal course of business. Management believes that the outcome of any matter will not have a material impact to the Company's consolidated financial statements.

16.  Related Party Transactions

     The Company has an agreement with a related-party consulting company in which consulting services will be provided through February 2002. The Company's chief executive officer is also the principal of the consulting company. The services provided include consultation in the area of merger and acquisition opportunities, equity and debt financing, strategic planning and other aspects of the business. Fees and expenses paid for these services under the agreement are approximately $5,500 per month. The Company believes that the fees paid and services received are equivalent to those obtainable from an unaffiliated third party. Payments made to the related party amounted to approximately $34,000 and $36,000 for the years ended June 30, 2001 and 2000, respectively.

     In fiscal 2000, the Company issued 2,199,697 shares of its common stock to a related party for that related party's ownership of 153,000 shares of the preferred stock of Futech, an unrelated corporation. This investment was made in order to assist the Company in obtaining Futech as a customer. Management recorded the value of the investment at the amount they believed to be the fair value of the shares received on the date the transaction was consummated. The investment is being accounted for under the cost method of accounting since the Company's investment represents an ownership interest in Futech of approximately 8%. During September 2002, the Company purchased 1,458,333 shares of its common stock (valued at $350,000) from the related party by returning the investment in Futech to the related party.

     The Company's majority stockholder currently owns approximately 66 percent of the Company's common stock. In connection with obtaining the line of credit and certain notes payable, the stockholder agreed to fund the losses of Jardine Foods for specified periods. See further discussion of this matter in Notes 2 and 9.

     In February 2001, the Company began leasing certain manufacturing equipment from the majority stockholder for a nominal monthly fee under a five-year lease term with a $10,500 purchase option exercisable at the end of the lease term. This equipment was leased to the

Gourmet Group, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Company by the majority stockholder at a nominal rate as partial satisfaction of the majority stockholder's commitment under an agreement with the Company's primary lender to fund the losses of Jardine Foods for specified periods. See Notes 2 and 9 for a further discussion of this matter. The majority stockholder is leasing this equipment from an unrelated third party for approximately $2,200 per month under a five-year lease term with a $10,500 purchase option that has already been exercised by the majority stockholder. It is the majority stockholder's intent to contribute this equipment to the Company at the end of the lease term. Since the equipment will not be contributed to the Company until the end of the lease term, the Company is recognizing lease expense of approximately $1,600 per month and a capital contribution by the majority stockholder of an equal amount.

     The Company provided all selling, general, and administrative operations for a company 30% owned by the majority stockholder. In exchange for the services provided, the Company received fees of approximately $3,000 for the year ended June 30, 2001.

     The Company provides all selling, general, and administrative operations for another company that is approximately 50% owned by a subsidiary of the majority stockholder. The company purchases the Company's products and re-sells them to its customers. In exchange for the services provided, the Company received fees of approximately $25,000 for the year ended June 30, 2001.

                           INDEX TO EXHIBITS ATTACHED


21       List of Subsidiaries of Gourmet Group, Inc.