Form 10QSB
period 2001-09-30
GOURMET GROUP INC
filed 2001-11-19
CIK 873540

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from             to
                                    -----------    ----------
     Commission file number 33-55254-10

                               GOURMET GROUP, INC.

                  Nevada                                       87-0438825
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                       Identification No.)

                       1 Chisholm Trail, Buda, Texas 78610
              (Address of principal executive offices)  (Zip code)

       Registrant's telephone number, including area code: (512) 295-4600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X[ No[_]

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of November 19, 2001 is 27,124,051.

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----
PART I............................................................................................................1

Item 1.       Condensed Consolidated Financial Statements.........................................................1
                 Condensed Consolidated Balance Sheets at June 30, 2001 and
                   September 30, 2001.............................................................................1
                 Condensed Consolidated Statements of Operations for the Three
                   Months Ended September 30, 2001 and 2000.......................................................2
                 Condensed Consolidated Statements of Cash Flows for the Three
                   Months Ended September 30, 2001 and 2000.......................................................3
                 Notes to Condensed Consolidated Financial Statements.............................................4

Item 2.       Management's Discussion and Analysis of Financial Condition and
                 Results of Operations............................................................................8

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.........................................12

PART II..........................................................................................................12

Item 1.       Legal Proceedings..................................................................................12
Item 2.       Changes in Securities..............................................................................12
Item 3.       Defaults Upon Senior Securities....................................................................12
Item 4.       Submission of Matters to a Vote of Security Holders................................................12
Item 5.       Other Information..................................................................................12
Item 6.       Exhibits and Reports on Form 8-K...................................................................13

SIGNATURE........................................................................................................13


PART I

Item 1. Condensed Consolidated Financial Statements
Gourmet Group, Inc.
Condensed Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                             September 30,   June 30,
                                                                                2001           2001
                                                                            -------------   -----------
Assets                                                                        (Unaudited)    (Audited)
Current assets:
    Cash and cash equivalents                                               $     2,991    $    45,707
    Accounts receivable, net of allowance of $26,871 and
      $26,878, respectively for uncollectible accounts                        1,453,393      1,220,264
    Inventories, net                                                            695,762        594,996
    Related party receivables                                                    89,149         75,802
    Prepaid expenses and other current assets                                    78,099        108,351
                                                                            -----------    -----------

    Total current assets                                                      2,319,394      2,045,120
                                                                            -----------    -----------

Property and equipment, net of accumulated depreciation                       1,641,184      1,678,833
    of $376,929 and $359,280, respectively
Goodwill, net of accumulated amortization of $480,961                         2,642,621      2,642,621
Investment                                                                           --        350,000
Other assets                                                                     74,416         84,415
                                                                            -----------    -----------

    Total assets                                                            $ 6,677,615    $ 6,800,989
                                                                            ===========    ===========

Liabilities and Stockholders' Equity
Current liabilities:
    Bank overdrafts                                                              16,832        120,127
    Accounts payable                                                            660,544        481,074
    Accrued expenses                                                            527,006        518,984
    Current portion of long-term debt                                         4,117,963      4,071,971
                                                                            -----------    -----------

    Total current liabilities                                                 5,322,345      5,192,156
                                                                            -----------    -----------

Put warrants                                                                     76,010         60,000
                                                                            -----------    -----------

Commitments and Contingencies

Stockholders' equity:
    Common stock, $0.001 par value; 50,000,000 shares authorized;
    27,124,051 and 28,582,384 shares issued and outstanding, respectively        27,124         28,582
    Additional paid-in capital                                                3,224,060      3,501,353
    Accumulated deficit                                                      (1,971,924)    (1,981,102)
                                                                            -----------    -----------

    Total stockholders' equity                                                1,279,260      1,548,833
                                                                            -----------    -----------

    Total liabilities and stockholders' equity                              $ 6,677,615    $ 6,800,989
                                                                            ===========    ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

Gourmet Group, Inc.
Condensed Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                 Three Months Ended
                                                    September 30,
                                                   2001          2000
                                               ------------  -----------

                                                (Unaudited)   (Unaudited)

Net sales                                      $ 2,335,939    $ 2,102,136

Cost of sales                                    1,626,804      1,456,052
                                               -----------    -----------

      Gross profit                                 709,135        646,084

Selling, general and administrative expenses       549,001        695,170
                                               -----------    -----------

      Income (loss) from operations                160,134        (49,086)

Other expense:
    Interest, net                                 (136,517)      (130,219)
    Accretion of value of put warrants             (16,010)        (3,627)
    Other, net                                       1,571         10,936
                                               -----------    -----------

      Total other expense                         (150,956)      (122,910)
                                               -----------    -----------

      Net income (loss)                        $     9,178    $  (171,996)
                                               ===========    ===========
      Net income (loss) per share - basic      $    0.0003    $   (0.0070)
                                               ===========    ===========
      Net income (loss) per share - diluted    $    0.0003    $   (0.0070)
                                               ===========    ===========
      Average shares outstanding - basic        28,409,893     24,431,041
                                               ===========    ===========
      Average shares outstanding - diluted      28,542,151     24,431,041
                                               ===========    ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Gourmet Group, Inc.
Condensed Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                            Three Months Ended
                                                                September 30,
                                                            2001             2000
                                                        -----------    ------------
                                                        (Unaudited)     (Unaudited)
Cash flows from operating activities:
    Net income (loss)                                   $     9,178    $  (171,996)
    Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Depreciation and amortization                          30,483         73,704
      Accretion of value of put warrants                     16,010          3,627
      Loss on disposition of assets                           1,166             --
      Lease expense on equipment contributed from
        majority stockholder                                  4,710             --
      Changes in operating assets and liabilities:
        Accounts receivable, net                           (233,129)      (240,703)
        Inventories, net                                   (100,766)        18,007
        Prepaid expenses and other assets                    26,904        (19,444)
        Accounts payable                                    179,470        135,880
        Accrued expenses and other liabilities                8,022        (24,875)
                                                        -----------    -----------

        Net cash used in operating activities               (57,952)      (225,800)
                                                        -----------    -----------

Cash flows from investing activities:
    Proceeds from the sale of equipment                       6,000             --
                                                        -----------    -----------

        Net cash provided by investing activities             6,000             --
                                                        -----------    -----------

Cash flows from financing activities:
    Borrowings under debt agreements                      2,264,495      1,977,856
    Principal payments under debt agreements             (2,218,503)    (1,884,500)
    Net increase in cash overdraft                         (103,295)            --
    Proceeds from issuance of stock                              --         32,003
    Capital contribution by majority stockholder             66,539        128,432
                                                        -----------    -----------
        Net cash provided by financing activities             9,236        253,791
                                                        -----------    -----------
Net increase (decrease) in cash and cash equivalents        (42,716)        27,991
Cash and cash equivalents, beginning of period               45,707         73,269
                                                        -----------    -----------
Cash and cash equivalents, end of period                $     2,991    $   101,260
                                                        ===========    ===========
Supplemental disclosure of cash flow information:
    Cash paid for interest                              $   152,298    $   132,746
                                                        ===========    ===========
    Issuance of stock for purchase of Seair             $        --    $   (63,432)
                                                        ===========    ===========
    Purchase and retirement of treasury stock for
      stock investment in an unrelated corporation      $  (350,000)   $        --
                                                        ===========    ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Gourmet Group, Inc.
Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

1.   Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of Gourmet Group, Inc., and its wholly owned subsidiaries, Our Food Products Group, Inc., d.b.a. Jardine Foods (Jardine Foods) and World Seair Corporation (a dormant corporation with no operations), collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001. Certain items previously reported in specific financial statement captions have been reclassified to conform with the current presentation.

2.   Acquisition

     On September 28, 2000, all of the outstanding stock of Jardine Foods was acquired by Seair Group, Inc. (Seair), a publicly traded shell corporation, in exchange for 3.142424 shares of Seair common stock for each share of Jardine Foods common stock. Immediately prior to this acquisition, each outstanding share of Jardine Foods preferred stock was automatically converted to approximately 1.45 shares of Jardine Foods common stock. In addition, outstanding options to purchase common stock of Jardine Foods were exchanged for options to purchase Seair common stock based on the exchange ratio discussed above. Concurrent with the acquisition, Seair's name was changed to Gourmet Group, Inc.

     The acquisition was accounted for as a recapitalization of Jardine Foods for financial reporting purposes, therefore, Jardine Foods is considered the predecessor company. The accompanying condensed consolidated statement of operations for the three months ended September 30, 2000, includes the results of operations of Seair from the effective date of the acquisition (September 28,2000). Seair did not have significant operations prior to the acquisition; therefore, a pro forma presentation of combined results of operations for the three months ended September 30, 2000 presented is not considered meaningful and has been omitted.

3.   Recent Accounting Pronouncements

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

Gourmet Group, Inc.
Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations subsequent to June 30, 2001, be accounted for under the purchase method of accounting. The pooling-of-interests method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company has elected to adopt this standard as of the beginning of its 2002 fiscal year (July 1, 2001). As required by this standard, management is in the process of determining if the Company's goodwill is impaired as of July 1, 2001, based on provisions in the standard, and management is required to determine the amount of such impairment, if any, no later than December 31, 2001. Should management determine that goodwill is impaired, the impairment will be reflected as a cumulative effect of a change in accounting principle. Management is currently in the process of making such determination but is not yet able to estimate the effect of adopting this standard. The effect, however, could be significant.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 retains the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," to recognize an impairment loss only if the carrying value of a long-lived asset is not recoverable from its estimated undiscounted cash flows and to measure an impairment loss as the difference between the carrying value and fair value of the asset, but it establishes new standards for long-lived assets to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management believes that the adoption of this standard will not have a significant impact on the Company's financial position or results of operations.

4.   Debt and Liquidity

     Since inception, the Company's operations have been funded primarily by equity and debt financings. The Company's majority stockholder is committed under an agreement with the Company's commercial lender to fund the losses of Jardine Foods for specified periods. The payments can be made by purchasing subordinated notes from the Company or by purchasing common stock. Management believes that the Company will continue to be dependent on equity financings and its ability to borrow under its debt agreements.

     The Company has a $2 million line of credit (under which $1,201,000 has been borrowed as of September 30, 2001), and two notes payable totaling approximately $1,167,000 as of September 30, 2001, with a commercial lender. Monthly principal and interest is due under the notes through May 2003, and the line of credit matures in May 2003. The Company also has a $1.75 million subordinated note payable to a financial institution which is due in May 2003. The line of credit and notes require the maintenance of certain financial ratios and other financial covenants. Failure to comply with such covenants could result in the amounts outstanding under the debt agreements becoming immediately due and payable or restrict the Company's ability to borrow under the line of credit.

Gourmet Group, Inc.
Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

     The Company was not in compliance with certain of the financial ratios as of September 30, 2001, and has not obtained waivers from the commercial lender and financial institution for such noncompliance as of September 30, 2001. Noncompliance with the covenants could result in the Company not being permitted to borrow against its line of credit with its commercial lender, or the lenders could call all amounts outstanding under the debt agreements. As a result of these matters, all amounts outstanding under the debt agreements have been classified as current in the condensed consolidated financial statements.

     In relation to the noncompliance discussed above, the lenders have exercised their rights to charge the Company the default interest rates. At September 30, 2001, default interest rates were prime plus 4.5% for the line of credit and note payable to the commercial lender, and prime plus 4% for the subordinated note payable to the financial institution.

     Management is currently working with its lenders to satisfy the noncompliance with its covenants. In addition, management has been negotiating financing with another lender that would provide the Company with additional working capital and the ability to retire the subordinated debt. There is no assurance, however, that the additional financing will be obtained or that the Company will be able to satisfy the noncompliance with its debt agreements.

5.   Inventories:

     Inventories, net, consists of the following at September 30, 2001 and June 30, 2001:

                         September 30,  June 30,
                             2001        2001
                         ----------   ----------
     Finished goods      $ 359,547    $ 242,467
     Raw materials         341,215      357,529
     Inventory reserve      (5,000)      (5,000)
                         ---------    ---------

                         $ 695,762    $ 594,996
                         =========    =========

6.   Earnings Per Share:

     Earnings per share has been calculated in accordance with the provisions of SFAS No. 128, "Earnings Per Share." For the three months ended September 30, 23001, 2,435,379 outstanding common stock options with a weighted ave3rage exercise price of $0.177 per share have been excluded from the calculation of diluted net income (loss) per share because their exercise prices were greater than the average market price of the common stock during the period. For the three months ended September 30, 2001, 3,241,411 outstanding common stock options with a weighted average exercise price of $0.148 per share have been excluded from the calculation of diluted net income (loss) per share as the effect would be antidilutive.

Gourmet Group, Inc.
Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                    September 30,
                                                                  2001          2000
                                                             ------------  ------------
Basic net income (loss) per share of common stock:

    Net income (loss)                                        $     9,178   $  (171,996)

    Weighted average common shares outstanding                28,409,893    24,431,041

    Basic net income (loss) per share of common stock        $    0.0003   $   (0.0070)

Diluted net income (loss) per share of common stock:

    Net income (loss)                                        $     9,178   $  (171,996)

    Weighted average common shares outstanding                28,409,893    24,431,041
    Dilutive stock options                                       132,258            --
                                                             -----------   -----------

    Weighted average common shares oustanding for
      purposes of calculating diluted net income
      (loss) per share                                        28,542,151    24,431,041

      Diluted net income (loss) per share                    $    0.0003   $   (0.0070)

7.   Related Party Transaction:

     In fiscal 2000, the Company issued 2,199,697 shares of its common stock to a related party for the transfer by the related party of 153,000 shares of the preferred stock of Futech Designs, Inc. (FuTech), an unrelated corporation. This investment was made in order to assist the Company in obtaining FuTech as a customer. Management recorded the value of the investment at the amount it believed to be the fair value of the shares received on the date the transaction was consummated. During September 2001, the Company purchased 1,458,333 shares of its common stock (valued at $350,000) from the related party by returning the 153,000 shares of preferred stock of FuTech to the related party.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report. References to years are to fiscal years ended June 30, 2001 and 2000. Results for interim periods are not necessarily indicative of results for the year.

Overview

The Company manufacturers and markets a variety of high-quality specialty salsas, sauces, salad dressings and condiments to grocery, gourmet and gift retailers throughout the United States and in a number of foreign countries.

The Company's products are comprised of the Company-owned brands, D.L. Jardine, Jardine 7J Ranch, W.B. Williams, Shotgun Willie's, Buckaroo, Dixie Dan's and Sontava as well as private label brands manufactured for national and regional premium grocery store chains, gourmet catalog and specialty retailers, national department stores and the largest amusement park in the United States. The Company celebrated the 22nd birthday of the D.L. Jardine brand in 2001.

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

The recent terrorists attacks in the United States could adversely affect the Company. Any significant military or other response by the United States or its allies, future terrorists attacks or the anticipation of such actions or events may have a further adverse impact on the U.S. and world economies and thus may adversely impact demand for our goods, and the liquidity and price of our shares.

Results of Operations

The numbers and percentages contained in this Item 2 are approximate.

Net Sales

Net sales for the quarter ended September 30, 2001 were $2,336,000, compared with $2,102,000 for the quarter ended September 30, 2001, an increase of $234,000 or 11%. This increase is primarily attributable to an increase in contract packaging of 63%. This change is attributable to the addition of a new customer, accounting for an increase of $397,000. In September 2001, the Company entered into a Separation Agreement with the new customer to end the contract packaging relationship.

There were no international sales to customers for the three months ended September 30, 2001, and $61,000 for the three months ended September 30, 2000. The decreased is a result of the strength of the U.S. dollar in comparison to several foreign currencies, which resulted in an inability to reach terms with several continuing customers.

Sales in gourmet and gift retailers decreased 12% during the three months ended September 30, 2001, as compared to the three month period ended September 20, 2000. The decrease in sales is attributable to the recent terrorists attacks in September 2001, and the resulting decline in retail sales.

The Company's other sales channels, distributors, and mail order and Internet, did not significantly change for the three month period ended September 30, 2001 as compared to the three months ended September 30, 2000.

Cost of Sales
Cost of sales consists of material, freight, labor, depreciation and overhead. Cost of sales for the quarter ended September 30, 2001 were $1,627,000, compared with $1,456,000 in quarter ended September 30, 2000, an increase of $171,000, or 12%. The overall increase in cost of sales is attributable to the overall increase in net sales discussed above.

Costs of ingredients increased $238,000, or 25%, based on an increased volume of purchases of ingredients, which is primarily attributable to the addition of a single contract packaging customer, as previously discussed. The cost of ingredients for international, gourmet gift retailers, distributors, and mail order and Internet were lower based on decreased sales volumes within each channel. For the three months ended September 30, 2001 as compared to the three months ended September 30, 2000, the Company did not experience a significant change in actual costs of raw materials used in ingredients.

Freight costs decreased $69,000 or 34%, as a result of the decrease in international, gourmet gift, and mail order and internet channels.

Selling, General and Administrative Expenses
Selling, general and administrative expenses include marketing, research and development and general and administrative expenses along with respective personnel salaries. Selling, general and administrative expense as a percentage of sales decreased from 34% for the quarter ended September 30, 2000 to 24% for the quarter ended September 30, 2001.

The decrease is primarily the result of increased cost controls placed in service during fiscal 2001. The Company was able to create efficiencies in advertising dollars spent, and incentives paid during the quarter ended September 30, 2000 were eliminated. Also, based on personnel changes, the Company was able to rely less on outside sales, thus, reducing the commissions paid to outside salespersons. In relation to the changes above, the Company was able to limit travel expenses. Included in administrative expenses for the quarter ended September 30, 2001, are approximately $120,000 of expenses related to the share exchange between Jardine Foods shareholders and Seair on September 28, 2000, which is more fully described in the notes to the condensed consolidated financial statements included elsewhere herein.

Other (Income) Expense
Other (income) expense was $151,000 for the quarter ended September 30, 2001 compared to $123,000 for the quarter ended September 30, 2000.

The change in other (income) expenses is attributable to increased interest costs $6,200 on the Company's debt. As discussed in the notes to the condensed consolidated financial statements included elsewhere in this Form 10-QSB, the Company was in default of financial covenants, and was therefore paying a higher default interest rate. Accretion expense for the warrants issued in conjunction with the debt to the financial institution increased $12,300. Finally, the Company's other income decreased $9,300.

Income Taxes
The Company has not recorded an income tax liability related to the Company's income for the quarter ended September 30, 2001 as the Company has sufficient net operating loss carryforwards in excess of net income generated for the quarter.

Liquidity and Capital Resources

Since inception, the Company's operations have been funded primarily by equity and debt financings. Management believes that the Company will continue to be dependent on equity financings and its ability to borrow under its debt agreements.

The Company's majority stockholder is committed under an agreement with the Company's primary lender to fund the monthly losses of Jardine Foods for specified periods. During the quarter ended September 30, 2001, the majority stockholder funded approximately $66,000 in cash. However, at September 30, 2001, the majority stockholder had not funded approximately $381,000 in losses generated during fiscal 2001 and during one of the months in the quarter ended September 30, 2001. Subsequent to September 30, 2001, the majority stockholder funded approximately $4,700 in cash.

The Company's debt agreements with both its lenders contain various financial and non-financial covenants. At September 30, 2001, and November 19, 2001 the Company was not in compliance with certain of these covenants. Noncompliance with the covenants could result in the Company not being permitted to borrow against its line of credit with its primary lender, or the lenders could call all amounts outstanding under the debt agreements. The Company has not received a waiver from its primary lender or its subordinate lender for noncompliance with the covenants included in the debt agreements. As a result of these matters, all amounts outstanding under the debt agreements have been classified as current obligations at September 30, 2001.

Management is currently working with its lenders to satisfy the noncompliance with its covenants. In addition, management has been negotiating financing with another lender that would provide the Company with additional working capital and the ability to retire the subordinated debt. There is no assurance, however, that the additional financing will be obtained or that the Company will be able to satisfy the noncompliance with its debt agreements.

The Company has been advised by its independent accountants that if the Company is unable (1) to cure the noncompliance with its covenants prior to its June 30, 2002 year end or obtain waivers of noncompliance with respect to covenants as of June 30, 2002, and (2) meet its financial covenants during the following 12-month period, prior to the completion of their audit of the Company's financial statements for the year ending June 30, 2002, their auditor's report on those financial statements will be modified for these contingencies.

Working Capital. The Company's working capital was ($3,003,000) and ($3,147,000) at September 30, 2001 and June 30, 2001, respectively. The increase in working capital is attributable to increases in accounts receivable, inventories, and accounts payable, and decreases in cash and cash equivalents, bank overdrafts, and debt at September 30, 2001 compared to June 30, 2001.

Cash and Cash Equivalents. Cash and cash equivalents were $3,000 and $46,000 at September 30, 2001 and June 30, 2001, respectively. The principal reasons for the decrease in cash and cash equivalents are discussed in the paragraphs below.

Operating Activities. Cash used in operating activities was $58,000 in the three months ended September 30, 2001 and $226,000 in the three months ended September 30, 2000. The decrease in cash used in operating activities is attributable to earnings for the three months ended September 30, 2001 as compared to the loss of September 30, 2000, increased levels of inventory, and a decrease in depreciation and amortization for the quarter ended September 30, 2001.

Investing Activities. Cash used in investing activities was $6,000 and $0 in the three months ended September 30, 2001 and 2000, respectively. The increase in cash used in investing activities is a result of the proceeds received upon the sale of retired capital equipment.

Financing Activities. Cash provided by financing activities was $9,000 and $254,000 in the three months ended September 30, 2001 and 2000, respectively. The change in cash provided by financing activities reflects a decrease in cash overdrafts, and reflects capital contributions by the Company's majority stockholder and net borrowings on the Company's line of credit. Jardine Foods has a revolving loan with a commercial lender. The loan is based on a borrowing base formula of up to 80 percent of eligible receivables, plus 50 percent of eligible inventory. As a result of the borrowing base formula, the credit available to the Company at September 30, 2001, could be adversely restricted in the event of declines in the Company's sales. At September 30, 2001, the Company had borrowed approximately $1,201,000 against the loan, with available borrowings of approximately $102,000.

Forward-Looking Statements

Certain statements contained in this document that are not historical facts are "forward-looking statements," as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve a number of risks and uncertainties. Such forward-looking statements may concern growth and future operating results, potential acquisitions and joint ventures, new manufacturing facilities, capital expenditures, economic climate, new products and products enhancements, the demand for products, competitive factors, research and development activities and expenditures, strategic relationships with third parties, liquidity and the Company's strategy. Such forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate" or other words that convey uncertainty of future events or outcomes. Such forward looking statements are based upon management's current plans, expectations, estimates and assumptions are subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's business, financial position and results of operations. As a consequence, actual results may differ materially from expectations, estimates, or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

                                     PART II

Item 1. Legal Proceedings

The Company is not currently involved in any material legal proceedings.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

See "Liquidity and Capital Resources" section in Part 1, Item 2.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable

Item 8. Exhibits and Reports on Form 8-K

     (A)  Exhibits

          None

     (B)  Reports on Form 8-K

          None

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gourmet Group, Inc. (Registrant)


Date:  November 19, 2001      By:
                              --------------------------------------------------
                                              Fredrick Schulman
                                     President and Chief Executive Officer
                                         (Principal Executive Officer


Date:  November 19, 2001      By:
                              --------------------------------------------------
                                                 Ryan Schooler
                                            Chief Financial Officer
                                 (Principal Financial and Accounting Officer)