Form 10QSB
period 2001-12-31
GOURMET GROUP INC
filed 2002-02-19
CIK 873540

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended December 31, 2001

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from ___________ to __________

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of February 19, 2002 is 27,147,619.

                                TABLE OF CONTENTS

                                                                            Page

PART I.........................................................................1

Item 1. Condensed Consolidated Financial Statements............................1
           Condensed Consolidated Balance Sheets at December 31, 2001
             (unaudited) and June 30, 2001.....................................1
           Condensed Consolidated Statements of Operations for the Three
             and Six Months Ended December 31, 2001 and 2000 (unaudited) ......2
           Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended December 31, 2001 and 2000 (unaudited) ..........3
           Notes to Condensed Consolidated Financial Statements................4

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations...............................................8


Item 3. Quantitative and Qualitative Disclosures about Market Risk............13


PART II.......................................................................13

Item 1. Legal Proceedings.....................................................13
Item 2. Changes in Securities.................................................13
Item 3. Defaults Upon Senior Securities.......................................13
Item 4. Submission of Matters to a Vote of Security Holders...................14
Item 5. Other Information.....................................................14
Item 6. Exhibits and Reports on Form 8-K......................................14

SIGNATURE.....................................................................14

PART I

Item 1.  Condensed Consolidated Financial Statements

Gourmet Group, Inc.
Condensed Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                                                  December 31,            June 30,
                                                                                                      2001                  2001
                                                                                                   -----------          -----------
                                                                                                   (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                                      $    39,850          $    45,707
    Accounts receivable, net of allowance of $96,051 and
      $26,878, respectively, for uncollectible accounts                                              1,180,759            1,220,264
    Inventories, net                                                                                   608,430              594,996
    Related party receivables                                                                           89,549               75,802
    Prepaid expenses and other current assets                                                           44,993              108,351
                                                                                                   -----------          -----------

    Total current assets                                                                             1,963,581            2,045,120
                                                                                                   -----------          -----------

Property and equipment, net of accumulated depreciation                                              1,618,226            1,678,833
    of $407,203 and $359,280, respectively
Goodwill                                                                                             2,642,621            2,642,621
Investment                                                                                                  --              350,000
Other assets                                                                                            65,215               84,415
                                                                                                   -----------          -----------

    Total assets                                                                                   $ 6,289,643          $ 6,800,989
                                                                                                   ===========          ===========

Liabilities and Stockholders' Equity
Current liabilities:
    Bank overdrafts                                                                                         --              120,127
    Accounts payable                                                                                   805,688              481,074
    Accrued expenses                                                                                   396,122              518,984
    Current portion of long-term debt and capital lease obligations                                  3,704,113            4,071,971
                                                                                                   -----------          -----------

    Total current liabilities                                                                        4,905,923            5,192,156
                                                                                                   -----------          -----------

Capital lease obligations, net of current portion                                                        3,291                   --

Put warrants                                                                                            83,516               60,000
                                                                                                   -----------          -----------

Commitments and Contingencies

Stockholders' equity:
    Common stock, $0.001 par value; 50,000,000 shares authorized;
    27,147,619 and 28,582,384 shares issued and outstanding, respectively                               27,148               28,582
    Additional paid-in capital                                                                       3,233,523            3,501,353
    Accumulated deficit                                                                             (1,963,758)          (1,981,102)
                                                                                                   -----------          -----------

    Total stockholders' equity                                                                       1,296,913            1,548,833
                                                                                                   -----------          -----------

    Total liabilities and stockholders' equity                                                     $ 6,289,643          $ 6,800,989
                                                                                                   ===========          ===========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

Gourmet Group, Inc.
Condensed Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                                            Three Months Ended              Six Months Ended
                                                                               December 31,                   December 31,
                                                                           2001            2000            2001            2000
                                                                       ------------    ------------    ------------    ------------
                                                                        (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Net sales                                                              $  2,376,261    $  2,342,889    $  4,712,200    $  4,445,024
Cost of sales                                                             1,568,193       1,599,226       3,194,996       3,055,277
                                                                       ------------    ------------    ------------    ------------

      Gross profit                                                          808,068         743,663       1,517,204       1,389,747

Selling, general and administrative expenses                                652,642         583,197       1,201,625       1,260,148
                                                                       ------------    ------------    ------------    ------------

      Income from operations                                                155,426         160,466         315,579         129,599

Other income expense:
    Interest, net                                                          (142,744)       (132,035)       (279,261)       (280,474)
    Accretion of value of put warrants                                       (7,505)        (14,610)        (23,515)        (18,237)
    Other, net                                                                2,970          11,392           4,541          22,329
                                                                       ------------    ------------    ------------    ------------

      Total other expense                                                  (147,279)       (135,253)       (298,235)       (276,382)
                                                                       ------------    ------------    ------------    ------------

      Net income (loss)                                                $      8,147    $     25,213    $     17,344    $   (146,783)
                                                                       ============    ============    ============    ============

      Net income (loss) per share - basic                              $     0.0003    $     0.0009    $     0.0006    $    (0.0055)
                                                                       ============    ============    ============    ============
      Net income (loss) per share - diluted                            $     0.0003    $     0.0008    $     0.0006    $    (0.0055)
                                                                       ============    ============    ============    ============
      Average shares outstanding - basic                                 27,139,421      28,521,349      27,781,645      26,484,399
                                                                       ============    ============    ============    ============
      Average shares outstanding - diluted                               27,802,909      31,218,879      28,968,146      26,484,399
                                                                       ============    ============    ============    ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

Gourmet Group, Inc.
Condensed Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                        Six Months Ended
                                                                                           December 31,
                                                                                       2001            2000
                                                                                  -----------     -----------
                                                                                  (Unaudited)      (Unaudited)
Cash flows from operating activities:
    Net income (loss)                                                             $    17,344     $  (146,783)
    Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                                    60,758         156,999
      Accretion of value of put warrants                                               23,515          18,237
      Loss on disposition of assets                                                     1,166             991
      Lease expense on equipment contributed from
        majority stockholder                                                            9,420            --
      Changes in operating assets and liabilities:
        Accounts receivable, net                                                       39,505        (202,221)
        Inventories, net                                                              (13,434)       (105,692)
        Prepaid expenses and other assets                                              68,811          (6,668)
        Accounts payable                                                              324,614          90,984
        Accrued expenses and other liabilities                                        (95,549)        (22,636)
                                                                                  -----------     -----------

        Net cash provided by (used in) operating activities                           436,150        (216,789)
                                                                                  -----------     -----------

Cash flows from investing activities:
    Proceeds from the sale of equipment                                                 6,000            --
    Purchases of equipment                                                             (1,164)         (3,327)
                                                                                  -----------     -----------

        Net cash provided by (used in) investing activities                             4,836          (3,327)
                                                                                  -----------     -----------

Cash flows from financing activities:
    Borrowings under debt agreements                                                4,363,912       4,368,854
    Principal payments under debt agreements                                       (4,761,944)     (4,194,239)
    Net decrease in cash overdraft                                                   (120,127)           --
    Proceeds from issuance of stock upon
      exercise of stock options                                                            75            --
    Proceeds from issuance of stock                                                      --            32,003
    Capital contribution by majority stockholder                                       71,241         128,432
                                                                                  -----------     -----------

        Net cash provided by (used in) financing activities                          (446,843)        335,050
                                                                                  -----------     -----------

Net increase (decrease) in cash and cash equivalents                                   (5,857)        114,934

Cash and cash equivalents, beginning of period                                         45,707          73,629
                                                                                  -----------     -----------

Cash and cash equivalents, end of period                                          $    39,850     $   188,563
                                                                                  ===========     ===========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                        $   237,561     $   240,939
                                                                                  ===========     ===========
    Issuance of stock for purchase of Seair                                       $      --       $   (63,432)
                                                                                  ===========     ===========
    Purchase and retirement of treasury stock for
      stock investment in an unrelated corporation                                $  (350,000)    $      --
                                                                                  ===========     ===========
    Acquisition of equipment through capital leases                               $     6,152     $      --
                                                                                  ===========     ===========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

Gourmet Group, Inc.
Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------


1.   Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of Gourmet Group, Inc., and its wholly owned subsidiaries, Our Food Products Group, Inc., d.b.a. Jardine Foods (Jardine Foods) and World Seair Corporation (a dormant corporation with no operations), collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2001, are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001. Certain items previously reported in specific financial statement captions have been reclassified to conform with the current presentation.

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

     The acquisition was accounted for as a recapitalization of Jardine Foods for financial reporting purposes, therefore, Jardine Foods is considered the predecessor company. The accompanying condensed consolidated statements of operations for the three and six months ended December 31, 2000, include the results of operations of Seair from the effective date of the acquisition (September 28, 2000). Seair did not have significant operations prior to the acquisition; therefore, a pro forma presentation of combined results of operations for the three and six months ended December 31, 2000, is not considered meaningful and has been omitted.

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

Gourmet Group, Inc.
Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" which requires that all business combinations subsequent to June 30, 2001, be accounted for under the purchase method of accounting. The pooling-of-interests method is no longer allowed. The Company adopted this standard on July 1, 2001, but it has had no impact on the Company's financial statements, as the Company has not acquired any business since the date of adoption. Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. The Company adopted this standard on July 1, 2001, and no longer amortizes goodwill. This standard required management to determine by December 31, 2001, whether the Company's goodwill was impaired as of the date of adoption (July 1, 2001). In making this determination, management believes that the Company has a single reporting unit, as defined in the standard, and believes that the quoted market price of the Company's common stock is the best evidence of the Company's fair value. On July 1, 2001, the fair value of the Company, using the quoted market price on that date, exceeded the Company's carrying value (stockholders' equity); therefore, management determined that goodwill was not impaired as of the date of adoption. The Company will continue to evaluate the impairment of its goodwill based on the quoted market price of its common stock.

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

4.   Debt and Liquidity

     Since inception, the Company's operations have been funded primarily by equity and debt financings. The Company's majority stockholder is committed under an agreement with the Company's commercial lender to fund the losses of Jardine Foods for specified periods. The payments can be made by purchasing subordinated notes from the Company or by purchasing common stock. The majority stockholder, however, had not funded approximately $397,000 and $393,000 as of December 31, 2001, and June 30, 2001,
     respectively, that it was required to fund under the agreement. During the six months ended December 31, 2001, the majority stockholder funded approximately $71,000 in cash. The Company is dependent on equity financings and its ability to borrow under its debt agreements, and management believes the Company will continue to be dependent on equity and/or debt financings for some time.

Gourmet Group, Inc.
Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

     The Company has a $2 million line of credit (under which $812,612 has been borrowed as of December 31, 2001), and two notes payable totaling $1,139,450 as of December 31, 2001, with a commercial lender. Monthly principal and interest is due under the notes through May 2003, and the line of credit matures in May 2003. The Company also has a $1.75 million subordinated note payable to a financial institution, which is due in May 2003. The line of credit and notes are collateralized by all property, equipment, intangibles, inventory, receivables, investments and deposits of Jardine Foods. In addition, Gourmet Group, Inc.'s stock in Jardine Foods has been pledged to the financial institution that holds the $1.75 million subordinated note payable. The line of credit and notes require the maintenance of certain financial ratios and other financial covenants. The Company was not in compliance with certain of the financial ratios as of December 31, 2001, and has not obtained waivers from the commercial lender and financial institution for such noncompliance as of December 31, 2001. The Company has received letters of acceleration from the commercial lender and the financial institution, declaring the line of credit and two notes payable, and the subordinated note to be immediately due and payable. Neither lender has taken additional action, and the financial institution continues to fund the line of credit. As a result of these matters, all amounts outstanding under the debt agreements have been classified as current in the accompanying condensed consolidated financial statements.

     Management is currently working with its lenders to satisfy the noncompliance with its covenants. In addition, management has been negotiating financing with other lenders that would provide the Company with additional working capital and the ability to retire the subordinated debt. There is no assurance, however, that the additional financing will be obtained or that the Company will be able to satisfy the noncompliance with its debt agreements.

5.   Inventories:

     Inventories, net, consists of the following at December 31, 2001 and June 30, 2001:

                                           December 31,      June 30,
                                               2001            2001
                                            ---------       ---------
          Raw materials                     $ 339,205       $ 357,529
          Finished goods                      274,225         242,467
          Inventory reserve                    (5,000)         (5,000)
                                            ---------       ---------
                                            $ 608,430       $ 594,996
                                            =========       =========

6.   Earnings Per Share:

     Earnings per share has been calculated in accordance with the provisions of SFAS No. 128, "Earnings Per Share." For the three and six month periods ended December 31, 2001, 2,435,379 and 549,924 outstanding common stock options with a weighted average exercise price of $0.178 and $0.239 per share, respectively, have been excluded from the calculation of diluted net income (loss) per share because their exercise prices were greater than the average market price of the common stock during the periods. Due to the Company's net loss for the six months ended December 31, 2000, diluted loss per share is the same as basic loss per share, since the effect of considering outstanding common share equivalents would be antidiultive.

Gourmet Group, Inc.
Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                            Three Months Ended               Six Months Ended
                                                                                December 31,                   December 31,
                                                                           2001            2000            2001             2000
                                                                       -----------     -----------     -----------     ------------
Basic net income (loss) per share of common stock:

    Net income (loss)                                                  $     8,147     $    25,213     $    17,344     $   (146,783)

    Weighted average common shares outstanding                          27,139,421      28,521,349      27,781,645       26,484,399

    Basic net income (loss) per share of common stock                  $    0.0003     $    0.0009     $    0.0006     $    (0.0055)

Diluted net income (loss) per share of common stock:

    Net income (loss)                                                  $     8,147     $    25,213     $    17,344     $   (146,783)

    Weighted average common shares outstanding                          27,139,421      28,521,349      27,781,645       26,484,399
    Dilutive stock options                                                 663,488       2,697,530       1,186,501             --
                                                                       -----------     -----------     -----------     ------------

    Weighted average common shares oustanding for
      purposes of calculating diluted net income (loss)
      per share                                                         27,802,909      31,218,879      28,968,146       26,484,399

      Diluted net income (loss) per share                              $    0.0003     $    0.0008     $    0.0006     $    (0.0055)

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

     The Company had an agreement with a related-party consulting company, which was cancelled in December 2001. The Company's chief executive officer is also the principal of the consulting company. The services provided included consultation in the area of merger and acquisition opportunities, equity and debt financing, strategic planning and other aspects of the business. Fees and expenses paid for these services under the agreement were approximately $5,500 per month. The Company believes that the fees paid and services received were equivalent to those obtainable from an unaffiliated third party. Payments made to the related party amounted to approximately $6,000 and $22,000 for the three and six month periods ended December 31, 2001, respectively, and approximately $9,000 and $12,000 for the three and six month periods ended December 31, 2000.

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

The Company's products are comprised of the Company-owned brands, D.L. Jardine, Jardine 7J Ranch, Shotgun Willie's, Buckaroo, Dixie Dan's and Sontava!, as well as private label brands manufactured for national and regional premium grocery store chains, gourmet catalog and specialty retailers, national department stores and the largest amusement park in the United States. The Company celebrated the 22nd birthday of the D.L. Jardine brand in 2001.

The Company generates all of its revenues from retail and wholesale sales of its specialty food product offerings. The Company-owned brands are sold and distributed through a network of brokers, distributors, representatives, and retailers, and through direct mail catalogs and the Internet
(www.jardinefoods.com). The Company owns a retail outlet located at its manufacturing facility and corporate headquarters located in Buda, Texas.

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

Net Sales

Net sales for the quarter ended December 31, 2001 were $2,376,000, compared with $2,343,000 for the quarter ended December 31, 2000, an increase of $33,000 or 1%. This increase is primarily attributable to an increase in sales to gourmet and gift retailers and an increase in mail order and Internet sales, of 7% and 6%, respectively.

International sales for the quarter ended December 31, 2001 decreased by 23% as compared to the quarter ended December 31, 2000. The decrease is a result of the strength of the U.S. dollar in comparison to several foreign currencies, which resulted in an inability of the Company to reach terms with several foreign customers.

For the quarter ended December 31, 2001, the Company's other sales channels, distributors, and contract packaging did not significantly change as compared to the quarter ended December 31, 2000. Contract packaging refers to the Company manufacturing private label brands for national and regional premium grocery store chains, gourmet catalog and specialty retailers, national department stores and the largest amusement park in the United States.

Net sales for the six month period ended December 31, 2001 were $4,712,000, compared with $4,445,000 for the comparable six month period of the prior fiscal year, an increase of $267,000 or 6%. This increase is primarily attributable to a 29% increase in sales through contract packaging, which is due to the addition of a new contract packaging customer, accounting for an increase of $397,000 in sales. In September 2001, the Company entered into a Separation Agreement with that customer to end the contract packaging relationship.

International sales for the six month period ended December 31, 2001 decreased by 76% as compared to the comparable six month period in the prior fiscal year. As previously stated, the decrease is a result of the strength of the U.S. dollar in comparison to several foreign currencies, which resulted in an inability of the Company to reach terms with several foreign customers.

For the six month period ended December 31, 2001, the Company's sales through distributors, mail order and Internet, and gourmet and gift retailers did not change significantly as compared to the comparable six month period ended December 31, 2000.

Cost of Sales

Cost of sales consists of material, freight, labor, depreciation and overhead. Cost of sales for the quarter ended December 31, 2001 was $1,568,000, compared with $1,599,000 for the quarter ended December 31, 2000, a decrease of $31,000, or 2%.

This decrease is due to freight costs decreasing $45,000 or 21%, as a result of the Company dealing directly with freight providers to negotiate the most favorable rates, as opposed to outsourcing this function to a logistics company. The decrease in cost of sales was offset by a 2%, or $20,000 increase in the costs of ingredients attributable to the increase in overall sales.

For the six month period ended December 31, 2001, the Company's costs of sales were $3,195,000 compared to $3,055,000 for the comparable six month period in the prior fiscal year, an increase of $140,000 or 5%.

Costs of ingredients increased by $258,000, or 13%, based on an increased volume of purchases of ingredients, which is primarily attributable to the addition of a single contract packaging customer, as previously discussed. For the six months ended December 31, 2001 as compared to the six months ended December 31, 2000 the Company did not experience a significant change in actual costs of raw materials used in ingredients.

Freight costs for the six month period ended December 31, 2001 decreased $115,000, or 37%, as compared to the six month period ended December 31, 2000. The decrease in freight expense is a result of the Company dealing directly with freight providers to negotiate the most favorable rates, as opposed to outsourcing this function to a logistics company.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include marketing, research and development and general and administrative expenses along with respective personnel salaries. Selling, general and administrative expense as a percentage of sales increased from 26% for the quarter ended December 31, 2000 to 27% for the quarter ended December 31, 2001. The increase is primarily the result of increasing the Company's allowance based on our continuing assessment of uncollectible accounts.

Selling, general and administrative expense as a percentage of sales decreased from 29% for the six month period ended December 31, 2000 to 26% for the six month period ended December 31, 2000. The decrease is primarily the result of increased cost controls placed in service during fiscal 2001. The Company was able to create efficiencies in advertising dollars spent, and incentives paid during the six month period ended December 31, 2000 were eliminated. Also, based on personnel changes, the Company was able to rely less on outside sales, thus, reducing the commissions paid to outside salespersons. In relation to the changes above, the Company was able to limit travel expenses. Included in administrative expenses for the six month period ended December 31, 2001, are approximately $120,000 of expenses related to the share exchange between Jardine Foods shareholders and Seair on September 28, 2000, which is more fully described in the notes to the condensed consolidated financial statements included elsewhere herein.

Other (Income) Expense

Other (income) expense was $147,000 for the quarter ended December 31, 2001 compared to $135,000 for the quarter ended December 31, 2000.

The change in other (income) expenses is attributable to an increase of $11,000 in interest on the Company's debt. As discussed in the notes to the condensed consolidated financial statements included elsewhere in this Form 10-QSB, the Company is in default of financial covenants, and is therefore paying a higher default interest rate. Accretion expense for the warrants issued in conjunction with the debt to the financial institution decreased $7,000. Finally, the Company's other income decreased $9,000.

Other (income) expense was $298,000 for the six month period ended December 31, 2001 compared to $276,000 for the comparable six month period in the prior fiscal year. The change in other (income) expense is attributable to other income decreasing by $18,000, and accretion expense for the warrants issued in conjunction with the debt to the financial institution increasing by $5,000.

Income Taxes

The Company has not recorded an income tax provision related to the Company's income for the quarter ended December 31, 2001, or for the six month period ended December 31, 2000, as the Company has sufficient net operating loss carryforwards in excess of net income generated for such periods.

Liquidity and Capital Resources

Since inception, the Company's operations have been funded primarily by equity and debt financings. Management believes that the Company will continue to be dependent on equity financings and its ability to borrow under its debt agreements.

The Company's majority stockholder is committed under an agreement with the Company's primary lender to fund the monthly losses of Jardine Foods for specified periods. During the three and six month periods ended December 31, 2001, the majority stockholder funded approximately $4,700, and $71,000 in cash, respectively. However, at December 31, 2001, the majority stockholder had not funded approximately $397,000 in losses generated during fiscal 2001 and during one of the months in the quarter ended December 31, 2001.

The Company's debt agreements with both its lenders contain various financial and non-financial covenants. At December 31, 2001, and February 19, 2001 the Company was not in compliance with certain of these covenants, and has not obtained waivers from its lenders for such noncompliance as of December 31, 2001.

The Company has received letters of acceleration from the commercial lender and the financial institution, declaring the line of credit and two notes payable, and the subordinated note to be immediately due and payable. Neither lender has taken additional action, and the financial institution continues to fund the line of credit. As a result of these matters, all amounts outstanding under the debt agreements have been classified as current in the condensed consolidated financial statements.

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

The Company has been advised by its independent accountants that if the Company is unable (1) to cure the noncompliance with its covenants prior to its June 30, 2002 year end or obtain waivers of noncompliance with respect to covenants as of June 30, 2002, and (2) meet its financial covenants during the next 12-month period, prior to the completion of their audit of the Company's financial statements for the year ending June 30, 2002, their auditor's report on those financial statements will be modified for these contingencies.

Working Capital. The Company's working capital was ($2,942,000) and ($3,147,000) at December 31, 2001 and June 30, 2001, respectively. The increase in working capital is attributable to increases in inventories, and accounts payable, and decreases in accounts receivable, prepaid expenses, other assets, bank overdrafts, accrued expenses and debt at December 31, 2001 compared to June 30, 2001.

The Company's working capital is significantly impacted by the classification of its obligations to the commercial lender and financial institution as current in the condensed consolidated financial statements included elsewhere in this 10-QSB filing. Working capital would be $620,687 and $785,902 at December 31, 2001 and June 30, 2001, respectively, if long-term debt was classified as such. The Company is actively managing its working capital position and is working with vendors to ensure it maintains a positive relationship with key vendors.

Cash and Cash Equivalents. Cash and cash equivalents were $40,000 and $46,000 at December 31, 2001 and June 30, 2001, respectively. The principal reasons for the decrease in cash and cash equivalents are discussed in the paragraphs below.

Operating Activities. Cash provided by operating activities was $409,000 in the six months ended December 31, 2001 as compared to cash used in operating activities of $217,000 in the six months ended December 31, 2000. The increase in cash provided by operating activities is attributable to earnings for the six months ended December 31, 2001 as compared to the loss for the six months ended December 31, 2000, decreases in accounts receivable and accrued expenses, an increase in accounts payable, and a decrease in depreciation and amortization for the six month period ended December 31, 2001.

Investing Activities. Cash provided by investing activities was $4,800 in the six months ended December 31, 2001 as compared to cash used in investing activities of $3,300 in the six months ended December 31, 2000. The increase in cash provided by investing activities is a result of the proceeds received upon the sale of retired capital equipment.

Financing Activities. Cash used in financing activities was $420,000 for the six months ended December 31, 2001 as compared to cash provided by financing activities of $335,000 for the six months ended December 31, 2000. The change in cash used in financing activities reflects a decrease in cash overdrafts, and reflects capital contributions by the Company's majority stockholder and net payments on the Company's line of credit. Jardine Foods has a revolving loan with a commercial lender. The loan is based on a borrowing base formula of up to 80 percent of eligible receivables, plus 50 percent of eligible inventory. As a result of the borrowing base formula, the credit available to the Company at December 31, 2001, could be adversely restricted in the event of declines in the Company's sales. At December 31, 2001, the Company had borrowed approximately $813,000 against the loan, with available borrowings of approximately $22,000.

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

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

The Company's debt agreements with both its lenders contain various financial and non-financial covenants. At December 31, 2001, and February 19, 2002, the Company was not in compliance with certain of these covenants, and has not obtained waivers from its lenders for such noncompliance as of December 31, 2001. See "Liquidity and Capital Resources" section in Part 1, Item 2.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

     (A)  Exhibits

          None

     (B)  Reports on Form 8-K

          On February 5, 2002, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, reporting under Item 5 (Other Events).

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gourmet Group, Inc. (Registrant)

Date:  February 19, 2002                   By:  /s/ Fredrick Schulman
                                           -------------------------------------
                                                    Fredrick Schulman
                                           President and Chief Executive Officer
                                              (Principal Executive Officer)

Date:  February 19, 2002                   By:  /s/ Ryan Schooler
                                           -------------------------------------
                                                    Ryan Schooler
                                              Chief Financial Officer
                                           (Principal Financial and Accounting
                                            Officer)