Form 10QSB
period 2002-03-31
GOURMET GROUP INC
filed 2002-05-21
CIK 873540

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For  the  quarterly  period  ended  March  31,  2002

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

Indicate  by  check  mark  whether  the  registrant:  (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes     X     No___
                                                        ----

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of May 20, 2002 is 27,147,619.

                                TABLE OF CONTENTS
                                -----------------

                                                                                       Page
                                                                                       ----
PART  I                                                                                1
Item  1.  Condensed  Consolidated  Financial  Statements                               1
            Condensed  Consolidated  Balance  Sheets  at  March  31, 2002 (unaudited)
              and  June  30,  2001.                                                    1
            Condensed  Consolidated  Statements  of  Operations  for  the  Three
              and  Nine  Months  Ended  March  31,  2002  and  2001  (unaudited)       2
          Condensed  Consolidated  Statements  of Cash Flows for the Nine Months
              Ended  March  31,  2002  and  2001  (unaudited)                          3
          Notes  to  Condensed  Consolidated  Financial  Statements                    4

Item  2.  Management's  Discussion  and Analysis of Financial Condition and
              Results  of  Operations                                                  8


Item  3.  Quantitative  and Qualitative Disclosures about Market Risk                 13

PART  II                                                                              13
Item  1.     Legal  Proceedings                                                       13
Item  2.     Changes  in  Securities                                                  13
Item  3.     Defaults  Upon  Senior  Securities                                       13
Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders              14
Item  5.     Other  Information                                                       14
Item  6.     Exhibits  and  Reports  on  Form  8-K                                    14

SIGNATURE                                                                             14

                                     PART 1

Item 1.     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS


GOURMET  GROUP,  INC.
CONDENSED  CONSOLIDATED  BALANCE  SHEETS

                                                                           MARCH 31,     JUNE 30,
                                                                             2002          2001
                                                                         ------------  ------------
ASSETS                                                                    (UNAUDITED)
Current assets:
  Cash and cash equivalents                                              $       500   $    45,707
  Accounts receivable, net of allowance of $138,463 and
    $26,878, respectively, for uncollectible accounts                        781,144     1,220,264
  Inventories, net                                                           515,840       594,996
  Related party receivables, net                                                   -        75,802
  Prepaid expenses and other current assets                                   46,048       108,351
                                                                         ------------  ------------

  Total current assets                                                     1,343,532     2,045,120
                                                                         ------------  ------------

Property and equipment, net of accumulated depreciation                    1,588,048     1,678,833
  of $437,379 and $359,280, respectively
Goodwill                                                                   2,642,621     2,642,621
Investment                                                                         -       350,000
Other assets                                                                  55,248        84,415
                                                                         ------------  ------------

  Total assets                                                           $ 5,629,449   $ 6,800,989
                                                                         ------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdrafts                                                              6,055       120,127
  Accounts payable                                                           726,909       481,074
  Accrued expenses                                                           468,693       518,984
  Current portion of long-term debt and capital lease obligations          3,334,566     4,071,971
                                                                         ------------  ------------

  Total current liabilities                                                4,536,223     5,192,156
                                                                         ------------  ------------

Capital lease obligations, net of current portion                              2,951             -

Put warrants                                                                  92,361        60,000
                                                                         ------------  ------------

Commitments and Contingencies

Stockholders' equity:
  Common stock, $0.001 par value; 50,000,000 shares authorized;
  27,147,619 and 28,582,384 shares issued and outstanding, respectively       27,148        28,582
  Additional paid-in capital                                               3,238,233     3,501,353
  Accumulated deficit                                                     (2,267,467)   (1,981,102)
                                                                         ------------  ------------

  Total stockholders' equity                                                 997,914     1,548,833
                                                                         ------------  ------------

  Total liabilities and stockholders' equity                             $ 5,629,449   $ 6,800,989
                                                                         ------------  ------------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

GOURMET  GROUP,  INC.
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS




                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                MARCH 31,                        MARCH 31,
                                                      2002                 2001              2002          2001
                                               --------------------  -------------------  ------------  ------------

                                                     (UNAUDITED)          (UNAUDITED)      (UNAUDITED)   (UNAUDITED)

Net sales                                      $         1,515,721   $        2,035,359   $ 6,227,921   $ 6,488,816
Cost of sales                                            1,088,502            1,535,148     4,283,498     4,598,858
                                               --------------------  -------------------  ------------  ------------

    Gross profit                                           427,219              500,211     1,944,423     1,889,958

Selling, general and administrative expenses               683,887              594,023     1,885,511     1,872,390
                                               --------------------  -------------------  ------------  ------------

    Income from operations                                (256,668)             (93,812)       58,912        17,568

Other income expense:
  Interest, net                                            (41,045)            (122,342)     (320,306)     (384,596)
  Accretion of value of put warrants                        (8,845)             (13,257)      (32,361)      (31,494)
  Other, net                                                 2,849               55,406         7,390        77,734
                                               --------------------  -------------------  ------------  ------------

    Total other expense                                    (47,041)             (80,193)     (345,277)     (338,356)
                                               --------------------  -------------------  ------------  ------------

    Net income (loss)                          $          (303,709)  $         (174,005)  $  (286,365)  $  (320,788)

                                               ====================  ===================  ============  ============
    Net income (loss) per share - basic        $           (0.0112)  $          (0.0061)  $   (0.0104)  $   (0.0121)
                                               ====================  ===================  ============  ============

    Average shares outstanding - basic                  27,147,619           28,521,349    27,573,389    26,484,399
                                               ====================  ===================  ============  ============

    The accompanying notes are an integral part of these condensed consolidated financial statements.

GOURMET  GROUP,  INC.
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS



                                                                       NINE MONTHS ENDED
                                                                           MARCH 31,
                                                                     2002          2001
                                                            -------------------  ------------
                                                                  (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         $         (286,365)  $  (320,788)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                                       90,933       229,177
    Accretion of value of put warrants                                  32,361        31,494
    Loss on disposition of assets                                        1,166           992
    Lease expense on equipment contributed from
      majority stockholder                                              14,130             -
    Changes in operating assets and liabilities:
      Accounts receivable, net                                         439,120      (178,049)
      Inventories, net                                                  79,156       (68,754)
      Prepaid expenses and other assets                                167,274       (38,319)
      Accounts payable                                                 245,835       322,081
      Accrued expenses and other liabilities                           (50,291)      (53,164)
                                                            -------------------  ------------

      Net cash provided by (used in) operating activities              733,319       (75,330)
                                                            -------------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of equipment                                    6,000             -
  Purchases of equipment                                                (1,164)       (3,327)
                                                            -------------------  ------------

      Net cash provided by (used in) investing activities                4,836        (3,327)
                                                            -------------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under debt agreements                                  (6,600,463)    6,275,590
  Principal payments under debt agreements                           5,859,857    (6,319,049)
  Net decrease in cash overdraft                                      (114,072)            -
  Proceeds from issuance of stock upon
    exercise of stock options                                               75             -
  Proceeds from issuance of stock                                            -        32,003
  Capital contribution by majority stockholder                          71,241        89,948
                                                            -------------------  ------------
      Net cash provided by (used in) financing activities             (783,362)       78,492
                                                            -------------------  ------------
Net increase (decrease) in cash and cash equivalents                   (45,207)         (165)

Cash and cash equivalents, beginning of period                          45,707        73,629
                                                            -------------------  ------------
Cash and cash equivalents, end of period                    $              500   $    73,464
                                                            ===================  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                    $          296,648   $   357,322
                                                            ===================  ============
  Issuance of stock for purchase of Seair                   $                -   $   (63,432)
                                                            ===================  ============
  Purchase and retirement of treasury stock for
    stock investment in an unrelated corporation            $         (350,000)  $         -
                                                            ===================  ============
  Acquisition of equipment through capital leases           $            6,152   $         -
                                                            ===================  ============

    The accompanying notes are an integral part of these condensed consolidated financial statements.

GOURMET  GROUP,  INC.
---------------------
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

1.     BASIS  OF  PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of Gourmet Group, Inc., and its wholly owned subsidiaries, Our Food Products Group, Inc., d.b.a. Jardine Foods (Jardine Foods) and World Seair Corporation (a dormant corporation with no operations), collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule
     10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the U.S. Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001. Certain items previously reported in specific financial statement captions have been reclassified to conform with the current presentation.

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

     The acquisition was accounted for as a recapitalization of Jardine Foods for financial reporting purposes, therefore, Jardine Foods is considered the predecessor company. The accompanying condensed consolidated statements of operations for the three and nine months ended March 31, 2001, include the results of operations of Seair from the effective date of the acquisition (September 28, 2000). Seair did not have significant operations prior to the acquisition; therefore, a pro forma presentation of combined results of operations for the three and nine months ended March 31, 2001, is not considered meaningful and has been omitted.

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

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" which requires that all business combinations subsequent to June 30, 2001, be accounted for under the purchase method of accounting. The pooling-of-interests method is no longer allowed. The Company adopted this standard on July 1, 2001, but it has had no impact on the Company's financial statements, as the Company has not acquired any business since the date of adoption. Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. The Company adopted this standard on July 1, 2001, and no longer amortizes goodwill. This standard required management to determine by December 31, 2001, whether the Company's goodwill was impaired as of the date of adoption (July 1, 2001). In making this determination, management believe that the Company has a single reporting unit, as defined in the standard, and believes that the quoted market price of the Company's common stock is the best evidence of the Company's fair value. On July 1, 2001, the fair value of the Company, using the quoted market price on that date, exceeded the Company's carrying value (stockholders' equity); therefore, management determined that goodwill was not impaired as of the date of adoption. The Company will continue to evaluate the impairment of its goodwill based on the quoted market price of its common stock.

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

4.     DEBT  AND  LIQUIDITY

     Since inception, the Company's operations have been funded primarily by equity and debt financings. The Company's majority stockholder is committed under an agreement with the Company's commercial lender to fund the losses of Jardine Foods for specified periods. The payments can be made by purchasing subordinated notes from the Company or by purchasing common stock. The majority stockholder, however, had not funded approximately $701,000 and $393,000 as of March 31, 2002, and June 30, 2001,
     respectively, that it was required to fund under the agreement. During the nine months ended March 31, 2002, the majority stockholder funded approximately $71,000 in cash. The Company is dependent on equity financings and its ability to borrow under its debt agreements, and management believes the Company will continue to be dependent on equity and/or debt financings for some time.

     The Company has a $2 million line of credit (under which $500,324 has been borrowed as of March 31, 2002), and two notes payable totaling $1,082,191 as of March 31, 2002, with a commercial lender. Monthly principal and interest is due under the notes through May 2003, and the line of credit matures in May 2003. The Company also has a $1.75 million subordinated note payable to a financial institution, which is due in May 2003. The line of credit and notes are collateralized by all property, equipment, intangibles, inventory, receivables, investments and deposits of Jardine Foods. In addition, Gourmet Group, Inc.'s stock in Jardine Foods has been pledged to the financial institution that holds the $1.75 million subordinated note payable. The line of credit and notes require the maintenance of certain financial ratios and other financial covenants. The Company was not in compliance with certain of the financial ratios as of March 31, 2002, and has not obtained waivers from the commercial lender and financial institution for such noncompliance as of March 31, 2002. The Company has received letters of acceleration from the commercial lender and the financial institution, declaring the line of credit and two notes payable, and the subordinated note to be immediately due and payable. Neither lender has taken additional action, and the financial institution continues to fund the line of credit. As a result of these matters, all amounts outstanding under the debt agreements have been classified as current in the accompanying condensed consolidated financial statements.

     In April 2002, the Company entered into an option agreement with the financial institution to establish a new company ("NewCo") into which either all of the capital stock or all of the assets of Jardine Foods would be transferred. The financial institution paid an option fee of $50,000 for the grant of the option. The option expires on May 31, 2002. In the event the financial institution exercises its option, (i) the financial institution has agreed to provide not less than $500,000 in additional financing to Jardine Foods, and (ii) the Company has agreed to invest $300,000 NewCo to vest with a 49% interest in the common stock of NewCo. The Company and the financial institution have also agreed to negotiate a marketing agreement on mutually agreeable terms pursuant to which the Company will proceed to market, promote and develop Jardine Foods products. The Company's interest in NewCo is subject to dilution if the financial institution converts its outstanding mezzanine debt and subsequent advances into equity. The NewCo will also have the right (between years one and three following the exercise of the option) to purchase the Company's interest in NewCo for the greater of $250,000 or the value of its holdings based upon the fully diluted tangible book value of NewCo. The Company has the limited right to pursue alternative sources of debt, equity, sales or ventures to generate the capital to refinance Jardine Foods lenders and recapitalize the company. There is no assurance, however, that the additional financing will be obtained or that the Company will be able to satisfy the noncompliance with its debt agreements.

5.     INVENTORIES:

Inventories, net, consists of the following at March 31, 2002 and June 30, 2001:


                            March 31,    June 30,
                               2002        2001
                           -----------  ----------
        Raw materials      $  228,931   $ 357,529
        Finished goods        307,858     242,467
        Inventory reserve     (20,949)     (5,000)
                           -----------  ----------

                           $  515,840   $ 594,996
                           ===========  ==========


6.     EARNINGS  PER  SHARE:

     Earnings per share has been calculated in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Due to the Company's net loss, diluted loss per share is the same as basic loss per share for the three and nine months ended March 31, 2002 and 2001, since the effect of considering outstanding common share equivalents would be antidiultive. Options to purchase shares 4,056,936 and 2,691,487 shares of common stock were outstanding at March 31, 2002 and 2001, respectively.


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

     The Company had an agreement with a related-party consulting company, which was cancelled in December 2001. The Company's chief executive officer is also the principal of the consulting company. The services provided included consultation in the area of merger and acquisition opportunities, equity and debt financing, strategic planning and other aspects of the business. Fees and expenses paid for these services under the agreement were approximately $5,500 per month. The Company believes that the fees paid and services received were equivalent to those obtainable from an unaffiliated third party. Payments made to the related party amounted to approximately $0 and $22,000 for the three and nine month periods ended March 31, 2002, respectively, and approximately $9,000 and $15,000 for the three and nine month periods ended March 31, 2001.

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

NET  SALES

Net sales for the quarter ended March 31, 2002 were $1,516,000, compared with $2,035,000 for the quarter ended March 31, 2001, a decrease of $519,000 or 26%. This decrease is attributable to decreases in each of the four sales channels.

International sales for the quarter ended March 31, 2002 decreased by 78% as compared to the quarter ended March 31, 2001. The decrease is a result of the strength of the U.S. dollar in comparison to several foreign currencies, which resulted in an inability of the Company to reach terms with several foreign customers.

Sales in contract packaging decreased 51% during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. The decrease is partially attributable to the loss of a single customer, which accounted for approximately $151,000 of sales during the quarter ended March 31, 2001. In addition, contract packaging sales during the quarter March 31, 2001 were significantly higher than historical sales for comparable periods. Contract packaging refers to the Company manufacturing private label brands for national and regional premium grocery store chains, gourmet catalog and specialty retailers, national department stores and the largest amusement park in the United States.

For the quarter ended March 31, 2002, sales to mail order and Internet, gourmet and gift retailers, and distributors decreased by 16%, 6%, and 6%, respectively, as compared to the compared to the quarter ended March 31, 2001. The decreases were attributable to a decline in overall retail sales.

Net sales for the nine month period ended March 31, 2002 were $6,228,000, compared with $6,489,000 for the comparable nine month period of the prior fiscal year, a decrease of $261,000 or 4%. This decrease is primarily attributable to a 77% decrease in international sales. As previously stated, the decrease is a result of the strength of the U.S. dollar in comparison to several foreign currencies, which resulted in an ability of the Company to reach terms with several foreign customers.

Sales through mail order and Internet for the nine month period ended March 31, 2002 decreased by 6% as compared to the comparable nine month period in the prior fiscal year. The decrease was attributable to a decline in overall retail sales for the period.

For the nine month period ended March 31, 2002, the Company's sales through distributors, contract packaging, and gourmet and gift retailers did not change significantly as compared to the comparable nine month period ended March 31, 2001.

COST  OF  SALES

Cost of sales consists of material, freight, labor, depreciation and overhead. Cost of sales for the quarter ended March 31, 2002 was $1,089,000, compared with $1,535,000 for the quarter ended March 31, 2001, a decrease of $446,000, or 29%.

This decrease is due to freight costs decreasing $112,000 or 68%, as a result of the Company dealing directly with freight providers to negotiate the most favorable rates, as opposed to outsourcing this function to a logistics company.

In addition to the decline in freight costs, costs of ingredients decreased by 24% and warehouse costs, consisting of labor, depreciation and overhead, decreased by 12% for the quarter ended March 31,2002 as compared to the quarter ended March 31, 2001. The decreases are primarily attributable to the overall decrease in net sales for the quarter.

For the nine month period ended March 31, 2002, the Company's costs of sales were $4,283,000 compared to $4,599,000 for the comparable nine month period in the prior fiscal year, a decrease of $316,000 or 7%.

Freight costs for the nine month period ended March 31, 2002 decreased $236,000 or 40%, as compared to the nine month period ended March 31, 2001. The decrease in freight expense is a result of the Company dealing directly with freight providers to negotiate the most favorable rates, as opposed to outsourcing this function to a logistics company.

Warehouse costs, consisting of labor, depreciation and overhead costs, decreased by 4% for the nine month period ending March 31, 2002 as compared to the comparable period ending March 31, 2001. The decrease is primarily attributable to the overall decrease in net sales for the same period.

For the nine months ended March 31, 2002, costs of ingredients did not significantly change. As compared to the nine months ended March 31, 2001 the Company did not experience a significant change in actual costs of raw materials used in ingredients.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses include marketing, research and development and general and administrative expenses along with respective personnel salaries. Selling, general and administrative expense as a percentage of sales increased from 29% for the quarter ended March 31, 2001 to 45% for the quarter ended March 31, 2002. The increase is primarily the result of increasing the Company's allowance based on our continuing assessment of uncollectible accounts.

Selling, general and administrative expense as a percentage of sales increased from 29% for the nine month period ended March 31, 2001 to 30% for the nine month period ended March 31, 2002. The increase is primarily the result of increasing the Company's allowance based on our continuing assessment of uncollectible accounts. The increase in the reserve for uncollectible accounts, is offset by a decrease in administrative expenses of $120,000 related to the share exchange between Jardine Foods shareholders and Seair on September 28, 2000, which is more fully described in the notes to the condensed consolidated financial statements included herein.

OTHER  (INCOME)  EXPENSE

Other (income) expense was $47,000 for the quarter ended March 31, 2002 compared to $80,193 for the quarter ended March 31, 2001.

The change in other (income) expenses is attributable to a decrease of $81,000 in interest on the Company's debt. As discussed in the notes to the condensed consolidated financial statements included elsewhere in this Form 10-QSB, the Company has received letters of acceleration from the commercial lender and the financial institution, declaring the line of credit and two notes payable, and the subordinated note to be immediately due and payable. In addition the commercial lender in accordance with its rights under the subordination agreement with the financial institution, has prohibited the Company from making scheduled interest expense payments on the debt. Accretion expense for the warrants issued in conjunction with the debt to the financial institution decreased $4,000. Finally, the Company's other income decreased $53,000.

Other (income) expense was $345,000 for the nine month period ended March 31, 2002 compared to $338,000 for the comparable nine month period in the prior fiscal year. The change in other (income) expense is attributable to other income decreasing by $70,000, and interest expense decreasing by 64,000.

INCOME  TAXES

The Company has not recorded an income tax provision related to the Company's loss for the quarter ended March 31, 2002, or for the nine month period ended March 31, 2002, as the Company has sufficient net operating loss carryforwards in excess of net income generated for such periods.

LIQUIDITY  AND  CAPITAL  RESOURCES

Since inception, the Company's operations have been funded primarily by equity and debt financings. Management believes that the Company will continue to be dependent on equity financings and its ability to borrow under its debt agreements.

The Company's majority stockholder is committed under an agreement with the Company's primary lender to fund the monthly losses of Jardine Foods for specified periods. During the three and nine month periods ended March 31, 2002, the majority stockholder funded approximately $0, and $71,000 in cash, respectively. However, at March 31, 2002, the majority stockholder had not funded approximately $701,000 in losses generated during fiscal 2001 and during the nine months ended March 31, 2002.

The Company's debt agreements with both its lenders contain various financial and non-financial covenants. At March 31, 2002, and May 20, 2002 the Company was not in compliance with certain of these covenants, and has not obtained waivers from its lenders for such noncompliance as of March 31, 2002.

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

In April 2002, the Company entered into an option agreement with the financial institution to establish a new company ("NewCo") into which either all of the capital stock or all of the assets of Jardine Foods would be transferred. The financial institution paid an option fee of $50,000 for the grant of the option. The option expires on May 31, 2002. In the event the financial institution exercises its option, (i) the financial institution has agreed to provide not less than $500,000 in additional financing to Jardine Foods, and (ii) the Company has agreed to invest $300,000 NewCo to vest with a 49% interest in the common stock of NewCo. The Company and the financial institution have also agreed to negotiate a marketing agreement on mutually agreeable terms pursuant to which the Company will proceed to market, promote and develop Jardine Foods products. The Company's interest in NewCo is subject to dilution if the financial institution converts its outstanding mezzanine debt and subsequent advances into equity. The NewCo will also have the right (between years one and three following the exercise of the option) to purchase the Company's interest in NewCo for the greater of $250,000 or the value of its holdings based upon the fully diluted tangible book value of NewCo. The Company has the limited right to pursue alternative sources of debt, equity, sales or ventures to generate the capital to refinance Jardine Foods lenders and recapitalize the company. There is no assurance, however, that the additional financing will be obtained or that the Company will be able to satisfy the noncompliance with its debt agreements.

Working Capital. The Company's working capital was ($3,193,000) and ($3,147,000) at March 31, 2002 and June 30, 2001, respectively. The decrease in working capital is attributable to increases in accounts payable, and decreases in accounts receivable, prepaid expenses, related party receivables, bank overdrafts, accrued expenses and debt at March 31, 2002 compared to June 30, 2001.

The Company's working capital is significantly impacted by the classification of its obligations to the commercial lender and financial institution as current in the condensed consolidated financial statements included elsewhere in this 10-QSB filing. Working capital would be $2,842 and $782,902 at March 31, 2002 and June 30, 2001, respectively, if long-term debt was classified as such. The Company is actively managing its working capital position and is working with vendors to ensure it maintains a positive relationship with key vendors.

Cash and Cash Equivalents. Cash and cash equivalents were $500 and $46,000 at March 31, 2002 and June 30, 2001, respectively. The principal reasons for the decrease in cash and cash equivalents are discussed in the paragraphs below.

Operating Activities. Cash provided by operating activities was $733,000 in the nine months ended March 31, 2002 as compared to cash used in operating activities of $75,000 in the nine months ended March 31, 2001. The increase in cash provided by operating activities is attributable to a decreased loss for the nine months ended March 31, 2002 as compared to the loss for the nine months ended March 31, 2001, decreases in accounts receivable and accrued expenses, an increase in accounts payable, and a decrease in depreciation and amortization for the nine month period ended March 31, 2002.

Investing Activities. Cash provided by investing activities was $4,800 in the nine months ended March 31, 2002 as compared to cash used in investing activities of $3,300 in the nine months ended March 31, 2001. The increase in cash provided by investing activities is a result of the proceeds received upon the sale of retired capital equipment.

Financing Activities. Cash used in financing activities was $783,000 for the nine months ended March 31, 2002 as compared to cash provided by financing activities of $78,000 for the nine months ended March 31, 2001. The change in cash used in financing activities reflects a decrease in cash overdrafts, and reflects capital contributions by the Company's majority stockholder and net borrowings on the Company's line of credit. Jardine Foods has a revolving loan with a commercial lender. The loan is based on a borrowing base formula of up to 80 percent of eligible receivables, plus 50 percent of eligible inventory. As a result of the acceleration of the debt by the commercial lender, borrowings related to eligible inventory were substantially reduced at March 31, 2002, and are subject to continued changes until the events of noncompliance are cured. Additionally, as a result of the borrowing base formula, the credit available to the Company at March 31, 2002, could be adversely restricted in the event of declines in the Company's sales. At March 31, 2002, the Company had borrowed approximately $500,000 against the loan, with available borrowings of approximately $49,000.

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

Item 4.     LEGAL  PROCEEDINGS

The  Company  is  not  currently  involved  in  any  material legal proceedings.

Item 5.     CHANGES  IN  SECURITIES

None.


Item 6.     DEFAULTS  UPON  SENIOR  SECURITIES

The Company's debt agreements with both its lenders contain various financial and non-financial covenants. At March 31, 2002, and May 20, 2002, the Company was not in compliance with certain of these covenants, and has not obtained waivers from its lenders for such noncompliance as of March 31, 2002. See "Liquidity and Capital Resources" section in Part 1, Item 2.


Item 7.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

Item 8.    OTHER  INFORMATION

Not  applicable

Item 9.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

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

                               Gourmet  Group,  Inc.  (Registrant)

Date:  May  20,  2002          By:  /s/  Fredrick  Schulman
                               ----------------------------
                                         Fredrick Schulman

                               President and Chief Executive Officer
                              (Principal  Executive  Officer)