Form 10KSB
period 2002-06-30
GOURMET GROUP INC
filed 2003-09-02
CIK 873540

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2002

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


                        241 Fifth Avenue, Suite 302, New
                      York, NY 10016 (Address of principal
                          executive offices) (Zip code)

         Issuer's telephone number, including area code: (212) 686-1511

       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         There were no revenues for the issuer's fiscal year ended June 30, 2002.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On September 2, 2003: $213,700.34 based on the close of the Company's common stock on September 2, 2003 at $.02 per share.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Gourmet Group, Inc. had 35,702,993 shares of common stock outstanding as of September 2, 2003.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No   [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

Gourmet Group, Inc. ("Gourmet Group" ) is a dormant Company holding with a dormant subsidiary, World Seair Corporation (together, the Company). In May, 2002, Gourmet Group sold its operating subsidiary, Our Food Products Group, Inc, d/b/a Jardine Foods ("Jardine Foods"), a specialty food manufacturer and marketer. The Company currently has no operations, and has been working to acquire an operating business through purchase or merger.

HISTORY  AND PROSPECTS

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

On September 28, 2000, all of the outstanding stock of Jardine Foods was acquired by Gourmet Group, in exchange for 3.142424 shares of Gourmet Group common stock for each share of Jardine Foods common stock. Immediately prior to this acquisition, each outstanding share of Jardine Foods preferred stock was automatically converted to approximately 1.45 shares of Jardine Foods common stock. In addition, outstanding options to purchase common stock of Jardine Foods were exchanged for options to purchase Gourmet Group common stock based on the exchange ratio discussed above. The acquisition was accounted for as a recapitalization of Jardine Foods for financial reporting purposes, and, therefore, Jardine Foods was considered the predecessor company.

Jardine Foods secured a $2 million line of credit and two notes payable (together, the "First Lien") with a commercial lender, and a $1.75 million subordinated note payable to a finance company (the " Finance Company"). The First Lien was secured by all tangible and intangible assets of Jardine Foods. The Finance Company had (i) a subordinated lien on Jardine Foods' assets, and
(ii) a collateral pledge of 7,984,194 shares of common stock of Jardine Foods (the "Stock") owned by Gourmet Group, constituting all of the issued and outstanding stock of Jardine Foods. The First Lien and the subordinated note required the maintenance of certain financial ratios and other financial covenants. The Company was not in compliance with certain of the financial ratios as of March 31, 2002, and was not able to obtain waivers from the lenders. The Company received letters of acceleration from the commercial lender holding the First Lien as well as from the Finance Company, declaring the First Lien and the subordinated note to be immediately due and payable.

Arising out of the negotiations and efforts to resolve the debt acceleration, on April 12, 2002, a nominee of the Finance Company entered into an option agreement (the "Option") to purchase the Stock (or assets) of Jardine Foods from Gourmet Group.

On May 28, 2002, the Finance Company exercised the Option to purchase the Stock for agreed considerations. Any remaining disputes between the Company and the Finance Company were settled on October 15, 2002 after litigation and arbitration. The specific terms and conditions of the settlement agreement between the parties are the subject of a mutual confidentiality agreement.

Subsequent Events
-----------------

Since selling Jardine Foods and settling with the Finance Company, the Company has pursued the acquisition (or other combination) of various operating businesses. On August 27, 2003, the Company executed a Memorandum of Understanding (the "MOU") for a share exchange with a regional real estate developer, owner, and operator based in The People's Republic of China (the "Chinese Company"). Pursuant to the MOU, at closing, the shareholders of the Chinese Company will own approximately 90% of the issued and outstanding capital stock of Gourmet Group. The MOU contemplates the execution of definitive contracts by October 31, 2003, and a closing by November 28, 2003. However, the MOU is non-binding and there can be no assurance that the share exchange with the Chinese Company will occur.


CURRENT EMPLOYEES

The Company currently has no full-time employees, but the officers and directors continue to expend time and effort to identify, negotiate, and pursue the acquisition of, or merger with, an operating business.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently owns no property.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is traded on the NASD OTC Bulletin Board under the trading symbol "GOUG." The following table sets forth, for the periods indicated, the range of the high and low bid quotations (as reported by NASD). The bid quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions:



Period                                             Low          High
------                                             ----        ------


Fiscal Year Ended June 30, 2003
-------------------------------
January 1, 2003 through March 31, 2003           $0.00           $0.00
Apri1, 1, 2003  June 30, 2003                    $0.00           $0.01
July 1, 2003 through September 1, 2003           $0.00           $0.02



As of September 2, 2003, there are approximately 482 holders of record of the Company's common stock for a total of 35,702,993 shares of common stock outstanding.

We have never declared or paid cash dividends on our common stock. We intend to retain any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

For the fourth quarter period ended June 30, 2002, the Company did not issue any shares of its common stock that were not registered.


THE APPLICATION OF THE "PENNY STOCK REGULATION" COULD HARM THE MARKET PRICE OF OUR COMMON STOCK

Our securities may be deemed a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Our securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks.

Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell our securities and may have the effect of reducing the level of trading activity of our common stock in the secondary market. The foregoing required penny stock restrictions will not apply to our securities if such securities maintain a market price of $5.00 or greater. We can give no assurance that the price of our securities will reach or maintain such a level.

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

Certain statements contained in this document that are not historical facts are "forward looking statements," as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve a number of risks and uncertainties. Such forward-looking statements may concern potential acquisitions and joint ventures, capital expenditures, economic climate, strategic relationships with third parties, liquidity and the Company's strategy. Such forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate" or other words that convey uncertainty of future events or outcomes. Such forward-looking statements are based upon management's current plans, expectations, estimates and assumptions and are subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's business, financial position and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company.

OVERVIEW

The Company is a dormant holding company and is working to acquire an operating business through purchase or merger.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, " Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146, which will be effective for exit or disposal activities initiated after December 31, 2002, is not expected to have a material impact on the company's results of operation, financial position or cash flows.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (FAS 148), which amends FAS 123, "Accounting for Stock-Based Compensation", transition requirements when voluntarily changing to the fair value based method of accounting for stock-based compensation and also amends FAS 123 disclosure requirements. FAS 148 is not expected to have a material impact on the company's results of operations, financial position or cash flow.

RESULTS OF OPERATIONS - YEAR ENDED JUNE 30, 2002 AS COMPARED TO THE YEAR ENDED JUNE 30, 2001

REVENUE

The Company did not have any income for the year ended June 30, 2002. The Company's total current assets increased from 25,000 at June 30, 2001 to $48,000 at June 30, 200. The Company's Total current liabilities decreased from 68,265 at June 30, 2001 to $48,000 at June 30, 2002.

The Company's selling, general and administrative expenses were $4,735 at June 30, 2002.

The Company, at June 30, 2002, had a net loss of $1,544,098 as compared to a net loss of $632,297 at June 30, 2001.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

On May 4, 2002, Gourmet Group, Inc. dismissed Arthur Andersen LLP ("Arthur Andersen") as the Company's independent accountants. The decision to change the Company's independent accountants was approved by the Company's Audit Committee. The Company's Audit Committee has solicited proposals from various regional independent accountants to engage their services. Arthur Andersen's reports on the Company's consolidated financial statements for the years ended June 30, 2001 and 2000, respectively, did not contain an adverse opinion or disclaimer of opinion; however, the June 30, 2001 report was qualified as to uncertainty regarding the Company's ability to continue as a going concern. During the two years ended June 30, 2001 and the subsequent interim period preceding the decision to change independent accountants, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports covering such periods. During the two years ended June 30, 2001 and the subsequent interim period preceding the decision to change independent accountants, there were no "reportable events" (hereinafter defined) requiring disclosure pursuant to Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Act of 1933. As used herein, the term "reportable event" means any of the items listed in paragraphs (a)(1)(v)(A)-(D) of Item 304 of Regulation S-K.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information regarding the directors and executive officers of Gourmet Group, Inc. as of September 3, 2003. This list does not include Jeffrey Moore and Ron hunt who are no longer directors of the Company as of the date of this filing. A description of their respective backgrounds follows below.



Name                          Age       Position
----                          ---       --------

Fredrick Schulman             50        Chairman, Chief Executive Officer, and
                                        President

Steven G. Weismann            40        Chief Financial Officer and Director


Steven H. Kerr                41        Vice President, Secretary and Director


All of the officers identified above serve at the discretion of the Board of Directors of Gourmet Group, Inc.

Fredrick Schulman. Mr. Schulman is Chairman, Chief Executive Officer, and President of Gourmet Group, Inc. and , from September 1999 until April 2002 was Jardine Foods President, Chairman, and Chief Executive Officer. Mr. Schulman is also President of Morgan Kent Group, Inc., a New York based merchant bank, which has been the majority stockholder in Gourmet Group. Prior to joining Morgan Kent Group, Inc., Mr. Schulman was the Director of Investment Banking at RAS Securities Corp, a full service, New York based, securities broker/dealer investment banking firm. Mr. Schulman received his B.A from Clark University in 1974 and his J.D. from Boston College School of Law in 1977. A member of the New York Bar, Mr. Schulman practiced corporate, commercial and real estate law on a full time basis from 1977 to 1983, after which he formed his own investment banking firm specializing in real estate equity and debt finance, and leveraged buy-outs.

Steven H. Kerr. Mr. Kerr has been on the Board of Directors of Gourmet Group, Inc. since June, 1997. In the past six years he's held positions such as Vice President of an online trading company, General Manager for Three Line Cycle Dealership, and a sales and finance manager for a motorcycle dealership.

Steven G. Weismann. Mr. Weismann has been a Director for Gourmet Group, Inc., since June 1997. Mr. Weismann has served as Senior Vice President of Business Development at Global Access Financial Services since April 2000. Prior to these positions, Mr. Weismann was Principal Financial Officer and Director for Seair Group, Inc. from June 1997 through September 2000 and President, Chief Executive Officer and Director of Tradewins, Inc. from July 1999 through April 2000.

DIRECTOR COMPENSATION

We have no established compensation arrangements with our directors, but directors may be reimbursed for their reasonable expenses incurred in connection with the attendance at board and committee meetings. Directors are eligible to receive options to purchase common stock under our option plans.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Based solely upon our review of copies of reports on Forms 3, 4 and 5 filed with the Securities and Exchange Commission and representations from reporting persons that were provided to us, we believe that our officers, directors and 10% shareholders complied with the requirements for filing such Forms for the period ended June 30, 2002. Subsequent to such date, in August 2003, shares of common stock have been issued to Messrs. Schulman, Weismann and Kerr for which they intend to file a Form 4 with the Commission reporting such transactions.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information for the fiscal year ended June 30, 2002, concerning the compensation paid and awarded to our Chief Executive Officer and all other executive officers who earned over $100,000 (named executive officers) during the 2002 fiscal year.

Summary Compensation Table


                                                      Annual Compensation                Long Term Compensation Awards
                                                      -------------------                -----------------------------
                                                                         Other           Securities
Name and                        Fiscal                                   Annual          Underlying         All Other
Principal Position               Year      Salary        Bonus        Compensation         Options        Compensation
------------------               ----      ------        -----        ------------         -------        ------------
Fred Schulman                     2002     $60,000        --              --                 --               --
Chief Executive Officer
And Chairman

John Trube                        2002     $40,000        --              --                 --               --
Chief Operating Officer
And President

Steven Kerr
Former Chief Executive Officer    2002      $     0       --              --                 --               --


OPTION GRANTS IN 2002

No options were granted to the named executive officers during the fiscal year ending June 30, 2002.

YEAR-END OPTION VALUES

The following table provides information about stock options held as of June 30, 2002 by our currently named executive officers.

Fiscal Year-End Option Values


                                                     Number of             Value of
                                                     Securities           Unexercised
                                                     Underlying          In-the-Money
                                                    Unexercised        Options at Fiscal
                     Shares          Value        Options at Fiscal        Year End
                   Acquired on     Realized     Year End Exercisable/    Exercisable/
Name                Exercise          ($)           Unexercisable       Unexercisable
----                --------          ---           -------------       -------------

Fred Schulman           0              0            1,885,454 (e)                  0
                                                            0 (u)                  0


Steven Kerr             0              0                    0                      0



The last trading price of Gourmet Group's common stock on August 29, 2003 was $0.02.

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

For the fiscal year ended June 30, 2002 and subsequently to the date of this filing, we have not issued any options or shares of common stock pursuant to the 2000 Incentive Plan.

EMPLOYMENT AGREEMENTS

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding ownership of Gourmet Group, Inc.'s common stock as of September 2, 2003 by:

(i) each person known to us to own beneficially more than 5% of Gourmet Group outstanding common stock;

(ii) each director of Gourmet Group;

(iii) each executive officer named in the summary compensation table; and

(iv) all directors and executive officers of Gourmet Group as a group.

Share ownership is based on 35,702,993 shares of common stock outstanding on September 2, 2003. Unless otherwise noted, the address for each stockholder is the address of the Company..



                                                                          Percent of Shares
Name and Address of Beneficial Owner               Number of Shares      Beneficially Owned
------------------------------------               ----------------      ------------------

JGS Supermarket Management Corp.                       6,000,000                16.8%

Daniel N. Matheson (1)                                 2,356,818                 6.6%

Alfi Express                                           2,000,000                 5.6%

Bain Investments                                       2,000,000                 5.6%

Fredrick Schulman (2)                                  5,700,000                 9.1%

Lois Shapiro(3)                                        2,199,697                6.16%

Steven H. Kerr                                         2,560,259                 1.1%

Steven G. Weismann                                     2,478,758


Directors and Executive Officers of Gourmet           10,685,017                29.9%
Group as a Group


(1) Includes 23,568 shares underlying currently exercisable options.

(2) Includes 1,884,000 shares underlying currently exercisable options and 741,364 shares owned by Mr. Schulman's wife, Lois Shapiro.

(3) Includes 1,884,000 shares underlying currently exercisable options held by Ms. Shapiro's husband, Fredrick Schulman.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company had an agreement with a related-party consulting company under which consulting services will be provided through February 2002. The Company's chief executive officer is also the principal of the consulting company. The services provided include consultation in the area of merger and acquisition opportunities, equity and debt financing, strategic planning and other aspects of the business. Fees and expenses paid for these services under the agreement are approximately $5,500 per month. The Company believes that the fees paid and services received are equivalent to those obtainable from an unaffiliated third party.

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

          21.1          List of Subsidiaries of Gourmet Group, Inc.

          31            Section 302 Certification dated September 2, 2003.

          32            Section 906 Certification dated September 2, 2003.



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

(b) Reports on Form 8-K

In May, 2002, the Company filed a Form 8-K with the Commission regarding the fact that Gourmet Group, Inc. dismissed Arthur Andersen LLP as the Company's independent accountants.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GOURMET GROUP, INC.





Date:  September 2, 2003                  By: /s/ Fred Schulman
                                            ----------------------
                                            Fred Schulman
                                            Chairman and Chief
                                            Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Signature                                           Date
---------                                      ---------------

/s/Fred Schulman                               September 2, 2003
-------------------------------------
Fred Schulman
Chairman and Chief Executive Officer


/s/ Steven Weismann                            September 2, 2003
-------------------------------------
Steven Weismann
Chief Financial Officer (Principal Financial
and Accounting Officer) and Director


/s/ Steven H. Kerr                             September 2, 2003
------------------------------------
Steven H. Kerr
Director

                       GOURMET GROUP, INC. AND SUBSIDIARY


                              FINANCIAL STATEMENTS
                                      WITH
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                             JUNE 30, 2002 AND 2001

                                    CONTENTS



                                                                  PAGE

Report of Independent Public Accountants                           F-1

Financial Statements
        Consolidated Balance Sheets                                F-2
        Consolidated statements of
              Operations and Accumulated Deficit                   F-3
              Stockholders' Equity                                 F-4
              Cash Flows                                           F-5

Notes to Consolidated Financial Statements                      F-6 - F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and
Stockholders of Gourmet Group, Inc.

We have audited the accompanying consolidated balance sheet of Gourmet Group, Inc., (a Nevada corporation), and its subsidiary as of June 30, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of Gourmet Group, Inc. as of June 30, 2001, were audited by other auditors whose report dated October 12, 2001, expressed an unqualified opinion on those statements, assuming that the Company will continue as a going concern.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gourmet Group, Inc., and its subsidiary as of June 30, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


BERNSTEIN PINCHUK & KAMINSKY LLP

New York, New York
August 29, 2003

                         GOURMET GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 2002 and 2001




                                                                  2002               2001

                                       ASSETS

Current Assets
   Other receivables                                         $      48,000      $           -
   Other current assets                                                  -             25,000
                                                             --------------     --------------
       Total current assets                                         48,000             25,000

   Net assets of subsidiary sold                                         -          1,592,098
                                                             --------------     --------------
                                                             $      48,000      $   1,617,098
                                                             ==============     ==============


                        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities
   Other current liabilities                                 $      48,000      $      68,265
                                                             --------------     --------------
        Total current liabilities                                   48,000             68,265
                                                             --------------     --------------

STOCKHOLDERS' EQUITY

   Common Stock, $0.001 par value; 50,000,000 shares authorized;
       28,582,384 shares issued and outstanding in 2002 and 2       28,582             28,582
   Additional paid-in capital                                    3,501,353          3,501,353
   Accumulated deficit                                          (3,529,935)        (1,981,102)
                                                             --------------     --------------
                                                                         -          1,548,833
                                                             --------------     --------------
                                                             $      48,000      $   1,617,098
                                                             ==============     ==============


            See accountant's report and notes to financial statements

                         GOURMET GROUP, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENT OF OPERATIONS
                         Years ended June 30, 2002 and 2001



                                                                 2002             2001
Income                                                       $         -      $         -
                                                             ------------     ------------

General and administrative expenses                                4,735                -

Discontinued Operations (Note 4)
     Loss from operations of discontinued component              545,605          632,297
     Loss on disposal of discontinued component                  998,493                -

                                                             ------------     ------------
     Loss from discontinued operations                         1,544,098          632,297
                                                             ------------     ------------
NET LOSS                                                     $ 1,548,833      $   632,297
                                                             ============     ============


Net loss per share - basic and diluted                       $       .05      $       .02

                      GOURMET GROUP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      Years ended June 30, 2002 and 2001



                                                                 Common stock          Additional                       Total
                                                           ------------------------      paid-in    Accumulated      stockholders'
                                                           Shares           Amount       capital      deficit          equity
                                                           -----------------------------------------------------------------------

Balance at June 30, 2000                                    24,012,420    $ 24,012     $ 3,348,563   $ (1,348,805)    $ 2,023,770

Issuance of stock to purchase Seair                          2,887,746       2,887         (66,319)                       (63,432)
Purchase price adjustment related to acquisition of Seair            -           -          20,167                         20,167
Issuance of stock                                            1,075,732       1,076          30,924                         32,000
Exercise of stock options                                      606,486         607          43,323                         43,930
Issuance of note receivable in exchange for exercise                                                                            -
    of stock options                                                 -           -         (43,750)                       (43,750)
Capital contribution by majority stockholder                         -           -         168,445                        168,445
Net loss                                                             -           -                       (632,297)       (632,297)
                                                           -----------------------------------------------------------------------

Balance at June 30, 2001                                    28,582,384      28,582       3,501,353     (1,981,102)      1,548,833

Net loss                                                                                               (1,548,833)     (1,548,833)
                                                           -----------------------------------------------------------------------

Balance at June 30, 2002                                    28,582,384    $ 28,582     $ 3,501,353   $ (3,529,935)    $        -
                                                           =======================================================================

                         GOURMET GROUP, INC. AND SUBSIDIARY
                         Consolidated STATEMENT OF CASH FLOWS
                         Years ended June 30, 2002 and 2001




                                                       2002              2001

Cash flows from operating activities
  Net Loss                                         $ (1,548,833)     $   (632,297)
                                                   -------------     -------------
  Adjustments  to  reconcile  net  income
  to net  cash  provided  by  operating
  activities:
   Amortization of prepaid expenses                      25,000                 0
    Loss on disposal of discontinued component          998,493                 0
    Loss from operations of discontinued component      545,605           632,297
   Increase in current liabilities                       48,000                 0
   Writeoff of old liabilities                          (68,265)                0
                                                   -------------     -------------
    Total adjustments                                 1,548,833           632,297
                                                   -------------     -------------
  Net cash provided (used) by operating activities            0                 0
                                                   -------------     -------------

Net increase (decrease) in cash and equivalents               0                 0
Cash and equivalents, beginning of year                       0                 0
                                                   -------------     -------------
Cash and equivalents, end of year                  $          0      $          0
                                                   =============     =============


There were no payments made for interest or taxes.


GOURMET GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002
-------------------------------------------------------------------------------


1.   Nature of Business and Organization

     Gourmet Group, Inc., formerly known as Seair Group, Inc. (Seair), a Nevada corporation, and its wholly owned subsidiary, World Seair Corporation (a dormant corporation with no operations) are collectively referred to as the Company. The Company is presently dormant as it disposed of its only operating subsidiary, Our Food Products Group, Inc. ("Our Food") in the current year.


2.   Summary of Significant Accounting Policies

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

     Principles of Consolidation

     The financial statements are presented on a consolidated basis and include the accounts of Gourmet Group, Inc., World Seair Corporation and Our Food Products Group, Inc. (disposed of as of May 28, 2002). All significant intercompany balances and transactions have been eliminated in consolidation.

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

GOURMET GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002
-------------------------------------------------------------------------------

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

     Reclassifications

     Certain items previously reported in specific financial statement captions have been reclassified to conform with the current year presentation.

3.   COMMON STOCK

     The Company has 50,000,000 authorized shares of common stock. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding.

GOURMET GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002
-------------------------------------------------------------------------------

4.   DISPOSAL OF SUBSIDIARY

     Our Food had a $2 million line of credit and two notes payable with a commercial lender, and $1.75 million subordinated note payable to KBK Financial, Inc. ("KBK"). The line of credit and the notes were secured by all tangible and intangible assets of Our Food, d/b/a Jardine Foods. KBK had a subordinated lien on Our Food's assets and, in addition, the Company's 7,984,194 shares of common stock of Our Food (the "Stock"), constituting all of the issued and outstanding stock of Our Food, were pledged to KBK as further collateral. The line of credit, the notes, and the subordinated note required the maintenance of certain financial ratios and other financial covenants. Our Food was not in compliance with certain of the financial ratios as of March 31, 2002, and was not able to obtain waivers from the lenders. The Company received letters of acceleration from the commercial lender and from KBK, declaring the line of credit, the notes, and the subordinated note to be immediately due and payable.

     Arising out of the negotiations and efforts to resolve the debt acceleration, on April 12, 2002, KBK Mezzanine Partners, a nominee of KBK, entered into an agreement (the "Option) to purchase the Stock or assets of Our Food from the Company.

     On May 28, 2002, KBK exercised the Option to purchase the Stock for agreed considerations. There were remaining disputes between the Company and KBK, which were settled on October 15, 2002 by a Compromise and Settlement Agreement, settling a certain matter entitled KBK Financial, Inc. d/b/a KBK Mezzanine Partners and Star Brands v. Gourmet Group, Inc. in Texas District Court, Tarrant County. The specific terms and conditions of the Compromise and Settlement Agreement are the subject of a Mutual Confidentiality Agreement. The Company was released from any further obligations concerning Our Food.

5.   INCOME TAXES

     At  June  30,  2002,   the  Company  has  Federal  NOL   carryforwards   of
     approximately $6,000,800 available to reduce future taxable income, which begin to expire in 2019.

     Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may result in a limitation on the amount of net operating loss carry forwards, which can be used in future years.

GOURMET GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2002
-------------------------------------------------------------------------------


6.   COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

     On August 27, 2003, the Company executed a Memorandum of Understanding (the "MOU") for a share exchange with a real estate owner, operator and developer based in The People's Republic of China (the "Chinese Co."), pursuant to which, the Chinese Co.'s shareholders will, at closing, own approximately 90% of the issued and outstanding capital stock of the Company.

     The MOU is non-binding and thus there can be no assurance that the share exchange will occur.