Form 10KSB/A
period 2002-06-30
GOURMET GROUP INC
filed 2003-09-03
CIK 873540

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On September 2, 2003: $500,360 based on the close of the Company's common stock on September 2, 2003 at $.02 per share.

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