Form 10QSB
period 2002-09-30
GOURMET GROUP INC
filed 2003-09-03
CIK 873540

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For  the  quarterly  period  ended  September 30,  2002

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

       Registrant's telephone number, including area code: (212) 686-1511

Indicate  by  check  mark  whether  the  registrant:  (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes      X     No
                                                        ----       -----

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of September 2, 2003 is 35,702,993.

                                     PART 1

Item 1.     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS





                         GOURMET GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   September 30, 2002



                                                            September 30,           June 30,
                                                                  2002               2002

                                       ASSETS

Current Assets
   Other receivables                                         $      48,000      $      48,000
   Other current assets                                                  -                  -
                                                             --------------     --------------
       Total current assets                                         48,000             48,000

   Net assets of subsidiary sold                                         -                  -
                                                             --------------     --------------
                                                             $      48,000      $      48,000
                                                             ==============     ==============


                        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities
   Other current liabilities                                 $      48,000      $      48,000
                                                             --------------     --------------
        Total current liabilities                                   48,000             48,000
                                                             --------------     --------------

STOCKHOLDERS' EQUITY

   Common Stock, $0.001 par value; 50,000,000 shares authorized;
       28,582,384 shares issued and outstanding in 2002 and 2001    28,582             28,582
   Additional paid-in capital                                    3,501,353          3,501,353
   Accumulated deficit                                          (3,529,935)        (3,529,935)
                                                             --------------     --------------
                                                                         -                  -
                                                             --------------     --------------
                                                             $      48,000      $      48,000
                                                             ==============     ==============


                         GOURMET GROUP, INC. AND SUBSIDIARY
                         Consolidated STATEMENT OF CASH FLOWS
                                 September 30, 2002



                                               September 30,
                                                   2002

Cash flows from operating activities         $           -


  Net cash provided (used) by operating activities            0
                                                   -------------

Net increase (decrease) in cash and equivalents               0
Cash and equivalents, beginning of year                       0
                                                   -------------
Cash and equivalents, end of year                  $          0
                                                   =============



GOURMET GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2002
--------------------------------------------------------------------------------


1.   Nature of Business and Organization

     Gourmet Group, Inc., formerly known as Seair Group, Inc. (Seair), a Nevada corporation, and its wholly owned subsidiary, World Seair Corporation (a dormant corporation with no operations) are collectively referred to as the Company. The Company is presently dormant as it disposed of its only operating subsidiary, Our Food Products Group, Inc. ("Our Food") in the fiscal 2002 year.


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

     Principles of Consolidation

     The financial statements are presented on a consolidated basis and include the accounts of Gourmet Group, Inc. and World Seair Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

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

GOURMET GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2002
--------------------------------------------------------------------------------

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

GOURMET GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2002
--------------------------------------------------------------------------------

4.   INCOME TAXES

     At  September 30, 2002,  the Company has  Federal  NOL   carryforwards   of
     approximately $6,000,800 available to reduce future taxable income, which begin to expire in 2019.

     Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may result in a limitation on the amount of net operating loss carry forwards, which can be used in future years.



5.   COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS - PERIOD ENDED SEPTEMBER 30, 2002 AS COMPARED TO THE PERIOD ENDED SEPTEMBER 30, 2001

The Company did not have any income for the period ended September 30, 2002.
The Company's Total current liabilities at September 30, 2002 was $48,000.
The Company has not generated income from operations or net income, nor has it generated cash from operations. As such, the Company's operations have been funded primarily by equity and debt financings. Management believes that the Company will continue to be dependent on equity financings and its ability to borrow under its debt agreements.

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

 Item 3.  CONTROLS  AND  PROCEDURES

 EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company`s President and Principal Financial Officer. Based upon that evaluation, he concluded that the Company`s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company`s disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

     There were no significant changes in the Company`s internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.



                                     PART II

Item 4.     LEGAL  PROCEEDINGS

The  Company  is  not  currently  involved  in  any  material legal proceedings.

Item 5.     CHANGES  IN  SECURITIES

None.


Item 6.     DEFAULTS  UPON  SENIOR  SECURITIES

None

Item 7.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

Item 8.    OTHER  INFORMATION

Not  applicable

Item 9.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  Exhibits

          31            Section 302 Certification dated September 2, 2003.

          32            Section 906 Certification dated September 2, 2003.


(B)  Reports  on  Form  8-K

In May, 2002, the Company filed a Form 8-K/A with the Commission regarding the fact that Gourmet Group, Inc. dismissed Arthur Andersen LLP as the Company's independent accountants.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Gourmet  Group,  Inc.

Date:  September 2,  2003       By:  /s/  Fredrick  Schulman
                               ----------------------------
                               Fredrick Schulman

                               President and Chief Executive Officer
                               (Principal  Executive  Officer)