Form 10QSB
period 2002-12-31
GOURMET GROUP INC
filed 2003-09-03
CIK 873540

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For  the  quarterly  period  ended  December 31, 2002

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

                                     PART 1

Item 1.     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS





                         GOURMET GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 December  31, 2002



                                                              December 31,           June 30,
                                                                  2002                 2002

                                       ASSETS

Current Assets
   Other receivables                                         $           -      $      48,000
   Other current assets                                                  -                  -
                                                             --------------     --------------
       Total current assets                                              -             48,000

   Net assets of subsidiary sold                                         -                  -
                                                             --------------     --------------
                                                             $           -      $      48,000
                                                             ==============     ==============


                        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities
   Other current liabilities                                 $           -      $      48,000
                                                             --------------     --------------
        Total current liabilities                                        -             48,000
                                                             --------------     --------------

STOCKHOLDERS' EQUITY

   Common Stock, $0.001 par value; 50,000,000 shares authorized;
       28,582,384 shares issued and outstanding in 2002 and 2001    28,582             28,582
   Additional paid-in capital                                    3,501,353          3,501,353
   Accumulated deficit                                          (3,529,935)        (3,529,935)
                                                             --------------     --------------
                                                                         -                  -
                                                             --------------     --------------
                                                             $           -      $      48,000
                                                             ==============     ==============


                         GOURMET GROUP, INC. AND SUBSIDIARY
                         Consolidated STATEMENT OF CASH FLOWS
                               December 31, 2002


                                                  December 31,
                                                       2002

Cash flows from operating activities              $           -
 Net Income
  Adjustments to reconcile net income to net cash
  Provided by operating activities:
    Decrease in other receivables                        48,000
    Decrease in other liabilities                       (48,000)


  Net cash provided (used) by operating activities            0
                                                   -------------

Net increase (decrease) in cash and equivalents               0
Cash and equivalents, beginning of year                       0
                                                   -------------
Cash and equivalents, end of year                  $          0
                                                   =============




GOURMET GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2002
--------------------------------------------------------------------------------


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

GOURMET GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2002
--------------------------------------------------------------------------------

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

GOURMET GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2002
--------------------------------------------------------------------------------

4.   INCOME TAXES

     At December 31,  2002,  the Company has  Federal  NOL   carryforwards   of
     approximately $6,000,800 available to reduce future taxable income, which begin to expire in 2019.

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

RESULTS OF OPERATIONS - PERIOD ENDED DECEMBER 31, 2002 AS COMPARED TO THE PERIOD ENDED DECEMBER 31, 2001

The Company did not have any income for the period ended December 31, 2002.
The Company has not generated income from operations or net income, nor has it generated cash from operations. As such, the Company's operations have been funded primarily by equity and debt financings. Management believes that the Company will continue to be dependent on equity financings and its ability to borrow under its debt agreements.

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