Form 10QSB
period 2003-03-31
GOURMET GROUP INC
filed 2003-09-03
CIK 873540

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For  the  quarterly  period  ended  March 31,  2003

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





                         GOURMET GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   March 31, 2003



                                                                March 31,           June 30,
                                                                  2003               2002

                                       ASSETS

Current Assets
   Other receivables                                         $           -      $      48,000
   Other current assets                                                  -                  -
                                                             --------------     --------------
       Total current assets                                              -             48,000

   Net assets of subsidiary sold                                         -                  -
                                                             --------------     --------------
                                                             $           -      $      48,000
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
                                                             ==============     ==============


                         GOURMET GROUP, INC. AND SUBSIDIARY
                         Consolidated STATEMENT OF CASH FLOWS
                                 March 31, 2003



                                                 March 31,
                                                   2003

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
                                                   =============




GOURMET GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2003
--------------------------------------------------------------------------------


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

GOURMET GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2003
--------------------------------------------------------------------------------

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

GOURMET GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2003
--------------------------------------------------------------------------------

4.   INCOME TAXES

     At March 31,  2003,  the Company has  Federal  NOL   carryforwards   of
     approximately $6,000,800 available to reduce future taxable income, which begin to expire in 2019.

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

RESULTS OF OPERATIONS - PERIOD ENDED MARCH 31, 2003 AS COMPARED TO THE PERIOD ENDED MARCH 31, 2002

The Company did not have any income for the period ended March 31, 2003.
The Company has not generated income from operations or net income, nor has it generated cash from operations. As such, the Company's operations have been funded primarily by equity and debt financings. Management believes that the Company will continue to be dependent on equity financings and its ability to borrow under its debt agreements.

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