Form 10KSB
period 2003-06-30
GOURMET GROUP INC
filed 2003-09-25
CIK 873540

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2003

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         There were no revenues for the issuer's fiscal year ended June 30, 2003.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On September 22, 2003: $0 based on the close of the Company's common stock on September 22, 2003 at $.00 per share.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Gourmet Group, Inc. had 35,702,993 shares of common stock outstanding as of September 22, 2003.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No   [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

Gourmet Group, Inc. ("Gourmet Group" ) is a dormant holding company holding with a dormant subsidiary, World Seair Corporation (together, the Company). In May, 2002, Gourmet Group sold its operating subsidiary, Our Food Products Group, Inc, d/b/a Jardine Foods ("Jardine Foods"), a specialty food manufacturer and marketer. The Company currently has no operations, and has been working to acquire an operating business through purchase or merger.

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

Subsequent Events
------------------

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is traded on the NASD OTC Bulletin Board under the trading symbol "GOUG." The following table sets forth, for the periods indicated, the range of the high and low bid quotations (as reported by NASD). The bid quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions:



Period                                             Low          High
-------                                           ----        ------


Fiscal Year Ended June 30, 2003
--------------------------------
January 1, 2003 through March 31, 2003           $0.00           $0.00
Apri1, 1, 2003  June 30, 2003                    $0.00           $0.01
July 1, 2003 through September 22, 2003          $0.00           $0.02



As of September 22, 2003, there are approximately 482 holders of record of the Company's common stock for a total of 35,702,993 shares of common stock outstanding.

We have never declared or paid cash dividends on our common stock. We intend to retain any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

For the fourth quarter period ended June 30, 2003, the Company's Board of Directors resolved to issue the following shares:

     - 2,210,304 to Steven Weismann valued at $.0001 issued for services rendered to the Company.

     - 2,210,304 to Steven Kerr valued at $.0001 issued for services rendered to the Company.

     - 1,200,000 to Fredrick Schulman valued at $.0001 issued for services rendered to the Company.

We believe that each transaction listed above was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof or Regulation D promulgated thereunder. All recipients had adequate access, through their relationships with us, to information about us.

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

RESULTS OF OPERATIONS - YEAR ENDED JUNE 30, 2003

The Company did not have any income for the year ended June 30, 2003.
Since inception, the Company has not generated income from operations or net income, nor has it generated cash from operations. As such, the Company's operations have been funded primarily by equity and debt financings. Management believes that the Company will continue to be dependent on equity financings and its ability to borrow under its debt agreements.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS.

The financial information required by this item is set forth beginning on page F-1 following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None
                                       7

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information regarding the directors and executive officers of Gourmet Group, Inc. as of September 22, 2003.
A description of their respective backgrounds follows below.



Name                          Age       Position
-----                         ---       --------

Fredrick Schulman             51        Chairman, Chief Executive Officer, and
                                        President

Jeffrey Moore                 33        Director


Steven H. Kerr                41        Vice President, Chief Financial Officer
                                        Secretary and Director


All of the officers identified above serve at the discretion of the Board of Directors of Gourmet Group, Inc.

Fredrick Schulman. Mr. Schulman is Chairman, Chief Executive Officer, and President of Gourmet Group, Inc. and , from September 1999 until April 2002 was Jardine Foods President, Chairman, and Chief Executive Officer. Mr. Schulman is currently President of East Coast Venture Capital, a Specialized Small Business Company. Mr. Schulman was previously President of Morgan Kent Group, Inc., a New York based merchant bank, which was once the majority stockholder in Gourmet Group. Prior to joining Morgan Kent Group, Inc., Mr. Schulman was the Director of Investment Banking at RAS Securities Corp, a full service, New York based, securities broker/dealer investment banking firm. Mr. Schulman received his B.A from Clark University in 1974 and his J.D. from Boston College School of Law in 1977. A member of the New York Bar, Mr. Schulman practiced corporate, commercial and real estate law on a full time basis from 1977 to 1983, after which he formed his own investment banking firm specializing in real estate equity and debt finance, and leveraged buy-outs.

Jeffrey Moore. Jeffrey Moore, 33, formerly served on the Board of Directors of Gourmet Group, Inc. from September 1999 until April 2002. Mr. Moore currently serves as Vice President of Business Development with First American Title Austin, Texas since
November 2002. Prior to this position, Mr. Moore was a Director an Development with Boundless Corporation from January 1997 until February 2002. Mr. Moore remained a consultant to Boundless Corporation until March 2003. During his tenture with Boundless, Mr.Moore served as President of Merinta, Inc., a Boundless subsidiary, from January 2000 until February 2002. Mr. Moore has served as a Director of CD3 Storage Systems, Inc. since 1999. Mr. Moore received a B.A in Finance from Baylor University in 1993.

Steven Kerr. Mr. Kerr has been on the Board of Directors of Gourmet Group, Inc. since June, 1997. In the past six years he's held positions such as Vice President of an online trading company, General Manager for Three Line Cycle Dealership, and a sales and finance manager for a motorcycle dealership.

DIRECTOR COMPENSATION

We have no established compensation arrangements with our directors, but directors may be reimbursed for their reasonable expenses incurred in connection with the attendance at board and committee meetings. Directors are eligible to receive options to purchase common stock under our option plans.


ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information for the fiscal year ended June 30, 2003, concerning the compensation paid and awarded to our Chief Executive Officer and all other executive officers who earned over $100,000 (named executive officers) during the 2003 fiscal year.

Summary Compensation Table


                                                      Annual Compensation                Long Term Compensation Awards
                                                      -------------------                -----------------------------
                                                                         Other           Securities
Name and                        Fiscal                                   Annual          Underlying         All Other
Principal Position               Year      Salary        Bonus        Compensation         Options        Compensation
-------------------               ----      ------        -----        ------------         -------        -----------
Fred Schulman                     2003     $ 0            --              --                 --               --
Chief Executive Officer
And Chairman



OPTION GRANTS IN 2002

No options were granted to the named executive officers during the fiscal year ending June 30, 2003.

YEAR-END OPTION VALUES

The following table provides information about stock options held as of June 30, 2002 by our currently named executive officers.

Fiscal Year-End Option Values


                                                     Number of             Value of
                                                     Securities           Unexercised
                                                     Underlying          In-the-Money
                                                    Unexercised        Options at Fiscal
                     Shares          Value        Options at Fiscal        Year End
                   Acquired on     Realized     Year End Exercisable/    Exercisable/
Name                Exercise          ($)           Unexercisable       Unexercisable
-----                --------          ---           -------------       -------------

Fred Schulman           0              0            1,885,454 (e)(*)               0
                                                            0 (u)                  0


(*) In consideration for services rendered to the Company, the Board of Directors of the Company resolved to reduce the exercise of the 1,885,454 options to an exercise price of $0.0001.

The last trading price of Gourmet Group's common stock on September 22, 2003 was $0.00.

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

For the fiscal year ended June 30, 2003 and subsequently to the date of this filing, we have not issued any options or shares of common stock pursuant to the 2000 Incentive Plan.

EMPLOYMENT AGREEMENTS

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding ownership of Gourmet Group, Inc.'s common stock as of September 22, 2003 by:

(i) each person known to us to own beneficially more than 5% of Gourmet Group outstanding common stock;

(ii) each director of Gourmet Group;

(iii) each executive officer named in the summary compensation table; and

(iv) all directors and executive officers of Gourmet Group as a group.

Share ownership is based on 35,702,993 shares of common stock outstanding on September 22, 2003. Unless otherwise noted, the address for each stockholder is the address of the Company.



                                                                          Percent of Shares
Name and Address of Beneficial Owner               Number of Shares      Beneficially Owned
-------------------------------------               ----------------      ------------------

JGS Supermarket Management Corp.                       6,000,000                16.8%

Daniel N. Matheson (1)                                 2,356,818                 6.6%

Alfi Express                                           2,000,000                 5.6%

Bain Investments                                       2,000,000                 5.6%

Fredrick Schulman (2)                                  5,700,000                 9.1%

Lois Shapiro(3)                                        2,199,697                6.16%

Steven H. Kerr                                         2,477,687                6.9%

Jeffrey Moore                                                  0                  0

Steven G. Weismann                                     2,478,758


Directors and Executive Officers of Gourmet            8,177,687                22.9%
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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are filed as part of this report:



Exhibit No.*      Description of Exhibit
- ------------      ----------------------

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

          21.1          List of Subsidiaries of Gourmet Group, Inc.

          31            Section 302 Certification dated September 22, 2003.

          32            Section 906 Certification dated September 22, 2003.



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

None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GOURMET GROUP, INC.





Date:  September 22, 2003                  By: /s/ Fredrick Schulman
                                            ----------------------
                                            Fredrick Schulman
                                            Chairman and Chief
                                            Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Signature                                           Date
----------                                      ---------------

/s/Fred Schulman                               September 22, 2003
--------------------------------------
Fred Schulman
Chairman and Chief Executive Officer

/s/ Steven H. Kerr                             September 22, 2003
--------------------------------------
Steven H. Kerr
Chief Financial Officer (Principal Financial
and Accounting Officer) and Director

/s/ Jeffrey Moore                              September 22, 2003
--------------------------------------
Director

                       GOURMET GROUP, INC. AND SUBSIDIARY


                              FINANCIAL STATEMENTS
                                      WITH
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                             JUNE 30, 2003 AND 2002

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

Notes to Consolidated Financial Statements                      F-6 - F-9

                    Report of Independent Public Accountants


To the Board of Directors and
Stockholders of Gourmet Group, Inc.

We have audited the accompanying consolidated balance sheets of Gourmet Group, Inc., (a Nevada corporation), and its subsidiary as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gourmet Group, Inc., and its subsidiary as of June 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


Bernstein Pinchuk & Kaminsky LLP

New York, New York
September 23, 2003

                         GOURMET GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                    June 30,




                                                                       2003               2002

                                         ASSETS

Current Assets
   Cash                                                           $         404      $           -
   Other receivables                                                          -             48,000
                                                                  --------------     --------------
       Total current assets                                                 404             48,000

                                                                  --------------     --------------
                                                                  $         404      $      48,000
                                                                  ==============     ==============


                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES

Current Liabilities
   Income taxes payable                                           $         910      $           -
   Other current liabilities                                              5,279             48,000
                                                                  --------------     --------------
        Total current liabilities                                         6,189             48,000
                                                                  --------------     --------------

STOCKHOLDERS' DEFICIENCY

   Common Stock, $0.001 par value; 50,000,000 shares authorized;
       issued and outstanding, 33,202,933 shares in 2003 and
       28,582,384 shares in 2002                                         33,203             28,582
   Additional paid-in capital                                         3,497,194          3,501,353
   Accumulated deficit                                               (3,536,182)        (3,529,935)
                                                                  --------------     --------------
                                                                         (5,785)                 -
                                                                  --------------     --------------
                                                                  $         404      $      48,000
                                                                  ==============     ==============






             See the accompanying notes to the financial statements.

                         GOURMET GROUP, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                              Years ended June 30,



                                                                 2003             2002

Income                                                       $         -      $         -
                                                             ------------     ------------
General and administrative expenses                                5,337            4,735

Discontinued Operations (Note 4)
     Loss from operations of discontinued component                    -          545,605
     Loss on disposal of discontinued component                        -          998,493

                                                             ------------     ------------
     Loss from discontinued operations                                 -        1,544,098
                                                             ------------     ------------

Loss before income tax expense                                    (5,337)      (1,548,833)

Income tax expense                                                   910                -
                                                             ------------     ------------

NET LOSS                                                     $    (6,247)     $(1,548,833)
                                                             ============     ============


Net loss per share - basic and diluted



             See the accompanying notes to the financial statements.

                       GOURMET GROUP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                       Years ended June 30, 2003 and 2002


                                                                                      Additional                      Total
                                                              Common stock             paid-in       Accumulated   stockholders'
                                                          ---------------------------
                                                          Shares         Amount        capital         deficit        equity
                                                          -----------------------------------------------------------------------
Balance at June 30, 2001                                    28,582,384      $ 28,582   $ 3,501,353   $ (1,981,102)   $ 1,548,833

Net loss - year ended June 30, 2002                                  -             -             -     (1,548,833)    (1,548,833)
                                                          -----------------------------------------------------------------------

Balance at June 30, 2002                                    28,582,384        28,582     3,501,353     (3,529,935)             -

Stock issued as compensation to officers and directors       3,600,000         3,600        (3,240)             -            360

Stock issued as additional compensation to two directors     1,020,549         1,021          (919)             -            102

Net loss - year ended June 30, 2003                                  -             -             -         (6,247)        (6,247)
                                                          -----------------------------------------------------------------------

Balance at June 30, 2003                                    33,202,933      $ 33,203   $ 3,497,194   $ (3,536,182)      $ (5,785)
                                                          =======================================================================

             See the accompanying notes to the financial statements.

                         GOURMET GROUP, INC. AND SUBSIDIARY
                         CONSOLIDATED  STATEMENTS OF CASH FLOWS
                              Years ended June 30,




                                                       2003              2002

Cash flows from operating activities
  Net Loss                                         $     (6,247)     $ (1,548,833)
                                                   -------------     -------------
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Amortization of prepaid expenses                           -            25,000
    Loss on disposal of discontinued component                -           998,493
    Loss from operations of discontinued component            -           545,605
    Increase in current liabilities                           -            48,000
   Writeoff of old liabilities                                -           (68,265)
    Increase in income taxes payable                        910                 -
    Decrease in accrued liabilities                     (42,721)                -
    Decrease in accounts receivable                      48,000                 -
                                                   -------------     -------------
    Total adjustments                                     6,189         1,548,833
                                                   -------------     -------------
  Net cash used in operating activities                     (58)                -
                                                   -------------     -------------

Cash flow from financing activities:
    Proceeds from issuance of common stock                  462                 -
                                                   -------------     -------------
  Net cash provided by financing activities                 462                 -
                                                   -------------     -------------

Net increase in cash and equivalents                        404                 -
Cash and equivalents, beginning of year                       -                 -
                                                   -------------     -------------
Cash and equivalents, end of year                  $        404      $          -
                                                   =============     =============


There were no payments made for interest or taxes.


             See the accompanying notes to the financial statements

1.   Nature of Business and Organization

     Gourmet Group, Inc., formerly known as Seair Group, Inc. (Seair), a Nevada corporation, and its wholly owned subsidiary, World Seair Corporation (a dormant corporation with no operations) are collectively referred to as the Company. The Company is presently dormant.


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

     Principles of Consolidation

     The financial statements are presented on a consolidated basis and include the accounts of Gourmet Group, Inc., and World Seair Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

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


4.   Disposal of Subsidiary

     On May 28, 2002, the Company sold its only operating subsidiary. There were remaining disputes between the Company and the buyer, which were settled on October 15, 2002 by a Compromise and Settlement Agreement, settling a certain matter entitled KBK Financial, Inc. d/b/a KBK Mezzanine Partners and Star Brands v. Gourmet Group, Inc. in Texas District Court, Tarrant County. The specific terms and conditions of the Compromise and Settlement Agreement are the subject of a Mutual Confidentiality Agreement. The Company was released from any further obligations concerning the subsidiary sold.

5.   Income Taxes

     At June 30, 2003, the Company has Federal NOL carryforwards of approximately $7,500,000 available to reduce future taxable income, which begin to expire in 2019.

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

     The MOU is non-binding and there can be no assurance that the share exchange will occur.