Form 10QSB
period 2003-09-30
GOURMET GROUP INC
filed 2003-11-14
CIK 873540

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For  the  quarterly  period  ended  September 30,  2003

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

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of October 2, 2003 is 35,702,993.

                                     PART 1

Item 1.     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS



                         GOURMET GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                                  September 30,         June 30,
                                                                       2003               2003
                                                                   (Unaaudited)        (Audited)

                                         ASSETS

Current Assets
   Cash                                                           $         404      $         404
                                                                  --------------     --------------
       Total current assets                                                 404                404

                                                                  --------------     --------------
                                                                  $         404      $         404
                                                                  ==============     ==============


                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES

Current Liabilities
   Income taxes payable                                           $           -      $         910
   Other current liabilities                                              5,000              5,279
                                                                  --------------     --------------
        Total current liabilities                                         5,000              6,189
                                                                  --------------     --------------

STOCKHOLDERS' DEFICIENCY

   Common Stock, $0.001 par value; 50,000,000 shares authorized;
       issued and outstanding, 34,202,933 shares at September 30, 2003
       and 33,202,933 shares at June 30, 2003                            34,203             33,203
   Additional paid-in capital                                         3,506,194          3,497,194
   Accumulated deficit                                               (3,544,993)        (3,536,182)
                                                                  --------------     --------------
                                                                         (4,596)            (5,785)
                                                                  --------------     --------------
                                                                  $         404      $         404
                                                                  ==============     ==============



                         GOURMET GROUP, INC. AND SUBSIDIARY
                         CONSOLIDATED  STATEMENTS OF CASH FLOWS
                         For the three months ended September 30,


                                                       2003              2002
                                                   (Unaudited)       (Unaudited)

Cash flows from operating activities
  Net Loss                                         $     (8,811)     $          -
                                                   -------------     -------------
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    (Decrease) increase in income taxes payable            (910)                -
    (Decrease) increase in accrued liabilities             (279)                -
                                                   -------------     -------------
    Total adjustments                                    (1,189)                -
                                                   -------------     -------------
  Net cash used in operating activities                 (10,000)                -
                                                   -------------     -------------

Cash flow from financing activities:
    Proceeds from issuance of common stock               10,000                 -
                                                   -------------     -------------
  Net cash provided by financing activities              10,000                 -
                                                   -------------     -------------

Net increase in cash and equivalents                          -                 -
Cash and equivalents, beginning of year                     404                 -
                                                   -------------     -------------
Cash and equivalents, end of year                  $        404      $          -
                                                   =============     =============


There were no payments made for interest and $910 for taxes during the three
September 30, 2003.



                         GOURMET GROUP, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         For the three months ending September 30,



                                                                2003             2002
                                                             (Unaudited)      (Unaudited)
Income                                                       $         -      $         -
                                                             ------------     ------------

General and administrative expenses                                8,811                -

Discontinued Operations (Note 4)
     Loss from operations of discontinued component                    -                -
     Loss on disposal of discontinued component                        -                -

                                                             ------------     ------------
     Loss from discontinued operations                                 -                -
                                                             ------------     ------------

Loss before income tax expense                                    (8,811)               -

Income tax expense                                                     -                -
                                                             ------------     ------------

NET LOSS                                                     $    (8,811)     $         -
                                                             ============     ============


Net loss per share - basic and diluted



Item 2. MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the Company`s condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report.

OVERVIEW

The Company is a dormant holding company and is working to acquire an operating business through purchase or merger.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, " Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146, which will be effective for exit or disposal activities initiated after December 31, 2002, is not expected to have a material impact on the company`s results of operation, financial position or cash flows.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (FAS 148), which amends FAS 123, "Accounting for Stock-Based Compensation", transition requirements when voluntarily changing to the fair value based method of accounting for stock-based compensation and also amends FAS 123 disclosure requirements. FAS 148 is not expected to have a material impact on the company`s results of operations, financial position or cash flow.

RESULTS OF OPERATIONS - PERIOD ENDED SEPTEMBER 30, 2003

The Company did not have any income for the period ended September 30, 2003. Since inception, the Company has not generated income from operations or net income, nor has it generated cash from operations. As such, the Company`s operations have been funded primarily by equity and debt financings. Management believes that the Company will continue to be dependent on equity financings and its ability to borrow under its debt agreements.


FORWARD-LOOKING  STATEMENTS

Certain statements contained in this document that are not historical facts are "forward-looking statements," as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve a number of risks and uncertainties. Such forward-looking statements may concern growth and future operating results, potential acquisitions and joint ventures, new manufacturing facilities, capital expenditures, economic climate, new products and products enhancements, the demand for products, competitive factors, research and development activities and expenditures, strategic relationships with third parties, liquidity and the Company`s strategy. Such forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate" or other words that convey uncertainty of future events or outcomes. Such forward looking statements are based upon management`s current plans, expectations, estimates and assumptions are subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company`s business, financial position and results of operations. As a consequence, actual results may differ materially from expectations, estimates, or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company.

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

Item 5.     CHANGES  IN  SECURITIES

In August 2003, the Company issued 1,000,000 shares of the Company`s common stock at a price of $.01 per share for a cash purchase price of $10,000.
We believe that the transaction listed above was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof or Regulation D promulgated thereunder. All recipients had adequate access, through their relationships with us, to information about us.


Item 6.     DEFAULTS  UPON  SENIOR  SECURITIES

None

Item 7.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

Item 8.    OTHER  INFORMATION


On August 27, 2003, the Company executed a Memorandum of Understanding
(the "MOU") for a share exchange with a regional real estate developer, owner, and operator based in The People`s Republic of China (the "Chinese Company"). Pursuant to the MOU, at closing, the shareholders of the Chinese Company will own approximately 90% of the issued and outstanding capital stock of Gourmet Group. The MOU contemplates the execution of definitive contracts by October 31, 2003, and a closing by November 28, 2003. However, the MOU is non-binding and there can be no assurance that the share exchange with the Chinese Company will occur.

On September 17, 2003, Steven Weismann resigned as a member of our board of directors due to the fact that he is acting as a financial consultant to Dongxing Group. Jeffrey Moore was elected to the board of directors on September 18, 2003 and Steven Kerr assumed the position of the Company`s Chief Financial Officer.

In August 2003, the Company issued 1,000,000 shares of the Company`s common stock at a price of $.01 per share for a cash purchase price of $10,000.

Item 9.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  Exhibits

          31            Section 302 Certification dated November 14, 2003.

          32            Section 906 Certification dated November 14, 2003.


(B)  Reports  on  Form  8-K

None



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Gourmet  Group,  Inc.

Date: November 14,  2003       By:  /s/  Fredrick  Schulman
                               ----------------------------
                               Fredrick Schulman

                               President and Chief Executive Officer
                               (Principal  Executive  Officer)