Form 10QSB
period 2003-12-31
GOURMET GROUP INC
filed 2004-02-12
CIK 873540

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For  the  quarterly  period  ended  December 31,  2003

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

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of February 12, 2004 is 36,702,993

                                     PART 1

Item 1.     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS



                         GOURMET GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                                  December 31,          June 30,
                                                                       2003               2003
                                                                   (Unaudited)        (Audited)

                                         ASSETS

Current Assets
   Cash                                                           $         501      $         404
                                                                  --------------     --------------
       Total current assets                                                 501                404

                                                                  --------------     --------------
                                                                  $         501      $         404
                                                                  ==============     ==============


                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES

Current Liabilities
   Income taxes payable                                           $           -      $         910
   Other current liabilities                                              5,000              5,279
                                                                  --------------     --------------
        Total current liabilities                                         5,000              6,189
                                                                  --------------     --------------

STOCKHOLDERS' DEFICIENCY

   Common Stock, $0.001 par value; 50,000,000 shares authorized;
       issued and outstanding, 35,203,933 and 33,203,933
       shares respectively                                               34,203             33,203
   Additional paid-in capital                                         3,516,194          3,497,194
   Accumulated deficit                                               (3,554,896)        (3,536,182)
                                                                  --------------     --------------
                                                                         (4,499)            (5,785)
                                                                  --------------     --------------
                                                                  $         501      $         404
                                                                  ==============     ==============

See notes to financial statements

                      GOURMET GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       For the Six Months Ended
                                                             December 31,
                                                       -------------------------
                                                          2003            2002
                                                       (Audited)       (Audited)
                                                       --------        --------
Cash flows from operating activities
  Net Loss                                             $(18,714)      $      0
                                                       --------       --------

Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities

    Increase (decrease) in cash flow
      as a result of changes in assets
      and liability account balances
        Accounts receivable                                   0       $ 48,000
        Income tax payable                                 (910)             0
        Other current liabilities                          (279)       (48,000)
                                                       --------       --------
    Total adjustments                                  $ (1,189)             0
                                                       --------       --------
  Net cash provided by (used in)
    operating activities                                (19,903)             0
                                                       --------       --------
Cash flow from financing activities:
  Proceeds from sales of common stock                    20,000              0
                                                       --------       --------
Net increase (decrease) in cash and
  equivalents                                                97              0
Cash and equivalents, beginning of
  period                                                    404              0
                                                       --------       --------
Cash and equivalents, end of period                    $    501              0
                                                       ========       ========
Supplemental disclosure of cash
  flow information:
    Interest                                           $      0       $      0
                                                       --------       --------
    Taxes                                              $      0       $      0
                                                       --------       --------


See notes to financial statements

                      GOURMET GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             For the Six Months          For the Three Months
                                             Ended December 31,           Ended December 31,
                                      ----------------------------   ----------------------------
                                           2003            2002           2003            2002
                                       (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)
                                      ------------    ------------   ------------    ------------
Revenues ..........................   $          0    $          0   $          0    $          0
                                      ------------    ------------   ------------    ------------
General and administrative expenses         18,714               0   $      9,903   $          0
                                      ------------    ------------   ------------    ------------
    Net loss ......................   $    (18,714)   $          0   $     (9,903)   $          0
                                      ============    ============   ============    ============

Per share data:

Loss per share--
  Basic and diluted ...............   $     (.0005)   $          0   $     (.0003)   $          0
                                      ============    ============   ============    ============
Weighted average number of shares
  outstanding .....................     34,453,933                     35,203,933
                                      ============                   ============


See notes to financial statements

                       GOURMET GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF SHAREHOLDERS'
          CAPITAL DEFICIENCY FOR THE SIX MONTHS ENDED DECEMBER 31, 2003
                                  (UNAUDITED)


                                                             Additional
                                      Common Stock             Paid-In           Accumulated
                                Shares           Amount       Capital              Deficit
                             -----------      -----------      -----------       -----------
Balance at July 1, 2003       33,203,933      $    33,203      $ 3,497,194       ($3,536,182)

Shares Sold for Cash           2,000,000            2,000           18,000                --

Net Loss                                                                             (18,714)
                             -----------      -----------      -----------       -----------
                              35,203,933      $    35,203      $ 3,515,194       ($3,554,896)
                             ===========      ===========      ===========       ===========

See notes to financial statements

                      GOURMET-GROUP, INC. AND SUBSIDIARY
                          Notes to Financial Statement

1.       Nature of Business and Organization

Gourmet Group, Inc., formerly known as Seair Group, Inc. (Seair), a Nevada corporation, and its wholly owned subsidiary, World Seair Corporation (a dormant corporation with no operations) are collectively referred to as the Company. The Company is presently dormant.

2.       Summary of Significant Account Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated, unaudited financial statements as at and for the six and three months ended December 31, 2003 include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation. The accompanying unaudited financial statements as at and for the three and six months ended December 31, 2003 include the accounts of the Company. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of December 31, 2003 and the consolidated results of operations and cash flows for the six months ended December 31, 2003 and the result of operations and cash flows for the six months ended December 30, 2002, The results of consolidated operations for the three and six months ended December 31, 2003 and the result of operations for the three and six months ended December 31, 2002 are not necessarily indicative of results to be expected for the full year. The June 30, 2003 balance sheet was derived from the audited financial statements included in the Company's report on Form 10-KSB for the year ended June 30, 2003 and should be read in conjunction therewith.

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

Principles of Consolidation

The financial statements are presented on a consolidated basis and include the accounts of Gourmet Group, Inc., and World Seair Corporation. All significant intercompany balances and transactions have been eliminated in consolidation

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized

Loss Per Share

Loss per share has been calculated in accordance with the provisions of SPAS No-128, "Earnings Per Share." The basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Due to the Company's net loss, diluted loss per share is the same as basic since the effect of considering outstanding common share equivalents would be antidilutive.

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

RESULTS OF OPERATIONS - PERIOD ENDED DECEMBER 31, 2003

The Company did not have any income for the period ended December 31, 2003. Since inception, the Company has not generated income from operations or net income, nor has it generated cash from operations. As such, the Company`s operations have been funded primarily by equity and debt financings. Management believes that the Company will continue to be dependent on equity financings.

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

 Item 3.  CONTROLS  AND  PROCEDURES

 EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Principal Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.



                                     PART II

Item 4.     LEGAL  PROCEEDINGS

The  Company  is  not  currently  involved  in  any  material legal proceedings.

Item 5.     CHANGES  IN  SECURITIES

In October 2003, the Company issued 1,000,000 shares of the Company's common stock at a price of $.01 per share for a cash purchase price of $10,000.
We believe that the transaction listed above was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof or Regulation D promulgated thereunder. All recipients had adequate access, through their relationships with us, to information about us.


Item 6.     DEFAULTS  UPON  SENIOR  SECURITIES

None

Item 7.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

Item 8.    OTHER  INFORMATION

None

Item 9.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  Exhibits

          31            Section 302 Certification dated February 6, 2004.

          32            Section 906 Certification dated February 6, 2004.


(B)  Reports  on  Form  8-K

None



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Gourmet  Group,  Inc.

Date: February 6, 2004         By:  /s/  Fredrick  Schulman
                               ----------------------------
                               Fredrick Schulman

                               President and Chief Executive Officer
                               (Principal  Executive  Officer)