Form 10QSB
period 2004-03-31
GOURMET GROUP INC
filed 2004-05-13
CIK 873540

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For  the  quarterly  period  ended  March 31, 2004

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

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of March 31, 2004 is 38,702,993

                                     PART 1

Item 1.     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS



                       GOURMET GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                                            MARCH 31,           JUNE 30,
                                                                                              2004               2003
                                                                                           (UNAUDITED)         (AUDITED)
                                                                                     ---------------------------------------
Current Assets:
    Cash                                                                                            268                 404
                                                                                     ---------------------------------------
      Total Assets                                                                                  268                 404
                                                                                     =======================================

Current Liabilities:
    Income Taxes Payable                                                                              -                 910
   Other Current Liabilities                                                                      5,000               5,279
                                                                                     ---------------------------------------
      Total Current Liabilities                                                                   5,000               6,189
                                                                                     ---------------------------------------

Stockholder's Capital Deficiency:
     Common Stock - .001 par value
     Authorized - 50,000,000 shares
     Issued and oustanding - 38,702,993
     and 33,202,933 respectively                                                                 38,703              33,203
     Par Value Discount                                                                          (3,150)
     Additional paid-in-capital                                                               3,515,194           3,497,194
     Accumulated Deficit                                                                     (3,555,479)         (3,536,182)
                                                                                     ---------------------------------------
      Total Stockholder's Capital Deficiency                                                     (4,732)             (5,785)
                                                                                     ---------------------------------------

           Total Liabilities & Stockholder's Capital Deficiency                                     268                 404
                                                                                     =======================================

                       GOURMET GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                     FOR THE NINE MONTHS ENDING DECEMBER 31,  FOR THE THREE MONTHS ENDING MARCH 31,
                                              2004              2003               2004                2003
                                          (UNAUDITED)        (UNAUDITED)        (UNAUDITED)         (UNAUDITED)
                                          -----------        -----------        -----------         -----------
Revenue                                            --                 --                 --                  --
                                          -----------        -----------        -----------         -----------

General & Administration Expenses              19,297                 --                583                  --
                                          -----------        -----------        -----------         -----------

Net loss                                      (19,297)                --               (583)                 --
                                          ===========        ===========        ===========         ===========

Per Share Data

Loss per Share - Basis and Diluted           (0.00055)                --           (0.00002)                 --
                                          ===========        ===========        ===========         ===========

Weighted Average of Shares o/s             35,008,332                 --         36,036,953                  --
                                          ===========        ===========        ===========         ===========

                       GOURMET GROUP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                  FOR THE NINE MONTHS ENDED FOR MARCH 31, 2004


                                            COMMON STOCK             ADDITIONAL                                         TOTAL
                                   -----------------------------      PAID-IN         PAR VALUE       ACCUMULATED    STOCKHOLDERS'
                                        SHARES          AMOUNT        CAPITAL         DISCOUNT         DEFICIT          EQUITY
                                   ----------------------------------------------------------------------------------------------
Balance at July 1, 2003                33,203,933      $ 33,203       $3,497,194                     $(3,536,182)       $ (5,785)

Stock issued for Cash                   2,000,000       $ 2,000           18,000                                          20,000
Stock issued for fees                   3,499,060         3,500                           (3,150)              -             350

Net loss                                        -             -                -                         (19,297)        (19,297)
                                   ----------------------------------------------------------------------------------------------

Balance at March 31, 2004              38,702,993      $ 38,703       $3,515,194        $ (3,150)    $(3,555,479)       $ (4,732)
                                   ==============================================================================================

                          GOURMET GROUP AND SUBSIDIARY
                               CASH FLOW STATEMENT
                       FOR THE NINE MONTHS ENDED MARCH 31

                                                               2004               2003
                                                            -----------        ----------
Cash from Operating Activities:

Net Loss                                                    $(19,297.00)       $       --
                                                            -----------        ----------

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities increases
(decreases) in cash flows as result of changes
in Assets and Liability accounts
   Accounts Receivable                                              --             48,000
   Income taxes payable                                           (910)                --
   Other currrent liabilities                                     (279)           (48,000)
                                                            -----------        ----------
   Total Adjustments                                            (1,189)                --
                                                            -----------        ----------

Net cash provided by (used in) operating activities            (20,486)                --
                                                            -----------        ----------

Cash flows from financing activities:
   Proceeds from sales of common stock                          20,000                 --
   Stock issued for services*                                      350
                                                            -----------        ----------
Net cash flows from financing activities                        20,350
                                                            -----------        ----------

Net increase (decrease) in cash                                   (136)                --

Cash at the beginning of period                                    404

Cash at the end of period                                          268
                                                            ==========         ==========

Supplemental disclosures of cash flow information:

Interest                                                            --                 --
                                                            ==========         ==========
Income taxes                                                        --                 --
                                                            ==========         ==========

* There were 3,499,060 shares issued at .0001 a share

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

RESULTS OF OPERATIONS - PERIOD ENDED MARCH 31, 2004

The Company did not have any income for the period ended March 31, 2004.
Since inception, the Company has not generated income from operations or net income, nor has it generated cash from operations. As such, the Company`s operations have been funded primarily by equity and debt financings. Management believes that the Company will continue to be dependent on equity financings.

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

None


Item 6.     DEFAULTS  UPON  SENIOR  SECURITIES

None

Item 7.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

Item 8.    OTHER  INFORMATION

None

Item 9.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  Exhibits

          31            Section 302 Certification dated May 12, 2004.

          32            Section 906 Certification dated May 12, 2004.


(B)  Reports  on  Form  8-K

None



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Gourmet  Group,  Inc.

Date: May 12, 2004             By:  /s/  Fredrick  Schulman
                               ----------------------------
                               Fredrick Schulman
                               President and Chief Executive Officer
                               (Principal  Executive  Officer)