Form 10KSB
period 2003-06-30
GOURMET GROUP INC
filed 2004-10-14
CIK 873540

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2004

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

There were no revenues for the issuer's fiscal year ended June 30, 2004.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On September 10, 2004:
$0 based on the close of the Company's common stock on September 10, 2004 at $.00 per share.



         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Gourmet Group, Inc. had 40,586,993 shares of common stock outstanding as of September 10, 2004.


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

SUBSEQUENT EVENTS

Since selling Jardine Foods and settling with the Finance Company, the Company has pursued the acquisition (or other combination) of various operating businesses. On June 9, 2004, the Company executed a definitive agreement for share exchange with the shareholders of Drinks Americas, Inc. for an exchange of shares that would result in Drinks Americas, Inc. becoming a wholly owned subsidiary of Gourmet Group. Pursuant to the definite agreement of share exchange, the shareholders of Drinks Americas will, at closing, acquire eighty-eight (88%) per cent of the then outstanding shares of Gourmet Group in return for their shares of Drinks Americas. Following the share exchange and related transactions, the current shareholders of Gourmet Group will own approximately eight per cent (8%) of the resultant company. The definitive agreement has various conditions to closing and also obligates Gourmet Group to amend its Article of Incorporation to (i) change the name of Gourmet Group to "Drinks Americas, Inc."; (ii) change the state of organization from Nevada to Delaware; (iii) effect a 10 for 1 reverse split of the common stock of Gourmet Group such that for every ten (10) shares of Gourmet Group owned by current shareholders, they will remain with one (1) share; and (iv) increasing the authorized number of shares to 100 million from 50 million.

Drinks Americas, Inc., based in Wilton, Connecticut, was founded in 2002 by an experienced team of beverage, entertainment, retail and consumer product industry professionals, led by J. Patrick Kenny, a former executive at Joseph E. Seagram & Sons. Drinks Americas specializes in the marketing and distribution of unique, premium alcoholic and nonalcoholic beverages associated with icon entertainers, sports figures, celebrities, and destinations.

Arising out of the transaction described above, on June 21, 2004, the Company initiated a private placement, to accredited investors only, of 10% convertible debentures in an aggregate amount of up to $1.5 million. As of June 30, 2004, $150,000 has been raised and as of September 27, 2004 $762,500 has been raised. Pursuant to the terms of the offering, all proceeds of the offering have been lent to Drinks, pursuant to a borrowing arrangement with the issuance of promissory notes payable to the Company bearing interest at 10% per annum. The principal amount of each note is payable in eight equal quarterly installments, together with accrued interest, commencing one year from each note's issuance date. Accrued interest on each promissory note is payable in full, one year from the note's issuance date. As of balance sheet date, the Company has lent Drinks $45,000 and subsequent to the balance sheet date additional amounts were lent to a total of $788,192.

The convertible debentures provide that, following an actual closing of the share exchange described above, (i) investors have the right to convert their debentures to the Company's common stock within (90) days following the commencement of public trading of the Company's stock, at a price of $0.75 per share; and (ii) following the commencement of public trading, in the event the Company's stock closes at a price of $1.00 or more for ten (10) consecutive trading days, the Company has the right to force the conversion of any remaining debentures into common stock of the Company at a price of $0.75.

In addition to the convertible debentures, the Company, on July 9, 2004, executed a promissory note with Fredrick Schulman, as agent, as lender, bearing interest at 10% per annum (payable quarterly), and with principal, in whole or in part, payable upon demand, in the maximum principal amount of $200,000. Such note allows the Company to draw down up to the maximum amount for a one hundred twenty (120) day period, solely for the purpose of lending any such sums to Drinks Americas, Inc. for its working capital needs.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock does not generally trade but is quoted under the trading symbol "GOUG." The following table sets forth, for the periods indicated, the range of the high and low bid quotations (as reported by NASD). The bid quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions:



Period                                             Low          High
-------                                           ----        ------


Fiscal Year Ended June 30, 2003
--------------------------------
January 1, 2004 through March 31, 2004           $0.00           $0.00
Apri1, 1, 2004  June 30, 2004                    $0.00           $0.00
July 1, 2004 through September 10, 2004          $0.00           $0.00



As of September 10, 2004, there are approximately 490 holders of record of the Company's common stock for a total of 40,586,993 shares of common stock outstanding.

We have never declared or paid cash dividends on our common stock. We intend to retain any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

For the fourth quarter period ended June 30, 2004, the Company's Board of Directors resolved to issue the following shares:

- 1,884,000 to Fredrick Schulman pursuant to his option to purchase such shares at market value.

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

RESULTS OF OPERATIONS - YEAR ENDED JUNE 30, 2004

The Company did not have any income for the year ended June 30, 2004. Since inception, the Company has not generated income from operations or net income, nor has it generated cash from operations. As such, the Company's operations have been funded primarily by equity and debt financings. Management believes that the Company will continue to be dependent on equity financings and its ability to borrow under debt agreements.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information regarding the directors and executive officers of Gourmet Group, Inc. as of September 10, 2004. A description of their respective backgrounds follows below.



Name                          Age       Position
-----                         ---       --------

Fredrick Schulman             52        Chairman, Chief Executive Officer, and
                                        President

Jeffrey Moore                 34        Director, Vice President, Chief
                                        Financial Officer and Secretary


All of the officers identified above serve at the discretion of the Board of Directors of Gourmet Group, Inc.

Fredrick Schulman. Mr. Schulman, 52, is Chairman, Chief Executive Officer, and President of Gourmet Group, Inc. and , from September 1999 until April 2002 was Jardine Foods President, Chairman, and Chief Executive Officer. Mr. Schulman is currently President of East Coast Venture Capital, a Specialized Small Business Company. Mr. Schulman was previously President of Morgan Kent Group, Inc., a New York based merchant bank, which was once the majority stockholder in Gourmet Group. Prior to joining Morgan Kent Group, Inc., Mr. Schulman was the Director of Investment Banking at RAS Securities Corp, a full service, New York based, securities broker/dealer investment banking firm. Mr. Schulman received his B.A from Clark University in 1974 and his J.D. from Boston College School of Law in 1977. A member of the New York Bar, Mr. Schulman practiced corporate, commercial and real estate law on a full time basis from 1977 to 1983, after which he formed his own investment banking firm specializing in real estate equity and debt finance, and leveraged buy-outs.

Jeffrey Moore. Jeffrey Moore, 34, formerly served on the Board of Directors of Gourmet Group, Inc. from September 1999 until April 2002. Mr. Moore currently serves as Sales Representative for group insurance lines with Guardian Life Insurance Company of America, based in Austin, Texas. From November 2002 until April 2004, Mr. Moore served as Vice President of Business Development with First American Title in Austin, Texas. Prior to this position, Mr. Moore was a Director of Development with Boundless Corporation from January 1997 until
February 2002. Mr. Moore remained a consultant to Boundless Corporation until March 2003. During his tenure with Boundless, Mr. Moore served as President of Merinta, Inc., a Boundless subsidiary, from January 2000 until February 2002. Mr. Moore has served as a Director of CD3 Storage Systems, Inc. since 1999. Mr. Moore received a B.A in Finance from Baylor University in 1993.

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

Summary Compensation Table



                                                      Annual Compensation                Long Term Compensation Awards
                                                      -------------------                -----------------------------
                                                                         Other           Securities
Name and                        Fiscal                                   Annual          Underlying         All Other
Principal Position               Year      Salary        Bonus        Compensation         Options        Compensation
-------------------               ----      ------       -----        ------------         -------        -----------
Fredrick Schulman,                2004     $ 0            --              --                 --               --
Chief Executive Officer
and Chairman


OPTION GRANTS IN 2004

No options were granted to the named executive officers during the fiscal year ending June 30, 2004.

YEAR-END OPTION VALUES

The following table provides information about stock options held as of June 30, 2004 by our currently named executive officers.

FISCAL YEAR-END OPTION VALUES


                                                     Number of             Value of
                                                     Securities           Unexercised
                                                     Underlying          In-the-Money
                                                    Unexercised        Options at Fiscal
                     Shares          Value        Options at Fiscal        Year End
                   Acquired on     Realized     Year End Exercisable/    Exercisable/
Name                Exercise          ($)           Unexercisable       Unexercisable
-----                --------          ---           -------------       -------------
Fredrick Schulman    1,884,000       188.40                 0                      0
                                                            0                      0

(*) In consideration for services rendered to the Company, in 2003, the Board of Directors of the Company resolved to reduce the exercise of the 1,884,000 options to an exercise price of $0.0001 per share.

The last trading price of Gourmet Group's common stock on September 10, 2004 was $0.00.

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

For the fiscal year ended June 30, 2004 and subsequently to the date of this filing, we have not issued any options or shares of common stock pursuant to the 2000 Incentive Plan.

EMPLOYMENT AGREEMENTS

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding ownership of Gourmet Group, Inc.'s common stock as of September 10, 2004 by:

(i) each person known to us to own beneficially more than 5% of Gourmet Group outstanding common stock;

(ii) each director of Gourmet Group;

(iii) each executive officer named in the summary compensation table; and

(iv) all directors and executive officers of Gourmet Group as a group.

Share ownership is based on 40,586,993 shares of common stock outstanding on September 10, 2004. Unless otherwise noted, the address for each stockholder is the address of the Company.

                                                                          Percent of Shares
Name and Address of Beneficial Owner               Number of Shares      Beneficially Owned
-------------------------------------              ----------------      ------------------
JGS Supermarket Management Corp.                       6,000,000                14.8%

Daniel N. Matheson                                     2,356,818                 5.8%

Fredrick Schulman                                      8,334,800                20.5%

Lois Shapiro(1)                                        2,199,697                 5.4%

Steven H. Kerr                                         3,023,520                 7.5%

Jeffrey Moore                                                  0                  0

Steven G. Weismann                                     2,478,758                 6.1%


Directors and Executive Officers of Gourmet           10,534,497                25.95%
Group as a Group

(1) Lois Shapiro is the wife of Fredrick Schulman.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                     -None-

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

                               GOURMET GROUP, INC.





Date:  October 13, 2004                 By: /s/ Fredrick Schulman
                                            ----------------------
                                            Fredrick Schulman
                                            Chairman and Chief
                                            Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                                           Date
----------                                      ---------------

/s/ Fredrick Schulman                          October 13, 2004
--------------------------------------
Fredrick Schulman
Chairman and Chief Executive Officer

/s/ Jeffrey Moore                              October 13, 2004
--------------------------------------
Jeffrey Moore
Chief Financial Officer (Principal Financial
and Accounting Officer) and Director

                       GOURMET GROUP, INC. AND SUBSIDIARY

                              FINANCIAL STATEMENTS
                                      WITH
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                             JUNE 30, 2004 AND 2003

                                    CONTENTS


                                                                 PAGE

Report of Independent Public Accountants                           1

Financial Statements
        Consolidated Balance Sheets                                2
        Consolidated Statements of Operations                      3
        Stockholders' Deficiency                                   4
        Cash Flows                                                 5
Notes to Consolidated Financial Statements                         6 - 8

To the Board of Directors and
Stockholders of Gourmet Group, Inc.

We have audited the accompanying consolidated balance sheets of Gourmet Group, Inc., (a Nevada corporation), and its subsidiary as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gourmet Group, Inc., and its subsidiary as of June 30, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


Bernstein &Pinchuk LLP
New York, New York
September 27, 2004


                         GOURMET GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                    June 30,

                                                                       2004                2003

                                         ASSETS

Current Assets
   Cash                                                           $     110,158      $         404
   Other current assets                                                  40,250                  -
                                                                  --------------     --------------
       Total current assets                                             150,408                404

                                                                  --------------     --------------
                                                                  $     150,408      $         404
                                                                  ==============     ==============

      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES

Current Liabilities
   Income taxes payable                                           $         455      $         910
   Other current liabilities                                             40,800              5,279
                                                                  --------------     --------------
        Total current liabilities                                        41,255              6,189
                                                                  --------------     --------------

10% Convertible debentures payable                                      150,000                  -
                                                                  --------------     --------------

STOCKHOLDERS' DEFICIENCY

   Common Stock, $0.001 par value; 50,000,000 shares authorized;
       issued and outstanding, 40,586,993 shares in 2004 and
       33,202,993 shares in 2003                                         40,586             33,203
   Par value discount                                                    (4,845)                 -
   Additional paid-in capital                                         3,515,194          3,497,194
   Accumulated deficit                                               (3,591,782)        (3,536,182)
                                                                  --------------     --------------
                                                                        (40,847)            (5,785)
                                                                  --------------     --------------
                                                                  $     150,408      $         404
                                                                  ==============     ==============


             See the accompanying notes to the financial statements.

                         GOURMET GROUP, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                              Years ended June 30,



                                                      2004              2003

General and administrative expenses               $    55,145     $     5,337
                                                  ------------      ------------


Loss before income tax expense                        (55,145)           (5,337)

Income tax expense                                        455               910
                                                  ------------      ------------

NET LOSS                                          $   (55,600)      $    (6,247)
                                                  ============      ============


Net loss per share - basic and diluted            $             -   $         -



             See the accompanying notes to the financial statements.


                       GOURMET GROUP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                       Years ended June 30, 2004 and 2003


                                   Common stock        Additional                                     Total
                           ------------------------     paid-in        Par Value     Accumulated    stockholders'
                             Shares        Amount       capital        Discount        deficit        equity
                           -----------   -----------   -----------    -----------    ----------     -----------


Balance at June 30, 2002    28,582,384   $    28,582   $ 3,501,353    $        --    $(3,529,935)   $        --

Stock issued as
 compensation to
 officers and directors      3,600,000         3,600        (3,240)            --             --            360

Stock issued as
 additional compensation
 to two directors            1,020,609         1,021          (919)            --             --            102

Net loss - year
 ended June 30, 2003                --            --            --             --         (6,247)        (6,247)
                           -----------   -----------   -----------    -----------    -----------    -----------

Balance at June 30, 2003    33,202,993        33,203     3,497,194             --     (3,536,182)        (5,785)

Stock issued for cash        3,884,000         3,884        18,000         (1,696)        20,188

Stock issued for fees        3,500,000         3,499        (3,149)            --            350

Net loss                            --            --            --        (55,600)       (55,600)
                           -----------   -----------   -----------    -----------    ---------- -   -----------

Balance at June 30, 2004    40,586,993   $    40,586   $ 3,515,194    $    (4,845)   $(3,591,782)   $   (40,847)
                           ===========   ===========   ===========    ===========    ===========    ===========


                See the accompanying notes to the financial statements

                       GOURMET GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Years ended June 30,


                                                    2004         2003

Cash flows from operating activities

  Net Loss                                        $ (55,600)   $  (6,247)
                                                  ---------    ---------
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Decrease in accounts receivable                      --       48,000
    Increase in other current assets                (40,250)          --
    Increase (decrease) in accrued liabilities       35,521      (42,721)
    (Decrease) increase in income taxes payable        (455)         910
                                                  ---------    ---------
    Total adjustments                                (5,184)       6,189
                                                  ---------    ---------
  Net cash used in operating activities             (60,784)         (58)
                                                  ---------    ---------

Cash flow from financing activities:
    Proceeds from issuance of common stock           20,538          462
    Proceeds from issuance of long-term debt        150,000           --
                                                  ---------    ---------
  Net cash provided by financing activities         170,538          462
                                                  ---------    ---------

Net increase in cash and equivalents                109,754          404
Cash and equivalents, beginning of year                 404           --
                                                  ---------    ---------
Cash and equivalents, end of year                 $ 110,158    $     404
                                                  =========    =========


There were no payments made for interest or taxes.

             See the accompanying notes to the financial statements

GOURMET GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2004 and 2003

1. Nature of Business and Organization

Gourmet Group, Inc. (the "Company"), formerly known as Seair Group, Inc., a Nevada corporation, and its wholly owned subsidiary, World Seair Corporation is a dormant corporation with no operations. During the years ended June 30, 2004 and 2003, the Company was dormant.

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

3. Other Current Assets

Other current assets represents advances made to Drinks Americas, Inc. ("Drinks) pursuant to a definitive agreement with Drinks. (See Note 4)

4. 10% Convertible Debentures Payable

Arising out of the transaction described in Note 8, on June 21, 2004, the Company initiated a private placement to accredited investors only, of 10% convertible debentures in an aggregate amount of up to $1.5 million. As of June 30, 2004, $150,000 has been raised and as of September 27, 2004 $762,500 has been raised. Pursuant to the terms of the offering, all proceeds of the offering have been lent to Drinks, as per a borrowing arrangement with the issuance of promissory notes payable to the Company bearing interest at 10% per annum. The principal amount of the notes shall each be payable in eight equal quarterly installments, together with accrued interest, commencing one year from each note's issuance date. Accrued interest on each promissory note will be payable in full, one year from the note's issuance date. As of balance sheet date, the Company has lent Drinks $45,000 and subsequent to balance sheet date additional amounts to a total of $788,192.

The convertible debentures provide that, following an actual closing of the share exchange described above, (i) investors have the right to convert their debentures to the Company's common stock within 90 days following the commencement of public trading of the Company's stock, at a price of $0.75 per share; and (ii) following the commencement of public trading, in the event the Company's stock closes at a price of $1.00 or more for 10 consecutive trading days, the Company has the right to force the conversion of any remaining debentures into common stock of the Company at a price of $0.75.

In addition to the convertible debentures, the Company, on July 9, 2004, executed a promissory note with a Fredrick Schulman, as agent, as lender, bearing interest at 10% per annum payable quarterly, and with principal, in whole or in part, payable upon demand, in the maximum principal amount of $200,000. Such note allows the Company to draw down up to the maximum amount for a 120 day period, solely for the purpose of lending any such sums to Drinks Americas, Inc. for its working capital needs.

5. Common Stock

The Company has 50,000,000 authorized shares of common stock. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding.

6. Disposal of Subsidiary

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

7.  Income Taxes

At June 30, 2004, the Company has Federal NOL carryforwards of approximately $7,500,000 available to reduce future taxable income, which begin to expire in 2019. However, under the provisions of the Internal Revenue Code, due to certain changes in the Company's ownership, substantially all of theses carryforward losses are no longer available.

8. Commitments, Contingencies and Subsequent Events

On June 9, 2004, the Company executed a definitive agreement for share exchange with shareholders of Drinks for an exchange of shares that would result in Drinks becoming a whole owned subsidiary of the Company. Pursuant to a definite agreement of share exchange, the shareholders of Drinks will, at closing, acquire 88% of the then outstanding shares of the Company in return for their shares of Drinks. Following the share exchange and related transactions, the current shareholders of the Company will end up owning only approximately 8% of the Company. The definitive agreement has various conditions to closing and also obligates the Company to amend its Articles of Incorporation to (i) change the name of the Company to that of Drinks Americas, Inc., (ii) change the state of organization from Nevada to Delaware, (iii) effect a 10 for 1 reverse split of the common stock of the Company so that every ten shares owned by the present shareholders will be converted to one share, and (iv) increase the authorized number of shares from 50 million to 100 million.

Drinks Americas, Inc., based in Wilton, Connecticut, was founded in 2002 by an experienced team of beverage, entertainment, retail and consumer product industry professionals, led by J. Patrick Kenny, a former executive at Joseph E. Seagram & Sons. Drinks specializes in the marketing and distribution of unique, premium alcoholic and nonalcoholic beverages associated with icon entertainers, sports figures and other celebrities and destinations.