Form 10QSB
period 2004-09-30
GOURMET GROUP INC
filed 2004-11-22
CIK 873540

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of September 30, 2004, is 40,586,993.

                                     PART 1

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       GOURMET GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET




                       GOURMET GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS




                                                                    September 30,         June 30,
                                                                       2004                 2004
                                                                    (Unaudited)

                                     ASSETS

Current Assets
   Cash                                                           $       3,206      $     110,158
   Other receivables                                                     13,399                  -
   Due from Drinks Americas, Inc.                                       897,994             40,250
                                                                  --------------     --------------
       Total current assets                                             914,599            150,408

                                                                  --------------     --------------
                                                                  $     914,599      $     150,408
                                                                  ==============     ==============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES

Current Liabilities
   Income taxes payable                                           $         455      $         455
   Accrued expenses                                                      54,199             40,800
   Loans payable stockholder                                             18,679                  -
                                                                  --------------     --------------
        Total current liabilities                                        73,333             41,255
                                                                  --------------     --------------

10% Convertible debentures payable                                      887,500            150,000
                                                                  --------------     --------------

STOCKHOLDERS' DEFICIENCY

   Common Stock, $0.001 par value; 50,000,000 shares authorized;
       issued and outstanding, 40,586,993 shares                         40,586             40,586
   Par value discount                                                    (4,845)            (4,845)
   Additional paid-in capital                                         3,515,194          3,515,194
   Accumulated deficit                                               (3,597,169)        (3,591,782)
                                                                  --------------     --------------
                                                                        (46,234)           (40,847)
                                                                  --------------     --------------
                                                                  $     914,599      $     150,408
                                                                  ==============     ==============


             See the accompanying notes to the financial statements.
                                     Page 2

                       GOURMET GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three Months Ended September 30, 2004 and 2003



                                                                 2004             2003
                                                             (Unaudited)      (Unaudited)


General and administrative expenses                                5,387            8,811
                                                             ------------     ------------

Other income (expense)
   Interest income                                                13,399                -
   Interest expense                                              (13,399)               -
                                                             ------------     ------------
                                                                       -                -
                                                             ------------     ------------

Loss before income tax expense                                    (5,387)          (8,811)


NET LOSS                                                     $    (5,387)     $    (8,811)
                                                             ============     ============


Net loss per share - basic and diluted                       $         -      $         -





             See the accompanying notes to the financial statements.
                                     Page 3

                       GOURMET GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three Months Ended September 30, 2004 and 2003




                                                        2004               2003
                                                    (Unaudited)        (Unaudited)

Cash flows from operating activities
  Net Loss                                         $      (5,387)     $      (8,811)
                                                   --------------     --------------
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Changes in operating assets and liabilities
       Due from Drinks Americas, Inc.                   (857,744)                 -
       Loan payable stockholder                           18,679                  -
       Other receivables                                 (13,399)                 -
       Accrued expenses                                   13,399               (279)
       Income taxes payable                                    -               (910)
                                                   --------------     --------------
   Net cash used in operating activities                (844,452)           (10,000)
                                                   --------------     --------------

Cash flow from financing activities:
    Proceeds from issuance of common stock                     -             10,000
    Proceeds from issuance of long-term debt             737,500                  -
                                                   --------------     --------------
  Net cash provided by financing activities              737,500             10,000
                                                   --------------     --------------

Net increase in cash and equivalents                    (106,952)                 -
Cash and equivalents, beginning of year                  110,158                404
                                                   --------------     --------------
Cash and equivalents, end of year                  $       3,206      $         404
                                                   ==============     ==============


There were no payments made for interest or taxes.






             See the accompanying notes to the financial statements
                                     Page 5

DRINKS AMERICAS, INC AND SUBSIDIARIES
PRO FORMA CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2004


ASSETS

Current Assets:
     Cash                                                               40,815
     Accounts receivable, net of allowance of $50,000                   83,194
     Due from factor, net of allowance of $20,000                       51,070
     Inventories                                                       784,513
     Other current assets                                              238,972
                                                             ------------------

            Total current assets                                     1,198,565

Property and Equipment, at cost less accumulated
     depreciation and amortization of $47,808                           97,319

Investment in Equity Investees                                           9,982

Intangibles                                                            734,757

Other                                                                   29,659
                                                             ------------------

                                                                     2,070,281
                                                             ==================

LIABILITIES AND DEFICIENCY IN SHAREHOLDERS' EQUITY

Current Liabilities:

     Accounts payable                                                1,700,800
     Notes and loans payable                                         1,081,916
     Accrued expenses                                                2,272,865
                                                             ------------------

          Total current liabilities                                  5,055,581

10% Convertible debentures payable                                     887,500
                                                             ------------------

          Total liabilities                                          5,943,081
                                                             ------------------

Deficiency in Shareholders' Equity
   Common stock $.01 par value; authorized, issued
     and outstanding 227 shares                                              2
   Par value discount                                                  (46,234)
   Additional paid-in capital                                        4,477,364
   Accumulated deficit                                              (8,303,932)
                                                             ------------------
                                                                    (3,872,800)
                                                             ------------------

                                                                     2,070,281
                                                             ==================

DRINKS AMERICAS, INC. AND SUBSIDIARIES
PROFORMA CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2004



Net sales                                                              557,321

Cost of products sold                                                  456,218
                                                              -----------------

     Gross profit                                                      101,103

Selling and marketing expenses                                         312,061
General and administrative expenses                                    765,480

                                                              -----------------

     Total expenses                                                  1,077,541
                                                              -----------------

     Operating loss                                                   (976,438)
                                                              -----------------


Other expenses:

     Depreciation and amortization                                       6,600
     Interest expense                                                   14,130
                                                              -----------------

                                                                        20,730
                                                              -----------------

          Net loss                                                    (997,168)
                                                              =================





See notes to combined financial statements

DRINKS AMERICAS, INC
COMBINING PRO FORMA BALANCE SHEETS
AS OF SEPTEMBER 30, 2004

                                                                    MAXMILLIAN         ADJUST            MAX         DRINKS
..                                                                   PARTNERS,           FOR            PARTNERS     AMERICAS
                                                                       LLC             CLOSING         ADJUSTED       INC.

                                         ASSETS
CURRENT ASSETS

     Cash and cash equivalents                                           (445)            445              0         37,384
     Accounts receivable (less allowances of 50,000)                                                       -         83,194
     Due from factor  (less allowances of 12,000)                                                          -         51,070
     Inventories                                                                                           -        784,402
     Other current assets                                              14,588         (14,588)             0        171,657
     Intercompany drinks                                              624,445        (624,445)             -
     Intercompany mixers                                              102,778        (102,778)             -
           TOTAL CURRENT ASSETS                                       741,366        (741,366)             0      1,127,706
                                                                                                           -
PROPERTY AND EQUIPMENT, at cost                                        62,604         (62,604)             -         38,683
  LESS ACCUMULATED DEPRECIATION                                       (19,074)         19,074              -        (11,198)
                                                                                                           -
     PROPERTY AND EQUIPMENT, net                                       43,530         (43,530)             -         27,485
                                                                                                           -
INVESTMENT IN DRINKS                                                1,000,000      (1,000,000)             -
INVESTMENT IN MIXERS                                                  (73,711)         73,711              -
                                                                                                           -
INVESTMENTS IN EQUITY METHOD INVESTEES                                                                     -          9,982
INTANGIBLES                                                           176,966        (176,966)             0        557,790
OTHER                                                                  29,159         (29,159)             0            500
                                                                                                           -
                                                                    1,917,311      (1,917,310)             1      1,723,464

                                            LIABILITIES

CURRENT LIABILITIES
     Accounts payable                                                  64,085         (64,085)             0      1,582,168
     Due to sellers of investments and distribution rights                                                 -         38,585
     Loans payable                                                    465,421        (465,421)            (0)     1,382,833
     Accrued expenses                                                  35,978         (35,978)            (0)     2,187,687
     Intercompany max                                                                                               (23,309)
     Intercompany payables drinks/max                                                                      -        624,445
           TOTAL CURRENT LIABILITIES                                  565,484        (565,484)             0      5,792,409
                                                                                                           -
     10%convertible debentures payable                                                                     -
                                                                                                           -
MEMBERS' DEFICIT                                                                                           -
      Common stock                                                                                         -      1,150,000
      Par value discount                                                                                   -
      Additional paid in capital                                                                           -
     Members' contributions                                         4,122,166                      4,122,166
                                                                                                           -
     Accumulated deficit                                           (2,770,340)     (1,351,826)    (4,122,166)    (5,218,945)
                                                                                                           -
       TOTAL DEFICIT                                                1,351,826      (1,351,826)             0     (4,068,945)
                                                                                                           -
                                                                                                           -
                                                                    1,917,310      (1,917,310)             0      1,723,464


DRINKS AMERICAS, INC
COMBINING PRO FORMA BALANCE SHEETS
AS OF SEPTEMBER 30, 2004
                                                                       ADJUST          DRINKS       MAXMILLIAN        ADJUST
..                                                                        FOR          AMERICAS        MIXERS,           FOR
                                                                       CLOSING        ADJUSTED          LLC            CLOSE

                                         ASSETS
CURRENT ASSETS

     Cash and cash equivalents                                           (445)         36,939            670
     Accounts receivable (less allowances of 50,000)                                   83,194
     Due from factor  (less allowances of 12,000)                                      51,070
     Inventories                                                                      784,402            111
     Other current assets                                              14,588         186,245         52,727
     Intercompany drinks                                                                    -
     Intercompany mixers                                                                    -
           TOTAL CURRENT ASSETS                                        14,143       1,141,850         53,509
                                                                                            -
PROPERTY AND EQUIPMENT, at cost                                        62,604         101,287         43,840
  LESS ACCUMULATED DEPRECIATION                                       (19,074)        (30,272)       (17,536)
                                                                                            -
     PROPERTY AND EQUIPMENT, net                                       43,530          71,015         26,304
                                                                                            -
INVESTMENT IN DRINKS                                                                        -
INVESTMENT IN MIXERS                                                                        -
                                                                                            -
INVESTMENTS IN EQUITY METHOD INVESTEES                                                  9,982
INTANGIBLES                                                           176,966         734,757
OTHER                                                                  29,159          29,659
                                                                                            -
                                                                      263,799       1,987,262         79,813

                                            LIABILITIES

CURRENT LIABILITIES
     Accounts payable                                                  64,085       1,646,253         45,375          9,173
     Due to sellers of investments and distribution rights                             38,585
     Loans payable                                                    465,421       1,848,254         74,392
     Accrued expenses                                                  35,978       2,223,664          7,945
     Intercompany max                                                                 (23,309)        32,482         (9,173)
     Intercompany payables drinks/max                                (624,445)              -         93,605        (93,605)
           TOTAL CURRENT LIABILITIES                                  (58,961)      5,733,448        253,799        (93,605)
                                                                                            -
     10%convertible debentures payable                                                      -
                                                                                            -
MEMBERS' DEFICIT                                                                            -
      Common stock                                                                  1,150,000
      Par value discount                                                                    -
      Additional paid in capital                                                            -
     Members' contributions                                                                 -        462,320
                                                                                            -
     Accumulated deficit                                              322,760      (4,896,185)      (636,306)        93,605
                                                                                            -
       TOTAL DEFICIT                                                  322,760      (3,746,185)      (173,986)        93,605
                                                                                            -
                                                                                            -
                                                                      263,799       1,987,263         79,813              -


DRINKS AMERICAS, INC
COMBINING PRO FORMA BALANCE SHEETS
AS OF SEPTEMBER 30, 2004
                                                                       ADJUSTED        DRINKS         GOURMET       PROFORMA
..                                                                         MAX            MAX           GROUP        CONSOLID.
                                                                        MIXERS         CONSOL

                                         ASSETS
CURRENT ASSETS

     Cash and cash equivalents                                            670          37,609          3,206         40,815
     Accounts receivable (less allowances of 50,000)                        -          83,194                        83,194
     Due from factor  (less allowances of 12,000)                           -          51,070                        51,070
     Inventories                                                          111         784,513                       784,513
     Other current assets                                              52,727         238,972                       238,972
     Intercompany drinks                                                    -               -                             -
     Intercompany mixers                                                    -               -                             -
           TOTAL CURRENT ASSETS                                        53,509       1,195,359          3,206      1,198,565
                                                                            -
PROPERTY AND EQUIPMENT, at cost                                        43,840         145,127                       145,127
  LESS ACCUMULATED DEPRECIATION                                       (17,536)        (47,808)                      (47,808)
                                                                            -
     PROPERTY AND EQUIPMENT, net                                       26,304          97,319              -         97,319
                                                                            -
INVESTMENT IN DRINKS                                                        -
INVESTMENT IN MIXERS                                                        -
                                                                            -
INVESTMENTS IN EQUITY METHOD INVESTEES                                      -           9,982                         9,982
INTANGIBLES                                                                 -         734,757                       734,757
OTHER                                                                       -          29,659                        29,659
                                                                            -
                                                                       79,813       2,067,075          3,206      2,070,281

                                            LIABILITIES

CURRENT LIABILITIES
     Accounts payable                                                  54,548       1,700,801                     1,700,801
     Due to sellers of investments and distribution rights                  -          38,585                        38,585
     Loans payable                                                     74,392       1,922,646       (879,315)     1,043,331
     Accrued expenses                                                   7,945       2,231,610         41,255      2,272,865
     Intercompany max                                                  23,309               -                             -
     Intercompany payables drinks/max                                       0               0                             0
           TOTAL CURRENT LIABILITIES                                  160,194       5,893,642       (838,060)     5,055,582
                                                                            -
     10%convertible debentures payable                                      -                        887,500        887,500
                                                                            -
MEMBERS' DEFICIT                                                            -
      Common stock                                                          -       1,612,320         40,586      1,612,320
      Par value discount                                                    -                         (4,845)       (46,234)
      Additional paid in capital                                            -                      3,515,194
     Members' contributions                                           462,320
                                                                            -
     Accumulated deficit                                             (542,701)     (5,438,886)    (3,597,169)    (5,438,886)
                                                                            -
       TOTAL DEFICIT                                                  (80,381)     (3,826,566)       (46,234)    (3,872,800)


                                                                       79,813       2,067,076          3,206      2,070,282

MAXMILLIAN PARTNERS, LLC AND SUBSIDIARIES
COMBINING STATEMENT OF OPERATIONS
FIVE MONTHS ENDED SEPTEMBER 30, 2004


                                                      MAXMILLIAN        DRINKS         MAXMILLIAN
                                                      PARTNERS,        AMERICAS          MIXERS,
                                                         LLC             INC.              LLC          ELIMINATION

       REVENUES
          GROSS SALES                                                1,006,720
           RETURNS & ALLOWANCES                                        (89,133)

              TOTAL                                         -          917,588                 -               -

       COST OF SALES                                                   773,049

       GROSS PROFIT                                         -          144,539                 -               -

       SELLING AND MARKETING                                           454,983

          BRAND CONTRIBUTION                                -         (310,445)                -               -

       CORPORATE OVERHEAD                              13,281          808,927             4,475
       EXECUTIVE COMP, CONSULT, MKT                                    434,550
          EBITDA                                      (13,281)      (1,553,921)           (4,475)              -

       OTHER ITEMS
           LOSS IN EQUITY INVESTMENT                                                                           -
          MINORITY INTEREST
          INTEREST                                     11,522           14,110
          DEPRECIATION & AMORTIZATION                                   11,000
          LOSS ON BUSINESS EXPANSION
                                                       11,522           25,110                 -               -

       NET LOSS                                       (24,803)      (1,579,031)           (4,475)

       DEFICIT AT BEGINNING                        (2,745,537)      (3,639,914)         (631,831)       (330,781)

       DEFICIT AT END                              (2,770,340)      (5,218,945)         (636,306)       (330,781)





MAXMILLIAN PARTNERS, LLC AND SUBSIDIARIES
COMBINING STATEMENT OF OPERATIONS
FIVE MONTHS ENDED SEPTEMBER 30, 2004

                                         MAXMILLIAN         2 months        3 months
                                          PARTNERS,         ended           ended
                                             LLC           30-Jun-04       30-Sep-04
                                       & SUBSIDIARIES

       REVENUES
          GROSS SALES                    1,006,720          408,691           598,029
           RETURNS & ALLOWANCES            (89,133)         (48,425)          (40,708)

              TOTAL                        917,588          360,267           557,321

       COST OF SALES                       773,049          316,831           456,218

       GROSS PROFIT                        144,539           43,435           101,103

       SELLING AND MARKETING               454,983          142,922           312,061

          BRAND CONTRIBUTION              (310,445)         (99,487)         (210,958)

       CORPORATE OVERHEAD                  826,683          372,075           454,608          5,387            3,735
       EXECUTIVE COMP, CONSULT, MKT        434,550          132,800           301,750
          EBITDA                        (1,571,678)        (604,361)         (967,316)        (5,387)          (3,735)

       OTHER ITEMS
           LOSS IN EQUITY INVESTMENT             -
          MINORITY INTEREST                      -
          INTEREST                          25,632           11,502            14,130
          DEPRECIATION & AMORTIZATION       11,000            4,400             6,600
          LOSS ON BUSINESS EXPANSION             -
                                            36,632           15,902            20,730

       NET LOSS                         (1,608,309)        (620,263)         (988,046)        (5,387)          (3,735)    (997,168)

       DEFICIT AT BEGINNING             (6,686,501)      (6,686,501)       (7,306,764)

       DEFICIT AT END                   (8,294,810)      (7,306,764)       (8,294,810)        (5,387)      (8,303,932)



                       GOURMET GROUP, INC. AND SUBSIDIARY
                          Notes to Financial Statement

1. Nature of Business and Organization

Gourmet Group, Inc., formerly known as Seair Group, Inc. (Seair), a Nevada corporation, and its wholly owned subsidiary, World Seair Corporation (a dormant corporation with no operations) are collectively referred to as the Company. The Company is presently dormant.

2. Summary of Significant Account Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated, unaudited financial statements as at and for the three months ended September 30, 2004 include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation. The accompanying unaudited financial statements as at and for the three months ended September 30, 2004 include the accounts of the Company. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of September 30, 2004 and the consolidated results of operations and cash flows for the three months ended September 30, 2004 and the result of operations and cash flows for the three months ended September 30, 2004, The results of consolidated operations for the three months ended September 30, 2004 and the result of operations for the three months ended September 30, 2003 are not necessarily indicative of results to be expected for the full year. The June 30, 2004 balance sheet was derived from the audited financial statements included in the Company's report on Form 10-KSB for the year ended June 30, 2004 and should be read in conjunction therewith.

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

10% Convertible Debentures Payable

Arising out of the transaction described below under "Commitments, Contingencies and Subsequent Events", on June 21, 2004, the Company initiated a private placement to accredited investors only, of 10% convertible debentures in an aggregate amount of up to $1.5 million. As of June 30, 2004, $150,000 has been raised and as of September 27, 2004 $762,500 has been raised. Pursuant to the terms of the offering, all proceeds of the offering have been lent to Drinks, as per a borrowing arrangement with the issuance of promissory notes payable to the Company bearing interest at 10% per annum. The principal amount of the notes shall each be payable in eight equal quarterly installments, together with accrued interest, commencing one year from each note's issuance date. Accrued interest on each promissory note will be payable in full, one year from the note's issuance date. As of balance sheet date, the Company has lent Drinks $45,000 and subsequent to balance sheet date additional amounts to a total of $788,192.

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

In addition to the convertible debentures, the Company, on July 9, 2004, executed a promissory note with a Fredrick Schulman, as agent, as lender, bearing interest at 10% per annum payable quarterly, and with principal, in whole or in part, payable upon demand, in the maximum principal amount of $250,000. Such note allows the Company to draw down up to the maximum amount for a 120 day period, solely for the purpose of lending any such sums to Drinks Americas, Inc. for its working capital needs.

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

OVERVIEW

The Company is a dormant holding company and is working to acquire an operating business through purchase or merger. As described under "Commitments, Contingencies and Subsequent Events", the Company is proceeding to attempt a share exchange with Drinks Americas, Inc. Pro-forma financial information on Drinks is included herein in anticipation of the combination of the Company and Drinks.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146, which will be effective for exit or disposal activities initiated after December 31, 2002, is not expected to have a material impact on the company results of operation, financial position or cash flows.

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

RESULTS OF OPERATIONS - PERIOD ENDED SEPTEMBER 30, 2004

The Company did not have any income for the period ended September 30, 2004. Since inception, the Company has not generated income from operations or net income, nor has it generated cash from operations. As such, the Company`s operations have been funded primarily by equity and debt financings. Management believes that the Company will continue to be dependent on equity financings.

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

                               Gourmet Group, Inc.





Date: November 15, 2004        By:  /s/  Fredrick  Schulman
                                    -----------------------
                                    Fredrick Schulman
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)