Form 10-Q
period 2004-12-31
GOURMET GROUP INC
filed 2005-02-16
CIK 873540

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 2004

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of December 31, 2004, is 40,586,993.

                                     PART 1

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       GOURMET GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                 December 31,       June 30,
                                                     2004             2004
                                                 (Unaudited)        (Audited)
                                                -------------    -------------
                              ASSETS

Current Assets
   Cash                                         $         211    $     110,158
   Other receivables                                   38,121               --
   Due from Drinks Americas, Inc.                     962,500           40,250
                                                -------------    -------------
       Total current assets                         1,000,832          150,408

                                                -------------    -------------
                                                $   1,000,832    $     150,408
                                                =============    =============

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES

Current Liabilities
   Income taxes payable                         $          --    $         455
   Accrued expenses                                    50,900           40,800
   Interest payable                                    38,121               --
   Loans payable stockholder                            7,289               --
                                                -------------    -------------
        Total current liabilities                      96,310           41,255
                                                -------------    -------------

10% Convertible debentures payable                    962,500          150,000
                                                -------------    -------------

STOCKHOLDERS' DEFICIENCY

   Common Stock, $0.001 par value;
     50,000,000 shares authorized;
     issued and outstanding, 40,586,993 sh             40,586           40,586
   Par value discount                                  (4,845)          (4,845)
   Additional paid-in capital                       3,515,194        3,515,194
   Accumulated deficit                             (3,608,913)      (3,591,782)
                                                -------------    -------------
                                                      (57,978)         (40,847)
                                                -------------    -------------
                                                $   1,000,832    $     150,408
                                                =============    =============

             See the accompanying notes to the financial statements.

                       GOURMET GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Six and Three Months Ended December 31,

                               Six months                Three months
                           ended December 31           ended December 31
                           2004          2003          2004          2003
                         ---------     ---------     ---------     ---------
                        (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)

General and
  administrative exp.    $  17,131     $  18,714     $  11,744     $   9,903
                         ---------     ---------     ---------     ---------

Other income (expense)
   Interest income          38,121            --        24,722            --
   Interest expense        (38,121)           --       (24,722)           --
                         ---------     ---------     ---------     ---------
                                --            --            --            --
                         ---------     ---------     ---------     ---------
Loss before income
  tax expense              (17,131)      (18,714)      (11,744)       (9,903)


NET LOSS                 $ (17,131)    $ (18,714)    $ (11,744)    $  (9,903)
                         =========     =========     =========     =========

Net loss per share -
  basic and diluted      $      --     $      --     $      --     $      --

             See the accompanying notes to the financial statements.

                       GOURMET GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the six months ended December 31,

                                                        2004            2003
                                                    (Unaudited)     (Unaudited)
                                                    -----------     -----------
Cash flows from operating activities
  Net Loss                                           $  (17,131)     $  (18,714)
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Changes in operating assets and liabilities
       Due from Drinks Americas, Inc.                  (922,250)             --
       Other receivables                                (38,121)             --
       Interest payable                                  38,121              --
       Accrued expenses                                  10,100            (279)
       Income taxes payable                                (455)           (910)
                                                    -----------     -----------
   Net cash used in operating activities               (929,736)        (19,903)
                                                    -----------     -----------

Cash flow from financing activities:
    Proceeds from issuance of common stock                   --          20,000
    Proceeds from issuance of long-term debt            812,500              --
    Loan Payable                                          7,289
                                                    -----------     -----------
  Net cash provided by financing activities             819,789          20,000
                                                    -----------     -----------

Net increase in cash and equivalents                   (109,947)             97
Cash and equivalents, beginning of year                 110,158             404
                                                    -----------     -----------
Cash and equivalents, end of year                   $       211     $       501
                                                    ===========     ===========

Supplemental disclosures of cash flow information:

   Income taxes paid                                $       455     $        --
                                                    ===========     ===========

             See the accompanying notes to the financial statements

                       GOURMET GROUP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                       Six months ended December 31, 2004

                                                    COMMON STOCK                          ADDITIONAL                      TOTAL
                                               -------------------------     PAR VALUE     PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                                  SHARES         AMOUNT      DISCOUNT      CAPITAL        DEFICIT         EQUITY
                                               ------------------------------------------------------------------------------------
Balance at June 30, 2004                        40,586,993      $ 40,586     $ (4,845)   $ 3,515,194   $ (3,591,782)     $ (40,847)

Net loss - six months ended December 31, 2004           --            --           --             --        (17,131)       (17,131)
                                               ------------------------------------------------------------------------------------

Balance at December 31, 2004                    40,586,993      $ 40,586     $ (4,845)   $ 3,515,194   $ (3,608,913)     $ (57,978)
                                               ====================================================================================

                 DRINKS AMERICAS HOLDINGS, LTD AND SUBSIDIARIES
                      PRO FORMA CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 2004

ASSETS

Current Assets:
     Cash                                                                25,190
     Accounts receivable, net of allowance                               71,321
     Due from factor, net of allowance                                   53,238
     Inventories                                                        727,339
     Other current assets                                               154,181
                                                                 --------------

            Total current assets                                      1,031,269

Property and Equipment, at cost less accumulated
  depreciation and amortization                                         123,544

Investment in Equity Investees                                           29,156

Intangibles and deferred charges                                        705,394

Other                                                                    24,990
                                                                 --------------

                                                                      1,914,353
                                                                 ==============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
     Accounts payable                                                 2,161,802
     Notes and loans payable                                          1,208,161
     Accrued expenses                                                 2,230,078
                                                                 --------------

          Total current liabilities                                   5,600,041
                                                                 --------------

10% Convertible debentures payable                                      962,500
                                                                 --------------

Shareholders' Deficiency

   Preferred Stock, $0.001 par value; 1,000,000
     shares authorized                                                       --
   Common Stock, $0.001 par value; 100,000,000
     authorized; issued and outstanding
     49,222,491 shares                                                   49,223
   Additional paid-in capital                                         4,370,203
   Accumulated deficit                                               (9,067,614)
                                                                 --------------
                                                                     (4,648,188)
                                                                 --------------

                                                                      1,914,353
                                                                 ==============

                DRINKS AMERICAS HOLDINGS, LTD. AND SUBSIDIARIES
                PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                  SIX AND THREE MONTHS ENDED DECEMBER 31, 2004

                                                    SIX MONTHS     THREE MONTHS
                                                       ENDED           ENDED
                                                     31-Dec-04      31-Dec-04
                                                   ------------    ------------

Net sales                                             1,298,185         740,864

Cost of products sold                                   899,492         443,274
                                                   ------------    ------------

     Gross profit                                       398,693         297,590

Selling, general and administrative expenses          2,004,906         927,364
                                                   ------------    ------------

     Operating (loss)                                (1,606,212)       (629,774)

Other expenses (net):                                   113,790          93,060
                                                   ------------    ------------

          Net (loss)                                 (1,720,002)       (722,834)
                                                   ============    ============

Net (loss) Per Share                                    (.03)           (.01)

                 DRINKS AMERICAS HOLDINGS, LTD AND SUBSIDIARIES
                     PRO FORMA CONSOLIDATING BALANCE SHEETS
                            AS OF DECEMBER 31, 2004

                                                         MAXMILLIAN      GOURMET GROUP,
                                                          PARTNERS         INC. AND                         PRO FORMA
                                                         & AFFILIATE       SUBSIDIARY                      CONSOLIDATED
                                                         12/31/2004        31-Dec-04        ADJUSTMENTS     12/31/2004
                                                      ----------------  ----------------   -------------  --------------
ASSETS

Current Assets:
     Cash                                                       24,979               211                          25,190
     Accounts receivable, net of allowance                      71,321                                            71,321
     Due from Drinks Americas, Inc.                                              962,500        (962,500)             --
     Due from factor, net of allowance                          53,238                                            53,238
     Inventories                                               727,339                                           727,339
     Other current assets                                      154,181            38,121         (38,121)        154,181
                                                      ----------------  ----------------   -------------  --------------

            Total current assets                             1,031,058         1,000,832      (1,000,621)      1,031,269

Property and Equipment, at cost less accumulated
     depreciation and amortization                             123,544                                           123,544

Investment in Equity Investees                                  29,156                                            29,156

Intangibles and deferred charges                               764,534                           (59,140)        705,394

Other                                                           24,990                                            24,990
                                                      ----------------  ----------------   -------------  --------------

                                                             1,973,282         1,000,832      (1,059,761)      1,914,353
                                                      ================  ================   =============  ==============

LIABILITIES AND MEMBERS' DEFICIT

Current Liabilities:

     Accounts payable                                        2,161,801                                 1       2,161,802
     Notes and loans payable                                 1,200,872             7,289     `                 1,208,161
     Accrued expenses                                        2,179,178            89,021         (38,121)      2,230,078
                                                      ----------------  ----------------   -------------  --------------

          Total current liabilities                          5,541,851            96,310         (38,120)      5,600,041

Convertible notes payable                                      962,500           962,500        (962,500)        962,500
                                                      ----------------  ----------------   -------------  --------------
          Total liabilities                                  6,504,351         1,058,810      (1,000,620)      6,562,541
                                                      ----------------  ----------------   -------------  --------------


SHAREHOLDERS/MEMBERS DEFICIT
  Common stock/Members contributions                         4,478,566            40,586      (4,469,929)         49,223
  Discount from par value                                                         (4,845)          4,845              --
  Additional paid-in capital                                                   3,515,194         855,009       4,370,203
  Accumulated deficit                                       (9,009,636)       (3,608,913)      3,550,935      (9,067,614)
                                                      ----------------  ----------------   -------------  --------------

                                                            (4,531,070)          (57,978)        (59,140)     (4,648,188)
                                                      ----------------  ----------------   -------------  --------------

                                                             1,973,282         1,000,832      (1,059,760)      1,914,353
                                                      ================  ================   =============  ==============

                DRINKS AMERICAS HOLDINGS LTD., AND SUBSIDIARIES
                PRO FORMA CONSOLIDATING STATEMENTS OF OPERATIONS
              SIX MONTHS AND THREE MONTHS ENDED DECEMBER 31, 2004

                                                MAXMILLIAN       GOURMET GROUP
                                                 PARTNERS          INC AND                           PRO FORMA
                                               & AFFILIATE        SUBSIDIARY                       CONSOLIDATED
                                              6 MONTHS ENDED    6 MONTHS ENDED                    6 MONTHS ENDED
                                                12/31/2004        12/31/2004      ADJUSTMENTS       12/31/2004
                                             ----------------  ----------------  -------------   ----------------
Net sales                                           1,298,185                               --          1,298,185

Cost of products sold                                 899,492                                             899,492
                                             ----------------  ----------------  -------------   ----------------

     Gross profit                                     398,693                --             --            398,693

Selling, general and administrative expenses        1,987,775            17,131                         2,004,906
                                             ----------------  ----------------  -------------   ----------------

     Operating (loss)                              (1,589,081)          (17,131)            --         (1,606,212)

Other expenses (net):                                 113,790                               --            113,790
                                             ----------------  ----------------  -------------   ----------------

          Net (loss)                               (1,702,871)          (17,131)            --         (1,720,002)
                                             ================  ================  =============   ================

                                                MAXMILLIAN       GOURMET GROUP
                                                 PARTNERS           INC AND                          PRO FORMA
                                                & AFFILIATE       SUBSIDIARY                       CONSOLIDATED
                                              3 MONTHS ENDED    3 MONTHS ENDED                    3 MONTHS ENDED
                                                12/31/2004        12/31/2004      ADJUSTMENTS       12/31/2004
                                             ----------------  ----------------  -------------   ----------------
Net sales                                             740,864                               --            740,864

Cost of products sold                                 443,274                                             443,274
                                             ----------------  ----------------  -------------   ----------------

     Gross profit                                     297,590                --             --            297,590

Selling, general and administrative expenses          915,620            11,744                           927,364
                                             ----------------  ----------------  -------------   ----------------

     Operating (loss)                                (618,030)          (11,744)            --           (629,774)

Other expenses (net):                                  93,060                               --             93,060
                                             ----------------  ----------------  -------------   ----------------

          Net (loss)                                 (711,090)          (11,744)            --           (722,834)
                                             ================  ================  =============   ================

                       GOURMET GROUP, INC. AND SUBSIDIARY
                          Notes to Financial Statements

1. Nature of Business and Organization

Gourmet Group, Inc., formerly known as Seair Group, Inc. (Seair), a Nevada corporation, and its wholly owned subsidiary, World Seair Corporation (a dormant corporation with no operations) are collectively referred to as the Company. The Company is presently dormant.

2. Summary of Significant Account Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated, unaudited financial statements as at and for the six and three months ended December 31, 2004 include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of December 31, 2004 and the consolidated results of operations and cash flows for the six and three months ended December 31, 2004 and 2003 respectively. The results of consolidated operations for the six and three months ended December 31, 2004 and 2003, respectively, are not necessarily indicative of results to be expected for the full year. The June 30, 2004 balance sheet was derived from the audited financial statements included in the Company's report on Form 10-KSB for the year ended June 30, 2004 and should be read in conjunction therewith.

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

Loss Per Share

Loss per share has been calculated in accordance with the provisions of SFAS No-128, "Earnings Per Share." The basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Due to the Company's net loss, diluted loss per share is the same as basic since the effect of considering outstanding common share equivalents would be antidilutive.

Other Current Assets

Other current assets represents advances made to Drinks Americas, Inc. ("Drinks) pursuant to a definitive agreement with Drinks.

10% Convertible Debentures Payable

Arising out of the transaction described below under "Commitments, Contingencies and Subsequent Events", on June 21, 2004, the Company initiated a private placement to accredited investors only, of 10% convertible debentures in an aggregate amount of up to $1.5 million. As of December 31, 2004, $962,500 was raised. Pursuant to the terms of the offering, all proceeds of the offering have been lent to Drinks, as per a borrowing arrangement with the issuance of promissory notes payable by Drinks to the Company bearing interest at 10% per annum. The principal amount of the debentures are each payable in eight equal quarterly installments, together with accrued interest, commencing one year from each debenture's issuance date. Accrued interest on each debenture is payable in full, one year from the debenture's issuance date.

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

Commitments, Contingencies and Subsequent Events

On June 9, 2004, the Company executed a definitive agreement for share exchange with shareholders of Drinks for an exchange of shares that would result in Drinks becoming a subsidiary of the Company. Pursuant to a definite agreement of share exchange, the shareholders of Drinks will, at closing, acquire 88% of the then outstanding shares of the Company in return for their shares of Drinks. Following the share exchange and related transactions, the current shareholders of the Company will end up owning only approximately 8% of the Company. The definitive agreement has various conditions to closing and also obligates the Company to amend its Articles of Incorporation to (i) change the name of the Company to that of Drinks Americas Holdings, Ltd., (ii) change the state of organization from Nevada to Delaware, (iii) effect a 10 for 1 reverse split of the common stock of the Company so that every ten shares owned by the present shareholders will be converted to one share, (iv) increase the authorized number of shares from 50 million to 100 million, and (v) authorize the issuance of up to 1,000,000 shares of "blank check" preferred stock.

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 2004 and 2003, and THREE MONTHS ENDED DECEMBER 31, 2004 and 2003

The Company did not have any income for both the six and three months ended December 31, 2004 and 2003. Since inception, the Company has not generated income from operations or net income, nor has it generated cash from operations. As such, the Company`s operations have been funded primarily by equity and debt financings. Management believes that the Company will continue to be dependent on equity financings.

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

                               Gourmet Group, Inc.


Date: February 15, 2005        By:  /s/  Fredrick  Schulman
                                    -------------------------------------
                                    Fredrick Schulman
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)