Form 10QSB
period 2005-01-31
DRINKS AMERICAS HOLDINGS, LTD
filed 2005-03-22
CIK 873540

DRINKS AMERICAS HOLDINGS, LTD
                                AND SUBSIDIARIES

                                   FORM 10-QSB

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2005

                                TABLE OF CONTENTS



PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited)

                    Consolidated Balance Sheet
                    Consolidated Statements of Operations
                    Consolidated Statements of Cash Flows
                    Notes to Consolidated Statements

                    Introduction to Pro Forma Consolidated Financial Information Pro Forma Consolidated Balance Sheet
                    Pro Forma Consolidated Statements of Operations
                    Pro Forma Consolidated Statements of Operations
Item 2.          Management Discussion and Analysis of Financial Condition
                    And Results of Operations
Item 3.          Controls and Procedures

PART II          OTHER INFORMATION

Item 1.          Legal Proceedings
Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.          Defaults Upon Senior Securities
Item 4.          Submission of Matters to a Vote of Security Holders
Item 6.          Exhibits

                                EXPLANATORY NOTE

      Unless otherwise indicated or the context otherwise requires, all references in this Report on Form 10-QSB to "we", "us", "our" and the Company are to Drinks Americas Holdings, Ltd., a Delaware corporation and formerly Gourmet Group, Inc., a Nevada corporation, and its wholly owned subsidiaries Drinks Americas Inc., and Maxmillian Mixers, LLC.

      Cautionary Notice Regarding Forward Looking Statements

      We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This Report on Form 10-QSB contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, products future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

      Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Factors Relating to Our Company and Our Business" as well as those discussed elsewhere in this Report, and the risks to be discussed in our next Annual Report on Form 10-KSB and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART 1 FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DRINKS AMERICAS HOLDINGS, LTD., AND SUBSIDIARIES
(FORMERLY MAXMILLIAN PARTNERS, LLC, AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEET
AS OF JANUARY 31, 2005
(UNAUDITED)

ASSETS

Current Assets:
     Cash                                                           $     7,450
     Accounts receivable, net of allowance                               25,488
     Due from factor, net of allowance                                   77,890
     Inventories                                                        677,034
     Other current assets                                               151,944
                                                                    -----------

            Total current assets                                        939,805

Property and Equipment, at cost less accumulated
  depreciation and amortization of                                      105,126

Investment in Equity Investees                                           30,763

Intangibles and deferred charges                                        803,563

Other                                                                    25,494
                                                                    -----------

                                                                    $ 1,904,750
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:

     Accounts payable                                               $ 2,140,215
     Notes and loans payable                                          1,202,512
     Accrued expenses                                                 2,313,330
                                                                    -----------

          Total current liabilities                                   5,656,057

Convertible notes payable                                             1,062,500
                                                                    -----------

          Total liabilities                                           6,718,557

Shareholders' deficiency

  Preferred Stock, $0.001 par value; 1,000,000 shares authorized
  Common Stock, $0.001 par value; 100,000,000 authorized:
    issued and outstanding 43,363,792 shares                             43,364
  Additional paid-in capital                                          4,435,202
  Accumulated deficit                                                (9,292,373)
                                                                    -----------
                                                                     (4,813,807)
                                                                    -----------

                                                                    $ 1,904,750
                                                                    ===========


See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD. AND SUBSIDIARIES
(FORMERLY MAXMILLIAN PARTNERS, LLC AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                    NINE MONTHS ENDED                 THREE MONTHS ENDED
                                                       JANUARY 31,                       JANUARY 31,
                                               ----------------------------    ----------------------------
                                                      2005           2004            2005             2004
                                               ------------    ------------    ------------    ------------
Net sales                                      $  1,721,382    $    963,799    $    396,649    $    356,589

Cost of products sold                             1,271,395         743,103         288,663         260,005
                                               ------------    ------------    ------------    ------------

     Gross profit                                   449,987         220,696         107,986          96,584

Selling, general and administrative expenses      2,944,583       2,370,307         873,815         959,632
                                               ------------    ------------    ------------    ------------

     Operating (loss)                            (2,494,596)     (2,149,611)       (765,829)       (863,048)

Other expenses (net):                               111,276           5,886          52,087           3,758
                                               ------------    ------------    ------------    ------------

          Net (loss)                             (2,605,872)   $ (2,155,496)   $   (817,916)   $   (866,806)
                                               ============    ============    ============    ============



Net (loss) per share (Basic and Diluted)       $      (0.06)          (0.05)          (0.02)          (0.02)
                                               ============    ============    ============    ============

Weighted average number of common shares:
         Basic                                   43,347,314      40,124,810      43,363,792      41,506,718
                                               ============    ============    ============    ============
         Diluted                                 44,126,551      40,124,810      44,658,236      41,506,718
                                               ============    ============    ============    ============


See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND SUBSIDIARIES
(FORMERLY MAXMILLIAN PARTNERS, LLC AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JANUARY 31, 2005 & 2004


                                                                2005            2004
                                                             (UNAUDITED)     (UNAUDITED)
                                                             ------------   -----------
Cash Flows From Operating Activities:
     Net loss                                                $(2,605,872)   $(2,155,496)
     Adjustments to reconcile net loss to net cash used in
       operating activities
            Depreciation and amortization                         41,545         26,817
            Stock issued for services of vendor                    1,200
            Barter sales                                        (115,729)
            Changes in assets and liabilities:
              Accounts receivable                                 88,927         63,844
              Due from factor                                    (43,757)       (19,819)
              Inventories                                        179,223       (374,344)
              Other current assets                               (20,061)       (58,107)
              Accounts payable                                   301,212        658,590
              Accrued expenses                                   792,436        785,215
                                                             -----------    -----------

                  Net cash (used in)
                    operating activities                      (1,380,876)    (1,073,301)
                                                             -----------    -----------

Cash Flows From Investing Activities:
     Acquisition of property and equipment                       (30,150)            --
     Increase in equity method investee                          (20,781)        (8,000)
     Acquisition of intangibles and deferred charges            (100,141)      (100,000)
     Other                                                             0          9,406
                                                             -----------    -----------

                 Net cash (used in) investing activities        (151,071)       (98,595)
                                                             -----------    -----------

Cash Flows From Financing Activities:
     Proceeds from equity investors                                             702,000
     Proceeds from notes and loans                             1,653,398        589,393
     Reduction of notes and loans                               (217,769)      (190,765)
                                                             -----------    -----------


                 Net cash provided by financing activities     1,435,629      1,100,628
                                                             -----------    -----------

                 Net (decrease) in cash                          (96,318)       (71,268)

Cash beginning                                                   103,768         93,904
                                                             -----------    -----------

Cash ending                                                  $     7,450    $    22,636
                                                             ===========    ===========

Supplemental Disclosure of Cash Flow Information
     Cash paid for interest                                       24,270             --
                                                             ===========    ===========


See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND SUBSIDIARIES
(FORMERLY MAXMILLIAN PARTNERS LLC, AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Significant accounting policies

      (a) Basis of presentation

      On March 9, 2005 the shareholders of Drinks Americas, Inc. ("Drinks Americas") a company engaged in the business of importing and distributing unique, premium alcoholic and non-alcoholic beverages associated with icon entertainers, sports figures, celebrities and destinations, to beverage wholesalers throughout the United States, acquired control of our company (Gourmet Group, Inc.), which had become a Delaware corporation just prior to the acquisition, changing its name to Drinks Americas Holdings, Ltd. As of such date we issued approximately 88% of our outstanding common shares to the common shareholders of Drinks Americas, and to the members of its affiliate Maxmillian Mixers, LLC for all of the outstanding Drinks Americas' common shares and Maxmillian Mixers' membership units, respectively. As a result Maxmillian Partners, LLC, which owned 99% of the outstanding Drinks Americas common shares and approximately 55% of the outstanding membership units became our controlling shareholder.

      For financial accounting purposes this business combination has been treated as a reverse acquisition, or a recapitalization of Maxmillian Partners, LLC and its subsidiaries, Drinks Americas and Maxmillian Mixers, LLC (collectively, Drinks Americas). The historical financial statements prior to the acquisition will be those of Drinks Americas, which has an April 30th fiscal year end, and the financial statements subsequent to the acquisition will reflect the consolidation with our two subsidiaries. Common shares outstanding and weighted average number of common shares used to compute loss per share in the Drinks Americas' financial statements, reflect the equivalent number of our common shares issued in exchange for Drinks Americas shares and Maxmillian Mixers units at those dates. Maxmillian Partners has transferred all of its net assets to Drinks Americas and forgiven intercompany indebtedness, all of which has been eliminated in the consolidation of their financial statements. Maxmillian Partners' separately stated historical results of operations, other than intercompany transactions, are not material.

      The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States except the notes to consolidated financial statements do not necessarily contain all of the disclosures that are required. However in the opinion of management, all adjustments, including normal recurring adjustments necessary for a fair presentation of the consolidated financial position and results of operations have been made. Further these financial statements have been prepared under the assumption that we will continue as a going concern. Drinks Americas has sustained significant operating losses since its inception and our ability to continue in operation will depend upon additional financing and increased sales of our products during the next year as described further in the notes to consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations. Accordingly these financial statements do not include those adjustments to assets and liabilities which would be necessary if we were not able to continue as a going concern.

      (b) Nature of business

      Through our wholly-owned subsidiary, Drinks Americas, we import, distribute and market unique, premium alcoholic and non-alcoholic beverages associated with icon entertainers, sports figures, celebrities and destinations, to beverage wholesalers throughout the United States.

      (c) Use of estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Accordingly, actual results may differ from those estimates.

2.    Inventories

               Raw materials                        $135,053
               Finished goods                        541,981
                                                    --------
                                                    $677,034
                                                    ========

3.    Notes and Loans Payable

               Secured and unsecured obligations to officers,
                 directors and shareholders                        $  989,195
               Private placement convertible notes                    962,500
               Unsecured bank note payable                            200,000
               Other loan anticipated to be converted                 100,000
               Other                                                   13,317
                                                                   ----------

                                                                     2,265,012
               Less current portion                                  1,202,512
                                                                   -----------

               Non-current portion                                 $ 1,062,500

      Because management fully expects the convertible noteholders and another individual, who loaned us $100,000 in January 2005, to convert the entire principal obligation into additional common shares, the balance owed to them has been classified as non-current.

4.    Accrued expenses

               Payroll and consulting fees owed to officers,
                 directors and shareholders                          $1,620,476
               All other payroll                                        437,198
               Interest                                                  58,987
               All other                                                196,469
                                                                     ----------

                                                                     $2,313,130

5.    Shareholders' Deficiency

      As of the date of our acquisition we had no employee stock option or incentive plans, and have not since, adopted any employee stock option plans.

6.    Loss per share

      Weighted average number of diluted common shares for the periods include the equivalent number of shares from the convertible note holders and another individual lender. These shares were not included in diluted loss per share for the periods reported as their inclusion would be anti-dilutive.

7.    Related Party Transactions

      For the nine months ended January 31, 2005 and 2004 we incurred interest expense on loans due to one of our significant beneficial shareholders totaling $39,704 and $13,886, respectively.

      For the nine months ended January 31, 2005 and 2004 we incurred royalty expenses payable to Old Whiskey River Distilling, LLC, an entity we own a 25% equity interest in totaling $61,325 and $82,729, respectively.

8.    Sales Concentration

      For the nine months ended January 31, 2005 one customer accounted for 15.5% of our sales compared to 18.7% of our sales for the nine months ended January 31, 2004. For the three months ended January 31, 2005 and 2004, that same customer and another accounted for 20.6% and 17.6% of our sales (fiscal
2005) and 29.6% and 12.6% (fiscal 2004), respectively.

Introduction to Pro Forma Financial Statements:

      On March 9, 2005 we acquired all of the outstanding common shares and membership units in Drinks Americas, Inc. and its affiliate Maxmillian Mixers, LLC, respectively, by issuing approximately 88% of our outstanding common shares to the shareholders and members (the substantial portion being issued to Maxmillian Partners, LLC, the 99% shareholder in Drinks Americas and the majority member in Maxmillian Mixers). Immediately prior to the acquisition of Drinks Americas and Maxmillian Mixers, by way of a merger into a newly formed Delaware corporation, we became a Delaware corporation, changed our name to Drinks Americas Holdings, Ltd. from Gourmet Group, Inc., effectively reverse split our outstanding shares one-for-ten, and authorized up to 1,000,000 shares of "blank check" preferred stock in our certificate of incorporation.

      As discussed in the notes to unaudited financial statements included in the Report, this reverse acquisition is being accounted for as a recapitalization of Maxmillian Partners, LLC and its subsidiaries (Drinks Americas, Inc and Maxmillian Mixers, LLC) with Maxmillian Partners, LLC as the acquirer, and accordingly all comparative historical financial statements will be those of Maxmillian Partners, LLC and subsidiaries, which has a fiscal year ending on April 30th.

      The accompanying pro forma consolidated balance sheet as of January 31, 2005 and the pro forma consolidated statements of operations and cash flows for the nine and three months ended January 31, 2005 and 2004 respectively, include the accounts of Maxmillian Partners, LLC and subsidiaries and Gourmet Group, Inc. (a Nevada Corporation and our predecessor corporation), as if the reverse acquisition had occurred on May 1, 2003. Because we were considered a public shell prior to this acquisition, the substantial portion of both the consolidated financial position as of January 31, 2005 and the consolidated statements of operations and statements of cash flows, are those of Maxmillian Partners, LLC and subsidiaries. These pro forma financial statements should be read in conjunction with the notes to the audited combined financial statements of Maxmillian Partners, LLC and affiliate for the years ended April 30, 2004 and 2003 as filed on Form 8-K on March 9, 2005, and the notes to consolidated financial statements as filed with this Report.

DRINKS AMERICAS HOLDINGS, LTD., AND SUBSIDIARIES
PRO FORMA CONSOLIDATED BALANCE SHEET
AS OF JANUARY 31, 2005
(UNAUDITED)

ASSETS

Current Assets:
     Cash                                                           $     7,661
     Accounts receivable, net of allowance                               25,488
     Due from factor, net of allowance                                   77,890
     Inventories                                                        677,034
     Other current assets                                               151,944
                                                                    -----------

            Total current assets                                        940,016

Property and Equipment, at cost less accumulated
  depreciation and amortization of                                      105,126

Investment in Equity Investees                                           30,763

Intangibles and deferred charges                                        703,423

Other                                                                    25,494
                                                                    -----------

                                                                    $ 1,804,821
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:

     Accounts payable                                               $ 2,140,215
     Notes and loans payable                                          1,209,800
     Accrued expenses                                                 2,364,230
                                                                    -----------

          Total current liabilities                                   5,714,245

Convertible notes payable                                             1,062,500

                                                                    -----------
          Total liabilities                                           6,776,745

Shareholders' deficiency

  Preferred Stock, $0.001 par value; 1,000,000 shares authorized
  Common Stock, $0.001 par value; 100,000,000 authorized:
    issued and outstanding 49,222,491 shares                             49,223
  Additional paid-in capital                                          4,329,203
  Accumulated deficit                                                (9,350,351)
                                                                    -----------
                                                                     (4,971,925)
                                                                    -----------

                                                                    $ 1,804,821
                                                                    ===========

DRINKS AMERICAS HOLDINGS, LTD., AND SUBSIDIARIES
PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                      NINE MONTHS ENDED             THREE MONTHS ENDED
                                                         JANUARY 31,                    JANUARY 31,
                                               ----------------------------    ----------------------------
                                                   2005             2004            2005            2004
                                               ------------    ------------    ------------    ------------


Net sales                                      $  1,721,382    $    963,799    $    396,649    $    356,589

Cost of products sold                             1,271,395         743,103         288,663         260,005
                                               ------------    ------------    ------------    ------------

     Gross profit                                   449,987         220,696         107,986          96,584

Selling, general and administrative expenses      2,961,714       2,389,021         885,559         969,535
                                               ------------    ------------    ------------    ------------

     Operating (loss)                            (2,511,727)     (2,168,325)       (777,573)       (872,951)

Other expenses (net):                               111,276           5,886          52,087           3,758
                                               ------------    ------------    ------------    ------------

          Net (loss)                             (2,623,003)   $ (2,174,210)   $   (829,660)   $   (876,709)
                                               ============    ============    ============    ============


Net (loss) per share (Basic and Diluted)       $      (0.05)          (0.05)          (0.02)          (0.02)
                                               ============    ============    ============    ============

Weighted average number of common shares:
         Basic                                   48,555,046      45,978,952      49,222,491      47,363,465
                                               ============    ============    ============    ============
         Diluted                                 49,985,250      45,978,952      50,516,935      47,363,465
                                               ============    ============    ============    ============

DRINKS AMERICAS HOLDINGS, LTD., AND SUBSIDIARIES
PRO FORMA CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JANUARY 31, 2005 & 2004


                                                                 2005          2004
                                                             (UNAUDITED)    (UNAUDITED)
                                                             -----------    -----------
Cash Flows From Operating Activities:
     Net loss                                                $(2,623,003)   $(2,174,210)
     Adjustments to reconcile net loss to net cash used in
       operating activities
            Depreciation and amortization                         41,545         26,817
            Stock issued for services of vendor                    1,200
            Barter sale                                         (115,729)
            Changes in assets and liabilities:
              Accounts receivable                                 88,927         63,844
              Due from factor                                    (43,757)       (19,819)
              Inventories                                        179,223       (374,344)
              Other current assets                               (20,061)       (58,107)
              Accounts payable                                   301,212        658,590
              Accrued expenses                                   738,196        785,215
                                                             -----------    -----------

                 Net cash (used in)
                   operating activities                       (1,452,247)    (1,092,015)
                                                             -----------    -----------

Cash Flows From Investing Activities:
     Acquisition of property and equipment                       (30,150)            --
     Increase in equity method investee                          (20,781)        (8,000)
     Acquisition of intangibles and deferred charges                           (100,000)
     Excess cost of acquisition                                  (36,116)
     Other                                                             0          9,406
                                                             -----------    -----------

                 Net cash (used in) investing activities         (87,047)       (98,595)
                                                             -----------    -----------

Cash Flows From Financing Activities:
     Proceeds from equity investors                                             702,000
     Proceeds from notes and loans                             1,660,687        589,393
     Reduction of notes and loans                               (217,769)      (190,765)
                                                             -----------    -----------

                 Net cash provided by financing activities     1,442,918      1,100,628
                                                             -----------    -----------

                 Net (decrease) in cash                          (96,375)       (89,982)

Cash beginning                                                   104,036         93,904
                                                             -----------    -----------

Cash ending                                                  $     7,661    $     3,922
                                                             ===========    ===========

Supplemental Disclosure of Cash Flow Information
     Cash paid for interest                                       24,270             --
                                                             ===========    ===========

See notes to consolidated financial statements

2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      The following discussion and analysis summarizes the significant factors affecting our (1) consolidated results of operations for the nine and three months ended January 31, 2005 compared to the nine and three months ended January 31, 2004 respectively, and (2) financial liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Part 1 of this Report, and the audited combined financial statements and notes included in Form 8-K, which Report was filed on March 9, 2005.

Results of Operations

      Nine months Ended January 31, 2005 compared to nine months ended January 31, 2004

      Net Sales: Net sales were $1,721,382 in the nine months ended January 31, 2005 compared to net sales of $963,799 in the nine months ended January 31, 2004. The increase of $757,783 was primarily due to (i) the introduction of Cohete Rum in August 2004, (ii) only two months of Normans Wines sales in fiscal 2004 as this brand was launched in December 2003 and
      (iii) the introduction of Old Whiskey River into additional states, together with improved pricing and sales promotion in existing markets. Our launch of our Cohete Rum brand in August 2004, was accomplished with incentive introductory pricing and discounts to our principal distributors. In November 2004 we launched the sales of Newman's Own Lightly Sparkling Fruit Juices in the New York City metropolitan area. These new product launches together with sales growth of existing brands offset a reduction in our sales of Swiss T in the nine months ended January 31, 2005, such reduction being the result of disputes, and ultimately litigation with our sole foreign supplier who has subsequently been replaced (See Legal Proceedings).

      Gross Profit: Gross profit was $449,987 in the nine months ended January 31, 2005 (26.1% of net sales), compared to gross profit of $220,896 in the nine months ended January 31, 2004 (22.9% of net sales). A substantial portion of this increase was attributable to the introduction of Cohete Rum and Normans Wines. The increase in gross profit as a percentage of net sales in the nine months ended January 31, 2005 was favorably affected by reduced costs related to Old Whiskey River Bourbon, and a reduction of sales discounts from that which existed in the nine months ended January 31, 2004. Our gross profit margins were negatively affected in the nine months ended January 31, 2005 from Swiss T inventory writedowns, and barter sales, as part of our brand management of non-alcoholic products, for which no gross profit margin was recognized.

      Selling, General and Administrative Expenses: Selling, general and administrative expenses were $2,944,583 in the nine months ended January 31, 2005, an increase of 24.2% from expenses of $2,370,307 in the nine months ended January 31, 2004. The increase was primarily due to increases in (i) payroll and payroll related expenses (ii) sales commissions, marketing and selling expenses associated with our new products (principally Cohete Rum), and (iii) factoring fees incurred under our factoring facility for the entire period in fiscal 2005 as compared to fiscal 2004 during which period our factoring facility first became functional in December 2003. Prior to December 2003 cash for our working capital needs were almost entirely provided by investor equity contributions. We then made the decision to utilize our increasing accounts receivable base as a reliable and steady source of cash and an expansion of our business, by entering into the factoring agreement, with the knowledge that there would be a higher operating cost to convert assets into cash with the factor than the operating cost being charged us by our investors.

      Other Expenses (net): Other expenses (net) were $111,276 in the nine months ended January 31, 2005 compared to $5,886 in the nine months ended January 31, 2004, which increase was attributable to additional interest expense resulting from a substantial increase in borrowings as compared to the previous period.

      Three months ended January 31, 2005 compared to three month ended January 31, 2004

      Net Sales: Net sales were $396,649 in the three months ended January 31, 2005, compared to net sales of $356,589 in the three months ended January 31, 2004. The substantial portion of the increase was due to the launching of Newman's Own Lightly Sparkling Fruit Drinks in November 2004 in the New York City metropolitan area, plus the sales growth achieved by our Old Whiskey River Bourbon and YSake brands compared to last year, offset by sales volume reductions in Swiss T and Aguila Tequila (which was introduced and sold to customers during the three months ended January 31,
      2004).

      Gross Profit: Gross profit was $107,986 in the three months ended January 31, 2005 (26.1% of net sales), compared to gross profit of $96,584 in the three months ended January 31, 2004 (27.1% of net sales). Net volume increases resulting from sales of new and existing brands described in our analysis of net sales above contributed to the increase. Our reduction in gross profit as a percentage of sales in fiscal 2005 was from introductory sales allowances on our new products.

      Selling, General and Administrative Expenses: Selling, general and administrative expenses were $873,815 in the three months ended January 31, 2005, a decrease of 8.9% from expenses of $959,632 in the three months ended January 31, 2004. Although professional legal expenditures during both periods were fairly close in amount, approximately $60,000 has been deferred as it relates directly with our reverse acquisition and accounting acquisition, whereas all legal fees incurred in fiscal 2004 were for matters requiring a charge to operations. In addition administrative salaries were lower in the fiscal 2005 period due to certain changes in key administrative positions and the resulting promotion, and assumption of chief operating officer duties by Mr. Lazo. These reductions were offset by the costs associated with increases in significantly greater factoring activity, and various other expenses.

      Other Expenses (net): Other expenses were $52,087 in the three months ended January 31, 2005, a significant increase from other expenses of $3,758 in the three months ended January 31, 2004. The significant increase was due primarily to greater interest expense in fiscal 2005 as compared to fiscal 2004 resulting from increased borrowings.

Impact of Inflation

      Inflation has not had a material effect on our results of operations.

Financial Liquidity and Capital Resources

      General:

      We have experienced net losses and negative cash flows from operations and investing activities in each of our two fiscal years, and for the nine months ended January 31, 2005. Through January 31, 2005 we had accumulated losses of $9,272,373, and had consumed cash from operating and investing activities of $6,057,786. We have financed our operations and investments to date principally through private placements of our equity and debt instruments, related party loans from our beneficial shareholders and advances under our factoring and unsecured bank credit facility.

      On June 21, 2004 we initiated a Private Placement (the "Private Placement") of convertible notes and, between June 21, 2004 and October 6, 2004, raised a total of $962,500 from accredited investors. The notes bear interest at 10% per annum, and unless converted into shares of our Common Stock at $.75 per share, shall be payable in eight equal quarterly installments, together with accrued interest, commencing one year from the issue date of each note.

      Each holder may convert the principal amount of the notes into shares of our Common Stock at a conversion price of $.75 per share for a ninety-day period commencing after our shares are traded on the OTC Bulletin Board. We can force conversion of the principal amount of the notes for shares of our Common Stock at the same conversion price if the closing bid price per share of our Common Stock on the OTC Bulletin Board for ten consecutive trading days is not less than $1.00 per share.

      A holder of a note has the right to exchange his note for a promissory note issued by Drinks Americas in the same principal amount and repayment terms as his note and on consummation of such exchange, and for a period of 180 days thereafter, a holder has the right to convert the principal amount of the Drinks Americas note into Drinks Americas common stock based on a $30,000,000 valuation such that, for example, a note with a principal balance of $300,000 would be convertible into one percent of the common stock of Drinks Americas, on a fully diluted basis.

      In July 2004, we entered into a line of credit arrangement with one of our directors (who was then Gourmet Group's president and chairman), on behalf of himself and others, for aggregate borrowings of up to $290,000 bearing interest at 10% per annum. The loan is payable on demand, and is unsecured. We do not expect to repay the principal sum until we are able to obtain additional financing. The current principal amount outstanding is $290,898, of which $118,870 was lent to us directly from our director.

      Under our factoring agreement we assign a substantial amount of our accounts receivable to a factor without recourse as to bad debts, but with recourse as to all customer claims. The agreement enables us to receive cash advances from the factor equal to 70% of the value of a customer invoice at date of invoicing. We receive the balance of an invoice at the time the invoice is paid in full to the factor less a factoring fee of generally between 2 1/2 % and 4% of the total invoice. This factoring agreement is in effect until October 1, 2005, but we have the ability to extend the agreement for an additional year as well as to terminate the agreement beyond October 1, 2005.

      In May 2004 we entered into an unsecured bank credit facility for borrowings of up to $200,000 with interest at 1.5% above prime, guaranteed by Fabio Berkowicz, our Chief Financial Officer. As of January 31, 2005, we owed the bank $200,000. The bank has extended this credit facility to August 2005.

      During fiscal 2003 and 2004 we entered into two secured borrowing agreements with our shareholder, Ken Close, and his affiliate Nexcomm International Beverage LLC, (Nexcomm), each in the amount of $200,000, or an aggregate of $400,000, with the entire principal initially required to be repaid by January 2004, together with interest at 8% per annum. The repayment terms of the loans were subsequently modified and principal and accrued interest are repayable in an amount equal to one-third of all cash distributions we receive under our factoring facility. As of January 31, 2005 we owed, including interest, $140,359, pursuant to these loans. In addition, in fiscal 2004, Mr. Close and Nexcomm made loans to us from time to time aggregating $500,000 with interest payable effectively at the rate of 11.8% per annum, with no specific repayment terms for principal or interest. Including interest, the balances owed on these loans as of January 31, 2005 was $407,938. We believe that these loans are the equivalent of demand loans and our expectation is to make future periodic payments to Mr. Close and Nexcomm.

      We have an informal understanding with Mr. Shep Gordon pursuant to which he would have the option of converting all or a portion of the consulting fees which we owe to him each year, into shares of our Common Stock at a conversion price to be agreed upon. The consulting agreement which we entered into in December 2002 with Mr. Gordon provides for $600,000 in fees to Mr. Gordon over a 78 month period for which Mr. Gordon, in turn must provide us with certain specified consulting services. We have not made any payments to Mr. Gordon under that agreement and $150,000 is past due.

      As of January 31, 2005 we were indebted to our officers and certain board members an aggregate total of $1,291,651 for compensation and consulting services provided through that date, as follows: We owed J. Patrick Kenny, our President and Chief Executive Officer and Westridge Partners, LLC, the consulting company wholly-owned by Mr. Kenny an aggregate of $230,912 of unpaid compensation. We owed Victory Partners, LLC, the consulting company which is wholly-owned by Bruce Klein, our Chairman of the Board, an aggregate of $526,500 of unpaid compensation. We owed Jason Lazo, our Chief Operating Officer, $160,908 of unpaid compensation. We owed Fabio Berkowicz, our Chief Financial Officer $116,666 of unpaid consulting fees pursuant to a financial consulting agreement entered into in October 2003. We owed Marvin Traub Associates, a company wholly-owned by Marvin Traub, one of our board members, $256,665 of unpaid consulting fees pursuant to a fiscal 2003 consulting agreement which provides for annual fees of $100,000 per annum.

      In December 2004, we received a loan of $100,000 from an individual, who beneficially owns less than 1% of our Common Stock, without issuing a written note. We believe that we will repay the loan principal, plus interest when we obtain additional financing (see below).

      In January 2005, we received $100,000 from an investor without executing formal written documents. We believe that the investor will convert this investment into shares of our Common Stock at a conversion price of $.75 per share. In such case, we would have to issue 133,334 shares of our Common Stock to the investor which would further dilute the percentage ownership of our shareholders. Alternatively, we will have to return the $100,000 to the investor together with interest in an amount to be agreed upon.

      We have entered into an investment banking agreement pursuant to which a placement agent will attempt to procure equity-related financing for us of between $6,000,000 and $10,000,000 (the "2005 Equity Offering") at a price and under such terms that are mutually agreeable and have not yet been determined. As of March 14, 2005, we completed with one investor $500,000 of a $1,000,000 bridge offering of our 10% Senior Convertible Notes (the "Bridge Notes"), less approximately $110,000 in commissions, fees and expenses. The principal of, and accrued interest on, the Bridge Notes must be repaid on the first anniversary of the date of the Bridge Notes. However, in the event we complete the 2005 Equity Offering prior to the first anniversary of the Bridge Note, the investor may convert the amount due under the Bridge Note into the securities sold in the 2005 Equity Offering. In addition, the investor has the right to convert all or part of the amount due under the Bridge Note into shares of our Common Stock at the lower of the per share price equivalent in the 2005 Equity Offering or $.45 per share. We also issued warrants to the holder of the first Bridge Note, permitting the holder to purchase, by the fifth anniversary of the warrant, up to 500,000 shares of our Common Stock with a per share exercise price equal to the lower of $.45 or the per share price equivalent in the 2005 Equity Offering.

      Prior to our completion of $500,000 of the Bridge Notes financing, the placement agent in such financing advanced to us $68,608 as a demand loan.

      We cannot assure you that we will be able to obtain any further financing or that the holders of the Bridge Notes will elect to convert the Bridge Notes into shares of our Common stock or into the securities which may be sold in the 2005 Equity Offering.

      We expect to issue to four of our contract brokers, who are professional salespersons, an aggregate of 200,000 shares of our Common Stock as compensation. In addition, we expect to issue to certain "relationship partners" shares of our Common Stock or options to purchase shares of our Common Stock in order to provide incentives for them with respect to future business dealings with us. Moreover, we expect to adopt a stock option plan which will be used to provide incentives to existing employees and independent contractors and to facilitate the hiring of new employees and the development of new relationships with consultants and others. This program should decrease our cash requirements in the short term. Further, we may issue shares of our Common Stock in satisfaction of certain of our accounts payable or other obligations. Shares of Common Stock which we issue in the future as described in this paragraph, and the shares which will be issued under formal and informal convertible debt arrangements previously described, will have the effect of diluting the percentage ownership of our shareholders.

      We require additional working capital to continue operating as a going concern and to expand our business. We anticipate that increased sales revenues will help to some extent, but we will need to be successful in obtaining equity financing from the 2005 Equity Offering, secure a new credit facility and negotiate favorable repayment terms with a number of our creditors. In the event we are not able to increase working capital, we will not be able to achieve all or part of our plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected.

3.    Controls and Procedures

      We carried out an evaluation of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision of our Chief Executive Officer and Principal Accounting Officer. Based upon the evaluation they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our obligations under the Exchange Act.

      There have been no subsequent significant changes in our internal controls or in other factors that could significantly affect internal controls.

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

      The Company was recently sued by a European supplier for $51,655.51 (Bischofszell v. Drinks Americas, Inc. Docket No. BER-L- 14178-04). The date the Company has to respond to the complaint in this action has been extended and the answer has not yet been filed. The Company has retained legal counsel and intends to vigorously defend this suit. The Company believes it has meritorious defenses, as well as counterclaims in amounts well in excess of the amounts claimed by the supplier.

Item 2. Unregistered Sales of Equity Securities

      None

Item 3. Defaults Under Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      As of December 2, 2004, five of Gourmet Group's shareholders holding approximately 55% of its outstanding common stock consented in writing to approve the Merger and Share Exchange, which terms are defined in Gourmet Group's definitive Information Statement of Schedule 14C, filed with the Commission on January 11, 2005. In our Current Report on Form 8-K, which we filed with the Commission on March 10, 2005, we described the completion of the Merger and the Share Exchange. In connection with the Merger and Share Exchange, Gourmet Group filed a preliminary Information Statement of Schedule 14C with the Commission Statement on December 6, 2004 and delivered copies of the definitive Information to its shareholders on or about the date in which it was filed with the Commission.

Item 6. Exhibits

      31.1 Certification of J. Patrick Kenny, President and Chief Executive Officer

      31.2  Certification of Fabio R. Berkowicz, Chief Financial Officer


      32.1 Certification of J. Patrick Kenny, President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of Fabio R. Berkowicz, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


      March 22, 2005

                                            DRINKS AMERICAS HOLDINGS, LTD.


                                            By: /s/ J. Patrick Kenny
                                                --------------------
                                                J. Patrick Kenny
                                                President and Chief
                                                Executive Officer



                                            By: /s/ Fabio R. Berkowicz
                                                ----------------------
                                                Fabio R. Berkowicz
                                                Chief Financial Officer