Form 10KSB
period 2005-04-30
DRINKS AMERICAS HOLDINGS, LTD
filed 2005-08-15
CIK 873540

FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                       Commission File Number 33-55254-10

                                   ----------

                         Drinks Americas Holdings, Ltd.
        (Exact name of small business issuer as specified in its charter)

                      Delaware                            87-0438825
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)               Identification No.)

                                372 Danbury Road
                                Wilton, CT 06897
                    (Address of principal executive offices)

                                 (203) 762-7000
                           (Issuer's telephone number)

      Securities registered under Section 12(b) of the Exchange Act: (none)

      Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value per share

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Issuer's revenues for its most recent fiscal year: $2,071,566

      As of July 25, 2005, there were 56,345,953 shares of the Company's common stock issued and outstanding, and the aggregate market value of such common stock held by non-affiliates was approximately $18,941,674, based on the average of the bid and ask prices of such stock on that date of $1.20.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

================================================================================

Table of Contents
-----------------
                         DRINKS AMERICAS HOLDINGS, LTD.

                            FORM 10-KSB ANNUAL REPORT

                                Table of Contents

                                                                            Page
                                                                            ----
                                     PART I

Item 1.     Our Business

Item 2.     Property

Item 3.     Legal Proceedings

Item 4.     Submission of Matters to a Vote of Shareholders

                                     PART II

Item 5.     Market for Common Stock and Related Shareholder Matters

Item 6.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Item 7.     Financial Statements

Item 8.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure

Item 8A.    Controls and Procedures

Item 8B.    Other Information

                                    PART III

Item 9.     Directors, Executive Officers and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              **

Item 10.    Executive Compensation                                            **

Item 11.    Security Ownership of Certain Beneficial Owners and
               Management and Related Shareholder Matters                     **

Item 12.    Certain Relationships and Related Transactions                    **

Item 13.    Exhibits

Item 14.    Principal Accountant Fees and Services                            **

SIGNATURES

                                Explanatory Note

Unless otherwise indicated or the context otherwise requires, all references below in this Report on Form 10-K to "we," "us" and the "Company" are to Drinks Americas Holdings, Ltd., a Delaware Corporation and its wholly-owned subsidiaries, Drinks Americas, Inc. and Maxmillian Mixers, LLC. and Drinks Global Imports, LLC. Specific discussions or comments relating to Drinks Americas, Inc. will reference "Drinks " and those relating to Gourmet Group, Inc. will reference "Gourmet Group".

             Cautionary Notice Regarding Forward Looking Statements

      We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This Report on Form 10-K contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, products future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

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

ITEM 1. Description of Business.

History of Company:

As of March 9, 2005, the shareholders of Drinks, a privately-held Delaware corporation , acquired control of Gourmet Group, which had become a Delaware corporation and changed its name to Drinks Americas Holdings, Ltd.. Prior to entering into this share exchange, as Gourmet Group, Inc. we were a company pursuing the acquisition or other combinations of various operating businesses since our sale of Jardine Foods, our previous operating entity, in May 2002. On June 9, 2004 we executed a definitive agreement for share exchange with the Drinks' shareholders who would acquire approximately 87% of our outstanding common stock in exchange for our acquiring all of Drinks' outstanding common shares and the Drinks' business.

Based in Wilton, Connecticut, Drinks was founded in 2002 by an experienced team of beverage, entertainment, retail and consumer product industry professionals, led by J. Patrick Kenny, a former executive at Joseph E. Seagram & Sons. Drinks specializes in the marketing and distribution of unique, premium alcoholic and nonalcoholic beverages associated with icon entertainers, sports figures, celebrities, and destinations.

Arising out of the transaction described above, on June 21, 2004, Gourmet Group initiated a private placement, to accredited investors only, of 10% convertible notes and raised a total of $962,500 through October 6, 2004. We lent this amount to Drinks as we received it for working capital purposes.

As of March 9, 2005, we issued an aggregate of approximately 42,963,792 shares of our common stock (or approximately 87.28% of the outstanding on a fully-diluted basis) to the Drinks' shareholders, an additional 1,800,000 total shares of our common stock (or approximately 3.66%) to Messrs. Stanley Altchuler and Richard Cooper (advisors to Drinks) and a total of 400,000 shares of our common stock (or approximately .8%) to the four members of Maxmillian Mixers, LLC, a Delaware limited liability company affiliated with Drinks. ("Mixers"). Immediately prior to issuing such shares, the Company (which had previously been a Nevada corporation), by way of merger into a newly formed Delaware corporation, became a Delaware corporation, changed its name to Drinks Americas Holdings, Ltd., effectively reverse split its outstanding shares one-for-ten, and authorized up to 1,000,000 shares of "blank check" preferred stock in its new certificate of incorporation. In return for such issuances of shares, the Company received all of the outstanding shares of capital stock of Drinks and all of the membership interests in Mixers. Thus, Drinks and Mixers became our wholly-owned subsidiaries and the business of those subsidiaries constitutes our only operations. Prior to the share exchange transaction described above, Maxmillian Partners, LLC ("Maxmillian") owned approximately 99% of the outstanding capital stock of Drinks and immediately after the share exchange became our majority shareholder. Subsequently Maxmillian distributed its shares pro rata to its 21 members as part of its plan of liquidation. For financial accounting purposes this share exchange has been recognized as a reverse merger, and accordingly we changed our fiscal year end from June 30 to Drinks' year end of April 30th, and all of our historical financial statements prior to the share exchange are those of Drinks.

Overview

      Drinks Americas was formed under the laws of the State of Delaware on September 24, 2002 to manufacture, market and distribute products in the non-alcoholic and alcoholic beverage business.. Over the past 12 months Drinks has acquired and developed additional brands and distributed existing products, and increased marketing support for these brands. Drinks' production capacity is primarily through third party independent contract packers known as "co-packers".

      Drinks develops, produces (primarily through co-packers), markets and/or distributes alcoholic and non-alcoholic beverages for sale in the continental United States. While in certain cases we own the trademarks or have developed the formula for a product that we distribute, in other cases we only have the right to distribute the products and have been granted licenses of the trademark to allow us to do so. We refer to all of the products we distribute as "our products" throughout this Report.

      Our strategy is to take advantage of Icon celebrity brands and the strategic relationships our management team has established throughout their careers. We distribute our products through established distributors, all of which are already well known to our management team from prior business dealings with them in the beverage industry. We have expanded the number of distributors we do business with in certain markets where we believe it is appropriate. Our distributors buy our products from us for resale. Our products are produced by independent co-packers pursuant to our specifications. Our management's relationships with manufacturers, distillers, development/research companies, bottling concerns and retail customers provide the foundation through which we expect to grow our business in the future.

      We have assembled, and will attempt to continue to assemble, our premium brands, on a "low cost" basis. We believe acquisition of mid-sized brands and single trademark companies can be accomplished at extremely efficient "price multiples" in relation to their existing volume. We are willing to develop these brands with their original owners on a cooperative economic basis and share with them marketing, production, distribution contacts and the sophistication of our management team. We believe that the "skill-set" of our management team is a primary asset in the development of our acquired brands and trademarks. We have acquired ownership interests from, or entered into ventures with, partners such as entertainer Willie Nelson, Chef Roy Yamaguchi, food giant Rauch (Austria),Wynn Starr Flavors (U.S.), Fabrica Nacional de Licores (Costa Rica, Central America), Interamericana de Licores S.A. (Panama - Rum) Advantage Marketing (U.S. institutional food and beverage sales) and Newman's Own, Paul Newman's Beverages (U.S.), DAS Communications, Marvin Traub Associates, Xanadu Normans Australian Wines, and Cohete Rum S.A.

      In March 2005 we formed Drinks Global Imports, LLC, a new subsidiary in which we own 90% of the outstanding member units. Starting in fiscal 2006 this company will import super premium wines from around the world, which presently include France, Italy Australia and New Zealand.

      Subsequent to our year end we have entered into a U.S. distribution contract giving us the exclusive sales and marketing rights to Damiana a Hispanic Liqueor for the United States market. We have also entered into a letter of intent with Rheingold Brewery to secure the. licensing and distribution rights to Rheingold Beer in the United States.

      Several of the brands that we have acquired have the strategic advantage of association with "icon" entertainers and locations which provide us efficient promotion and marketing opportunities. Moreover, our focus on premium high margin, unique and also Hispanic and Urban brands aligns our product portfolio with the growing demographic trends of consumers who purchase premium priced goods and an expanding Hispanic and Urban consumer market.

      We believe that our organizational approach will also minimize the need to invest heavily in fixed assets or factories and overhead because of the historic relationship between members of our management team and co-packers, distilling and bottling and production firms and other industry participants.

      We rely on distributors who handle direct store delivery sales which minimize our overhead. We have formed an independent network of contract sales and regional managers, a promotional support team and several market segment specialists who are paid on a variable basis.

      We currently market and distribute, or produce (through co-packers), market and distribute, nine unique beverage brands.

Alcoholic Beverages:

o Old Whiskey River Bourbon (R) an award winning small batch 6 year old bourbon (sometimes referred to in this Report as "Old Whiskey River ");

o Old Whiskey River Bourbon Cream, an award winning blend of real dairy cream and bourbon (sometimes referred to in this Report as "Old Whiskey River Cream");

o Cohete Rum, an award winning smooth sipping rum in the Cuban style, infused with Guarana (sometimes referred to in this Report as "Cohete");

o Aguila Tequila, a 100% tequiliana weber blue agave reposado tequila (sometimes referred to in this Report as "Aguila");

o Normans Wines, one of the oldest and most respected family names in Australian winemaking with a reputation for premium award winning wines (sometimes referred to in this Report as "Normans"); and

o Damiana, a Mexican Liqueur made from the Damiana root and given in Mexican culture as a wedding gift because of its perceived aphrodisiac characteristics. This product is sold exclusively in the United States.

o Y Sake, the first Ultra Premium Sake made in America (sometimes referred to in this Report as "Y Sake").

Non Alcoholic Beverages:

o Swiss T, a ready to drink tea imported from Europe (sometimes referred to in this Report as "Swiss T"); and

o Newman's Own Lightly Sparkling Fruit Juices, an all natural juice product (sometimes referred to in this Report as "Newman's").

Strategy

      Our business strategy is to increase sales by expanding distribution of our internally developed brands, as well as those for which we hold distribution rights, in new and existing markets, stimulating consumer trial of new products and increasing consumer awareness of, and brand loyalty to, our unique brands and products. We will also attempt to make efficient acquisitions of stand alone brands or distribution rights to existing brands in both the alcoholic and non-alcoholic beverage segment as a route to growing revenue. Key elements of our business strategy include:

o     creating strong distributor relationships and key accounts;

o stimulating strong consumer demand for our existing brands and products with primary emphasis in the United States, Mexico, Central America and Canada;

o     developing unique beverage brands and products; and

o targeting strategic brand acquisitions and icon product development opportunities.

      We expect to continue to grow our business with the support of an established distribution network, which is already well-known to our management from prior business dealings in the beverage industry. This network is currently distributing our products nationally.

Alcoholic Beverage Distribution

      We have a network of alcohol beverage distributors covering substantially all states within the United States. Our distributors buy our products from us for resale. Southern Wine & Spirits, including its affiliates, is our largest alcohol distributor, accounting for approximately 18 % of our sales in fiscal 2005 Glazer's Distributing, including its affiliates, is our second largest alcohol distributor.

Non-Alcohol Beverage Distribution

      The following are all of our non-alcoholic beverage distributors:

Southern Wines and Spirits:                   Florida
March Health:                               New York City
AJ Lind:                                    New York State
Valley Juice South:                         New York State
Valley Juice North:                         New York State
Fontanella Distributors:                     Connecticut
Island Beverage:                             New Jersey
Atlanta Foods International:                  Georgia

      We have organized a network of sales and contract sales employees who are industry veterans and assigned national coverage of our distribution network to this management team. An advantage that we believe we have is that the remuneration to these individuals is on a variable success basis. We believe that we also benefit from the sales and marketing relationships that this team brings to the organization.

      Our Company is a Delaware corporation, and our principal place of business is located at 372 Danbury Road, Suite 163, Wilton, Connecticut 06897 and our telephone number is (203) 762-7000.

Wine and Spirits Industry Overview

      The United States beverage alcohol market consists of three distinct segments: beer, wine and distilled spirits. The distilled spirits segment of this market increased consumption to more than 159 million 9-liter cases in 2003. Distilled spirits consist of three primary categories: white goods, whiskey and specialties. White goods, consisting of vodka, rum gin and tequila, represent the largest category, accounting for approximately 50% of industry sales in 2001. Vodka is the largest category within the distilled spirits industry, accounting for 26% of US distilled spirits sales in 2003. U.S. distilled spirits sales increased 3.8% in 2003, marking the 6th consecutive year sales have increased in the United States.

      Historically, growth in the U.S. spirits industry has been driven by favorable demographic trends as the number of new young adults of legal drinking age (21 to 24) increased from 14.4 million in 1995 to 14.9 million in 2001. In addition, growth in the distilled spirits industry has increased as the number of individuals over 55 increased, as this age group has historically shifted from beer to spirits. The number of Americans aged 55 and older increased from
54.7 million in 1995 to 59.6 million in 2001 and is expected to reach 75.1 million by 2010.

      Significant consolidation in the global spirits industry has produced five primary large competitors: Diageo, Allied Domecq, Pernod Ricard, Brown-Forman and Bacardi. It is sometimes costly and difficult for these large companies to create new brands. As a result, we believe opportunities exist for smaller companies to develop high-quality, high-margin brands, which can grow to be very attractive acquisition candidates for the larger companies.

Whiskey

      Whiskey is an aged spirit generally distilled from barley, corn or rye. The whiskey category consists of four major segments: Scotch, Irish, American and Canadian and can be further broken down into blended and single malt subcategories. Whiskey is the second largest U.S. spirits category accounting for approximately 28% of distilled spirits sales in 2003, with 44 million cases sold.

Rum

      Rum is a distilled spirit made from sugar cane or molasses that can be bottled raw or aged in casks. Rum can be broken into several categories: light, dark, flavored and aged. Rum has posted gains for six consecutive years in the U.S. through 2003, and the category now accounts for approximately 12% of total U.S. spirits sales. Rum case sales grew at a compound annual growth rate of 5.3% between 1995 and 2001. Two brands, Bacardi and Captain Morgan, account for approximately 76% of total rum sales, with the balance split among a number of other rum brands. We believe that the rum category represents the most significant growth opportunity in the industry and that the growth of the Hispanic consumer demographic will support and reinforce this trend.

The New Age or Alternative Beverage Industry

      Our brands, which are classified as Alcoholic and Non-Alcoholic Ready to Drink beverages, as well as other unique brands and products that we may develop in the future, compete with beverage products of all types, including wines, spirits, liqueurs, soft drinks, beer, fruit juices and drinks.

      In its annual beverage market survey for calendar year 2003, Beverage World magazine (www.beverageworld.com ) estimated that the New Age or alternative beverage markets was approximately $11.6 billion in the United States in total sales and expanding at a double digit rate per year in growth.

      New Age or alternative beverages are distinguishable from mainstream carbonated soft drinks in that they tend to contain less sugar, less carbonation, and natural ingredients. As a general rule, three criteria have been established for such a classification: (1) relatively new introduction to the market-place; (2) a perception by consumers that consumption is healthful compared to mainstream carbonated soft drinks; and (3) the use of natural ingredients and flavors in the products. According to Beverage Marketing Corporation (www.beverageworld.com), for 2003, the New Age or alternative beverage category consists of the following segments:

Energy drinks

o     Premium soda

o     Ready-to-drink (RTD) coffee

o     RTD tea

o     RTD (nutrient-enhanced)

o     Shelf-stable dairy (regular/diet)

o     Shelf-stable dairy (nutrient-enhanced)

o     Single-serve-fruit beverages (regular/diet)

o     Single-serve-fruit beverages (nutrient enhanced)

o     Smoothies

o     Sparkling water

o     Sports drinks

o     Vegetable/fruit juice blends

o     Other New Age beverages

ACQUISTIONS AND ALLIANCES

      Described below are acquisitions, strategic alliances and other arrangements which we have completed.

Celebrity and Icon based Brands

      We are executing a "celebrity and icon" based brand strategy, which we believe will command a strong consumer acceptance, lower ongoing marketing costs and strengthen the Company's access to its distribution channel. We have entered into four ventures with icon entertainers and two ventures with well-known icon destinations. Our business model leverages the consumer identification with these icons, focusing on high margin premium products. Our business model also focuses through several portfolio items on a growing Hispanic consumer base. We are discussing relationships with three additional icon media figures with respect to brand development joint ventures.

Alcoholic Beverage Products

      The alcoholic products distributed by the Company are Old Whiskey River Bourbon and Bourbon Cream, Y Sake, Aguila Tequila, Cohete Rum Guarana, Damiana, Xanadu/Normans wines, and a collection of fine super premium wines.

      In December 2002, we purchased 25% interests in Old Whiskey River Distilling Company, LLC and Y Sake, LLC, which owns or licenses the related trademarks and trade names associated with the Old Whiskey River and Y Sake products. We hold the exclusive worldwide distribution rights for each of the Old Whiskey River and Y Sake products. Old Whiskey River Bourbon is marketed in association with Willie Nelson, a renowned country western entertainer, and Y Sake in association with Roy Yamaguchi, a renowned Japanese chef.

      In December 2003, we expanded the Old Whiskey River line and introduced Old Whiskey River Bourbon Cream. Old Whiskey River Bourbon has been featured on Food Channel's Emeril Live as well as Celebrity Food Finds and other television programs. This line of products is available nationally at the Texas Roadhouse Restaurant chain as well as other outlets with specific Willie Nelson promotions. Similarly Y Sake has benefited from the celebrity of Chef Roy Yamaguchi, who has been featured on Food Network and also is associated with a chain of more than 30 Roy's Restaurants now owned by Outback Steakhouse where the product is served.

      We own a 55% interest in the trademark for Aguila Tequila, a premium 100% Blue Agave Tequila, produced by a distillery in Mexico, which is marketed with its icon label, the North American Eagle. We have the exclusive distribution rights for this product throughout the world except for Mexico.

      We have developed and own the trademark and formula for Cohete Rum, a Cuban style rum produced in Panama. We launched this product in September, 2004. Cohete Rum has been awarded silver medals from the International Beverage Tasting Institute. We also have the exclusive right to distribute Normans Wines in the continental United States. Normans Wines are produced by the Normans Winery which is the oldest winery in Australia, established in 1853. Normans has recently been restructured as Drinks and Normans are currently revising their contractual relationship with an updated contract.

      The Company plans to expand the Old Whiskey River brand beyond Willie Nelson promotions to a broader marketing position using country music and high stakes poker sponsorships to reinforce the brand image of the product already in place. These plans have been developed with the Company's key marketing agency along with Shep Gordon, a shareholder of and consultant to the Company, and we expect to commence this marketing campaign in fiscal 2006.

Non Alcoholic Products

      Our non-alcoholic product offerings are a Swiss Gourmet Tea, known as Swiss T and also Newman's Own Lightly Sparkling Fruit Juices. We own the Swiss T trademark and are the exclusive worldwide distributor of this product. Swiss T is imported and produced for us under a production agreement which we have with Rauch GMBH, one of the largest juice production companies in Europe. Swiss T is marketed as a premium product sold in up-scale food stores including the Whole Foods chain, gourmet delicatessens and specialty shops. In the summer of 2005 Rauch has prepared a diet version of Swiss T to be launched in certain markets on the eastern seaboard of the United States with a focus in Metro New York.

      Newman's Own Lightly Sparkling Fruit Juices is a new product and was developed by Paul Newman Foods in association with us. We have entered into an agreement to license Newman's Own name for distribution of this product in specified markets and have no ownership or other rights to the Newman's Own trademark.

      We have the rights to market and distribute this product in certain designated markets and had a November 2004 New York City test launch for this new product. We have also begun distribution of the product in Florida. Sales have proceeded in the Metro New York, New Jersey and Ct. market and met or exceeded company business plan goals. Key grocery chains in Metro New York including Key Food, ShopRite, Gristedes, Shaws and numerous independent chains are selling the product. Newman's has been successful in the independent and Korean owned retail market segment. Newman's come in 16oz. glass bottles in original lemonade, lemon lime, orange mango, blackberry and raspberry kiwi flavors. Based upon on the market's reaction to this product, we expect to distribute this product throughout the United States. Expansion of the territories for distribution of this product is by mutual agreement of the parties.

      We entered into an agreement to distribute Cafe Mio, the first imported shelf stable iced coffee in the United States. A US FDA compliance label has been designed and products have been developed. We expect to commence importing and distributing this product in fiscal 2006.

      The duration of our distribution contracts with respect to both alcoholic and non alcoholic beverages vary. However, since all of our distribution agreements have sales volume targets which we have not satisfied, we view all of these agreements to be cancelable at any time. We rely on our relationships with those who have granted us distribution rights rather than contractual protections.

Flavors, Research and Development Relationship

      We have a research contract with Wynn Starr Flavors, Inc. ("Wynn Starr"), a leading supplier of flavors and similar product components. Wynn Starr became a Drinks shareholder by investing $250,000 in Drinks in 2002, and has provided research/development services. The relationship has been essential to us, and will continue to be useful in providing a significant research resource at relatively low cost, e.g. developing drinks for specialized ethnic tastes, age groups, various groups of sports or music fans, and other targeted markets. Wynn Starr (with offices/plants in New Jersey and Kentucky) is a significant research and development resource for us that we hope will cut the time to market for new products, soft drinks, spirits and mixers. We expect that several of our products will utilize patents developed and licensed by Wynn Starr. Wynn Starr has developed our Bloody Mary Mix, which is an inactive product, and our Margarita Mix, which we are selling and using for promotions in limited quantities. Wynn Starr has also developed our Old Whiskey River Bourbon Cream product flavors and formulation. Wynn Star has also assisted us in evaluating the product quality of various brands which we have considered acquiring and/or distributing. Our incremental product development expenses for fiscal 2005 and 2004 has not been material.

Celebrity Marketing Resources

      We intend to continue to utilize our access to celebrity-based product endorsers, through our management's contacts and various advisors, to further promote the branded identity of certain of the beverages we will develop.

      We have entered into marketing agreements with DAS Communications, Ltd. and Shep Gordon of Alive Enterprises. Both David Sonenberg, who controls DAS Communications, Ltd., and Shep Gordon are our shareholders. We believe that these persons can provide access to entertainment personalities in order for us to develop and access unique marketing and promotional brand support in spirits and beverages. The relationship with Shep Gordon has resulted in agreements with country music "icon" Willie Nelson and Chef Roy Yamaguchi and introductions to promotional resources. Our agreement with Mr. Gordon, which we entered into in December 2002, provides us with various marketing advisory services through June 2008.

Trademark Development Resources

      In March 2002, we entered into a consulting agreement with Marvin Traub, former CEO of the Bloomingdale's department store chain, and an expert in trademark development. Mr. Traub provides ongoing input and marketing expertise to us pursuant to such consulting agreement. He also serves on our Board of Directors.

Marketing, Sales and Distribution

      Our pricing policies take into consideration competitors' prices and our perception of what a consumer is willing to pay for the particular brand and product when presented in the retail environment. Our goal is to competitively price our unique products with the other comparable brands. We believe our Icon strategy supports category premium pricing.

      We primarily use in-store promotional activity supported by point-of-sale materials such as banners, posters, stickers, table cards, shelf danglers, post cards, T-shirts and bar kits to create and increase consumer awareness of our proprietary products and brands. For our key brands we support bar night promotions utilizing give-aways and drink promotions.

The company has entered into an agreement with Gotham Inc., a large scale New York marketing agency Together with our management, Gotham is currently developing a long term marketing and media brand development plan for us.

      Our marketing of our non-alcoholic brands focuses on building those brands at the retail level and generally developing market profile through promotion tasting at our retail points of distribution. Our Newman's Own has been promoted with consumer tastings throughout the metro New York market. Our marketing efforts in support of our non-alcoholic brands focuses largely on driving promotion at key distribution points prior to the peak summer demand period.

Sales

      Our products are sold in the continental United States primarily in the beverage sections of liquor stores, grocery stores, drug stores, convenience stores, delicatessens, sandwich shops and supermarkets. Our beverage products are sold nationally and our distribution model, depending on the product, includes several national and regional chains, including Texas Roadhouse Restaurants, Whole Foods and various regional retail accounts.

      Currently our sales force is organized regionally with four independent contract sales managers, each representing a region and reporting to the President of the Company. We also employs market managers in the Southwest, Florida and metro New York markets. Among the Company's consultants or employees are an urban market promotion sales specialist, one alcoholic distribution channel specialist, a control state administrator and a Metro New York Newman's Own manager with four sales representatives reporting to that manager. The Company also has a vertically integrated promotional group.

Distribution

      We sell the majority of our products through our distribution network, and we currently have relationships with approximately 60 independent distributors throughout North America. Our policy is to grant our distributors rights to sell particular brands within a defined territory. Our distributors buy our products from us for resale. We believe that substantially all of our distributors also carry other beverage products. Agreements with our distributors vary; we have entered into written agreements with a number of our top distributors for varying terms of years; most of our other distribution relationships are oral (based solely on purchase orders) and are terminable by either party at will.

      We generally require our independent distributors to place their purchase orders for our products at least 10 days in advance of shipping. To the extent we have additional product available in inventory, we will fulfill other purchase orders when and as received. We and our distributors contract with independent trucking companies to have product shipped from our contract packers to independent warehouses, and then on to our distributors. Distributors then sell and deliver our products either to sub-distributors or directly to retail outlets, and such distributors or sub-distributors stock the retailers' shelves with our products. We recognize revenue upon receipt by our distributors and customers of our products, net of anticipated discounts and allowances. While all sales are final and we have a "no return" policy, in limited instances, due to credit issues or distributor changes, we may take back product.

Production

Contract Packing Arrangements

      We currently use independent contract packers known as "co-packers" to prepare, bottle and package our products. Currently, our primary contract packers are Heaven Hill Distilleries in Kentucky, American Beverage Company in St. Louis, Interamericana de Licores in Panama, Sake One in Oregon and Tequila El Viejito S. A. in Guadalajara, Mexico. The addition of Damiana and Rheingold will add Damiana S.A. and F.X. Matt, respectively.

      We continually review our contract packing needs in light of regulatory compliance and logistical requirements and may add or change co-packers based on those needs.

      As is customary in the contract packing industry, we are expected to arrange for our contract packing needs sufficiently in advance of anticipated requirements. Accordingly, it is our business practice to require our independent distributors to place their purchase orders for our products at least 10 days in advance of shipping. Other than minimum case volume requirements per production run, we do not have any minimum production requirements.

Raw Materials

      Substantially all of the raw materials used in the preparation, bottling and packaging of our products are purchased by us or by our contract packers in accordance with our specifications. The raw materials used in the preparation and packaging of our products consist primarily of spirits, flavorings, concentrate, glass, labels, caps and packaging. These raw materials are purchased from suppliers selected by us or in concert with our co-packers or by the respective supplier companies.

      We believe that we have adequate sources of raw materials, which are available from multiple suppliers across the full range of our products.

Quality Control

      We attempt to use quality ingredients for our products. We seek to ensure that all of our products satisfy our quality standards. Contract packers are selected and monitored by our production manager in an effort to assure adherence to our production procedures and quality standards. Samples of our products from each production run undertaken by each of our contract packers are analyzed and categorized in a reference library.

      For every run of product, our contract packer undertakes extensive on-line testing of product quality and packaging. With our non-alcoholic products this includes testing levels of sweetness, carbonation, taste, product integrity, packaging and various regulatory cross checks. Similar product testing is done on our wines and spirits. For each product, the contract packer must transmit all quality control test results to us upon request. We believe that, working in concert with our internal management, the food scientist resources of Advantage Food Marketing and Wynn Starr Flavors, and the in-house quality control mechanisms of our winery and distillery partners assure that our standards meet or exceed those established in the industry.

      Testing includes microbiological checks and other tests to ensure the production facilities for our products meet the standards and specifications of our quality assurance program. We believe the production facilities inspection programs meet or exceed industry standards. We request that water quality is monitored during production and at scheduled testing times to ensure compliance with applicable government regulatory requirements. Flavors are sourced from only qualified manufacturers. We are committed to an on-going program of product improvement with a view toward ensuring the high quality of our products.

      We believe we source and select only those suppliers that use only quality components. We also inspect packaging suppliers' production facilities and monitor their product quality.

Regulation

      The production and marketing of our licensed and proprietary alcoholic and non alcoholic beverages are subject to the rules and regulations of various Federal, provincial, state and local health agencies, including in particular the U.S. Food and Drug Administration ("FDA") and the U.S. Alcohol and Tobacco Tax and Trade Bureau ("TTB"). The FDA and TTB also regulate labeling of our products. From time to time, we may receive notifications of various technical labeling or ingredient reviews with respect to our licensed products. We believe that we have a compliance program in place to ensure compliance with production, marketing and labeling regulations on a going-forward basis. There are no regulatory notifications or actions currently outstanding.

      We have a specific manager with singular and direct responsibility to insure regulatory compliance and have on retainer a regulatory law firm that oversees our submissions to various agencies.

Trademarks, Flavor Concentrate Trade Secrets and Patents

      We own a number of trademarks, including, in the United States, "Cohete"
(TM), "Swiss T"(TM), " "Screaming Monkey" (TM) and "Aguila" (TM) . Trademarks have been filed and pending with no opposition for Drinks Americas, "Monte Verde"(TM) and "Corcovado"(TM). In addition, we have trademark protection in the United States for a number of other trademarks for slogans and product designs, including "The Rooster Has Landed" (R) and "Party Harder"(TM).

      We also own with Alive Spirits the rights to the "Old Whiskey River" trademark. We have a license from Newman's Own to use the Newman's Own trademark in the marketing and selling of Newman's Own Lightly Sparkling Fruit Juices.

      We consider our trademarks, patent and trade secrets to be of considerable value and importance to our business. No successful challenges to our registered trademarks have arisen and we have no reason to believe that any such challenges will arise in the future.

Employees

      As of April 30, 2005, we had nine full-time employees and an additional eight persons, including our Chairman and Chief Financial Officer, who were independent contractors working for us either in their individual capacity or through professional service companies controlled by them. No employee is represented by a labor union. Four of the independent contractors have executed contracts with the Company and are paid on a variable success basis depending upon sales generated by them.

Risk Factors

Certain Factors That May Affect Future Results

Factors Relating to Our Company and Our Business

      We are a developing Company and our prospects must be considered in light of our short operating history and our shortage of working capital.

      We are a developing company with a very short operating history, having been incorporated in September 2002. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by developing companies, including dealing with a shortage of necessary funds in the very competitive marketplace in which the alcoholic and non-alcoholic beverage business is carried on, as well as the many risks commonly anticipated or experienced by mature companies. Our ability to operate as a going concern and to achieve profitable operations will be dependent on such factors as the success of our business model and marketing strategy, market penetration of existing products, competition, future brand additions, continued development of distribution relationships and the availability of financing. No assurance can be given that, we will be able successfully to develop our business under the foregoing conditions.

      We rely heavily on our independent distributors, and this could affect our ability to efficiently and profitably distribute and market our products, and maintain our existing markets and expand our business into other geographic markets.

      Our ability to establish a market for our unique brands and products in new geographic distribution areas, as well as maintain and expand our existing markets, is dependent on our ability to establish and maintain successful relationships with reliable independent distributors strategically positioned to serve those areas. Many of our larger distributors sell and distribute competing products, including non-alcoholic and alcoholic beverages, and our products may represent a small portion of their business. To the extent that our distributors are distracted from selling our products or do not expend sufficient efforts in managing and selling our products, our sales will be adversely affected. Our ability to maintain our distribution network and attract additional distributors will depend on a number of factors, many of which are outside our control. Some of these factors include:

o the level of demand for our brands and products in a particular distribution area,

o our ability to price our products at levels competitive with those offered by competing products, and

o our ability to deliver products in the quantity and at the time ordered by distributors.

      We cannot ensure that we will be able to meet all or any of these factors in any of our current or prospective geographic areas of distribution. Our inability to achieve any of these factors in a geographic distribution area will have a material adverse effect on our relationships with our distributors in that particular geographic area, thus limiting our ability to expand our market, which will likely adversely effect our revenues and financial results.

      We generally do not have long-term agreements with our distributors, and we expend significant time and incur significant expense in attracting and maintaining key distributors.

      Our marketing and sales strategy presently, and in the future, will rely on the performance of our independent distributors and our ability to attract additional distributors. We have entered into written agreements with certain of our distributors for varying terms and duration; however, most of our distribution relationships are informal (based solely on purchase orders) and are terminable by either party at will. We currently do not have, nor do we anticipate in the future that we will be able to establish, long-term contractual commitments from many of our distributors. In addition, despite the terms of the written agreements with many of our significant distributors, we have no assurance as to the level of performance under those agreements, or that those agreements will not be terminated. There is also no assurance that we will be able to maintain our current distribution relationships or establish and maintain successful relationships with distributors in new geographic distribution areas. Moreover, there is the additional possibility that we will have to incur significant expenses to attract and maintain key distributors in one or more of our geographic distribution areas in order to profitably exploit our geographic markets. We may not have sufficient working capital to allow us to do so.

      Because our distributors are not required to place minimum orders with us, we need to carefully manage our inventory levels, and it is difficult to predict the timing and amount of our sales.

      Our independent distributors are not required to place minimum monthly, quarterly or annual orders for our products. In order to reduce their inventory costs, independent distributors maintain low levels of inventory which, depending on the product and the distributor, range from 15 to 45 days of typical sales volume in the distribution area. Our independent distributors endeavor to order products from us in quantities, at such times, as will allow them to satisfy the demand for our products in the distribution area. Accordingly, there is no assurance as to the timing or quantity of purchases by any of our independent distributors or that any of our distributors will continue to purchase products from us in the same frequencies and volumes as they may have done in the past. We endeavor to maintain inventory levels for each of our products sufficient to satisfy anticipated purchase orders for our products from our distributors which is difficult to estimate. Further, this places burdens on our working capital which has been limited since we began operations.

      As is customary in the contract packing industry for small companies, we are expected to arrange for our contract packing needs sufficiently in advance of anticipated requirements. To the extent demand for our products exceeds available inventory and the capacities available under our contract packing arrangements, or orders are not submitted on a timely basis, we will be unable to fulfill distributor orders on a timely basis. Conversely, we may produce more products than warranted by the actual demand, resulting in higher storage costs and the potential risk of inventory spoilage. Our failure to accurately predict and manage our contract packaging requirements may impair relationships with our independent distributors, which, in turn, would likely have a material adverse effect on our ability to maintain relationships with those distributors.

      The bankruptcy, cessation of operations, or decline in business of a significant distributor could adversely affect our revenues, and could result in increased costs in obtaining a replacement.

      If a material number of primary distributors were to stop selling our products or decrease the number of cases purchased, our revenues and financial results could be adversely affected. There can be no assurance that, in the future, we will be successful in finding new or replacement distributors if any of our existing significant distributors discontinue our brands, cease operations, file for bankruptcy or terminate their relationship with us.

      We have not satisfied certain of our commitments under distribution agreements which if cancelled would have a material adverse effect on our business.

      With certain exceptions, our rights to distribute our products are governed by distribution agreements which contain minimum sales per product targets that we have not satisfied to date. Therefore virtually all of our distribution contracts can be cancelled. We rely on our relationships with the parties who have granted us distribution rights rather than contractual protection. Cancellation of one or more of our distribution contracts would have a mutual adverse effect on our business.

      We need to effectively manage our growth and the execution of our business plan. Any failure to do so would negatively impact our results.

      To manage operations effectively, we must improve our operational, financial and other management processes and systems. We have a small staff and our success also depends largely on our ability to maintain high levels of employee utilization, to manage our costs in general and general and administrative expense in particular, and otherwise to execute on our business plan. We need to cost-efficiently add new brands and products, develop and expand our distribution channels, and efficiently implement our business strategies. There are no assurances that we will be able to effectively and efficiently manage our growth. Any inability to do so, could increase our expenses and negatively impact our results of operations.

      The loss of key personnel would directly affect our efficiency and economic results.

      We are dependent upon the creative skills and leadership of our founder,
J. Patrick Kenny, who serves as our President and Chief Executive Officer, as well as upon Bruce Klein (our Chairman) and upon the management, financial and operational skills of Jason Lazo, our Chief Operating Officer. We currently maintain key person life insurance on Mr. Kenny in the amount of $2,000,000. The loss of the services of either Mr. Kenny, Mr. Klein or Mr. Lazo could have a material adverse affect on our business and operations, including our ability to develop and execute a long-term, profitable business plan.

      Our management team consists of several key distribution, sales and financial personnel who have been recruited within the past several years. In order to manage and operate our business successfully in the future, it will be necessary to further strengthen our management team. The hiring of any additional executives will increase our compensation expense.

      Our strategy requires us to develop and maintain relationships with other firms.

      Our strategy depends on various relationships with other firms for product development, research facilities, distilling facilities, bottling, distribution and low-cost marketing. Because of these relationships, we do not expect to invest heavily in fixed assets or factories. Of particular importance to us is our relationship with independent producers who manufacture our products pursuant to our specifications. We do not have our own production capacity and rely on independent contractors to produce our products. We will need to maintain and develop relationships with additional manufactures as we add products to our product mix. It is vital to our success that our producers deliver high quality products to us with favorable pricing terms. There can be no assurance, however, that we will be able to develop and maintain relationships which provide us the services and facilities we require. In such case, we may be forced to change our strategy, which could have a material adverse effect on the results of our operations.

      Our business and financial results depend on maintaining a consistent and cost-effective supply of raw materials.

      Raw materials for our products include concentrate, glass, labels, caps and packaging materials. Currently, we purchase our flavor concentrate from two flavor concentrate suppliers, and we anticipate that we will purchase flavor concentrate from other flavor houses for future Alcoholic and Non-Alcoholic flavors and additional products, with the intention of developing other sources of flavor concentrate for each of our products. We believe that we have adequate sources of raw materials, which are available from multiple suppliers, and that in general we maintain good supplier relationships. The price of our concentrates is determined by our flavor houses and us, and may be subject to change. Prices for the remaining raw materials are generally determined by the market, and may change at any time. Increases in prices for any of these raw materials could have a material adverse impact on our ability to achieve profitability and our financial position. If we are unable to continue to find adequate suppliers for our raw materials on economic terms acceptable to us, this will adversely affect our results of operations.

      We may not be able to acquire and successfully integrate additional products in the future.

      We have grown our business primarily through acquisitions of brands and we expect to acquire additional brands in the future. There can be no assurance that we will be able to acquire additional products or assimilate all of the products we do acquire into our business or product mix. Acquisitions can be accompanied by risks such as potential exposure to unknown liabilities relating to the acquired product. We have entered into, and may continue to enter into, joint ventures, which may also carry risks of liability to third parties.

      Our inability to protect our trademarks, patent and trade secrets may prevent us from successfully marketing our products and competing effectively.

      Failure to protect our intellectual property could harm our brand and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, patents, copyrights and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our trademarks and trade secrets to be of considerable value and importance to our business and our success. We rely on a combination of trademark, patent, and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, trade secrets (including our flavor concentrate trade secrets) or similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly and we may lack the resources required to defend against such claims. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse affect on our ability to market or sell our brands, profitably exploit our unique products or recoup our associated research and development costs.

      We have limited working capital and will need to raise additional capital in the future.

      Our capital needs in the future will depend upon factors such as market acceptance of our products and any other new products we launch, the success of our independent distributors and our production, marketing and sales costs. None of these factors can be predicted with certainty.

      We will need substantial additional debt or equity financing in the future for which we currently have no commitments or arrangement. We cannot assure you that any additional financing, if required, will be available or, even if it is available that it will be on terms acceptable to us. If we raise additional funds by selling stock, the ownership of our existing shareholders will be diluted. Any inability to obtain required financing would have a material adverse effect on our business, results of operations and financial condition.

      Certain of our products are closely identified with celebrities and our brand recognition is significantly affected by their success in their profession.

      Certain of our products, and products for which we have acquired distribution rights, adopt the name of a single personality or celebrity, or is associated with a single personality or celebrity, such as Willie Nelson, Paul Newman and Chef Roy Yamaguchi. Therefore, any reduction of notoriety or any damage to the reputation of any such personality will correspondingly damage the associated product and could have a material adverse effect on the results of our operations.

Certain Factors Relating to Our Industry

      We compete in an industry that is brand-conscious, so brand name recognition and acceptance of our products are critical to our success.

      Our business is substantially dependent upon awareness and market acceptance of our products and brands by our targeted consumers, In addition, our business depends on acceptance by our independent distributors of our brands as beverage brands that have the potential to provide incremental sales growth rather than reduce distributors' existing beverage sales. Although we believe that we have been relatively successful towards establishing our brands as recognizable to date in both the alcoholic and non alcoholic beverage industry, it may be too early in the product life cycle of these brands to determine whether our products and brands will achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers.

      Opposition from traditional alcoholic and non-alcoholic beverage manufacturers may adversely affect our distribution relationships and may hinder development of our existing markets, as well as prevent us from expanding our markets.

      The beverage industry is highly competitive. We compete with other beverage companies, most of which have significantly more sales and significantly more resources, not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of whom also distribute other beverage brands. Our products compete with all beverages, most of which are marketed by companies with greater financial resources than what we have. Some of these competitors are or will likely in the future, place severe pressure on independent distributors not to carry competitive alternative brands such as ours. We also compete with regional beverage producers and "private label" suppliers. Some of our Alcoholic competitors are Diageo, Pernod Ricard, Allied Domecq and Bacardi. Some of our direct competitors in the alternative beverage industry include Cadbury Schweppes (Snapple, Stewart, Nantucket Nectar, Mystic), Thomas Kemper, Boylans and Hansens. Increased competitor consolidations, market place competition, particularly among branded beverage products, and competitive product and pricing pressures could impact our earnings, market share and volume growth. If, due to such pressure or other competitive threats, we are unable to sufficiently maintain or develop our distribution channels, or alternative distribution channels, we may be unable to achieve our financial targets. As a means of maintaining and expanding our distribution network, we intend to introduce product extensions and additional brands. There can be no assurance that we will be able to do so or that other companies will not be more successful in this regard over the long term. Competition, particularly from companies with greater financial and marketing resources than those available to us, could have a material adverse effect on our existing markets, as well as our ability to expand the market for our products.

      We compete in an industry characterized by rapid changes in consumer preferences, so our ability to continue developing new products to satisfy our consumers' changing preferences will determine our long-term success.

      Our current market distribution and penetration may be limited with respect to the population as a whole to determine whether the brand has achieved initial consumer acceptance, and there can be no assurance that this acceptance will ultimately be achieved. In addition, customer preferences are also affected by factors other than taste, such as the recent media focus on obesity in youth. If we do not adjust to respond to these and other changes in customer preferences, our sales may be adversely affected.

      A decline in the consumption of alcohol could adversely affect our business

      There have been periods in U.S. history during which alcohol consumption declined substantially. A decline in alcohol consumption could occur in the future due to a variety of factors including: (i) a general decline in economic conditions, (ii) increased concern about health consequences and concerns about drinking and driving, (iii) a trend toward other beverages such as juices and water, (iv) increased activity of anti-alcohol consumer groups, and (v) increase federal, state or foreign excise taxes. A decline in the consumption of alcohol would likely negatively affect our business.

      We could be exposed to product liability claims for personal injury or possibly death.

      Although we have product liability insurance in amounts we believe are adequate, we cannot assure that the coverage will be sufficient to cover any or all product liability claims. To the extent our product liability coverage is insufficient, a product liability claim would likely have a material adverse affect upon our financial condition. In addition, any product liability claim successfully brought against us may materially damage the reputation of our, products, thus adversely affecting our ability to continue to market and sell that or other products.

      Our business is subject to many regulations and noncompliance is costly.

      The production, marketing and sale of our alcoholic and non alcoholic beverages, including contents, labels, caps and containers, are subject to the rules and regulations of various federal, provincial, state and local health agencies. If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or production may be stopped, thus adversely affecting our financial conditions and operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, the rules and regulations are subject to change from time to time and while we monitor developments in this area, our limited staff make it difficult for us to keep up to date and we have no way of anticipating whether changes in these rules and regulations will impact our business adversely. Additional or revised regulatory requirements, whether labeling, environmental, tax or otherwise, could have a material adverse effect on our financial condition and results of operations.

      The current U.S. economic uncertainty and international conflict, terrorism events all or individually may have an adverse impact on our sales and earnings, and our shipping costs have increased.

      We cannot predict the impact of the current economic uncertainty in the United States, or the current international situation on current and future consumer demand for and sales of our products. In addition, recent volatility in the global oil markets has resulted in rising fuel and freight prices, which many shipping companies are passing on to their customers. Our shipping costs have increased over the past several months, and we expect these costs may continue to increase. Due to the price sensitivity of our products, we do not anticipate that we will be able to pass these increased costs on to our customers.

Certain Factors Related to Our Common Stock

      Because our Common Stock is considered a "penny stock," a shareholder may have difficulty selling shares in the secondary trading market.

      In addition, our Common Stock is subject to certain rules and regulations relating to "penny stock" (generally defined as any equity security that is not quoted on the Nasdaq Stock Market and that has a price less than $5.00 per share, subject to certain exemptions). Broker-dealers who sell penny stocks are subject to certain "sales practice requirements" for sales in certain nonexempt transactions (i.e., sales to persons other than established customers and institutional "accredited investors"), including requiring delivery of a risk disclosure document relating to the penny stock market and monthly statements disclosing recent price information for the penny stock held in the account, and certain other restrictions. For as long as our Common Stock is subject to the rules on penny stocks, the market liquidity for such securities could be significantly limited. This lack of liquidity may also make it more difficult for us to raise capital in the future through sales of equity in the public or private markets.

      The price of our Common Stock may be volatile, and a shareholder's investment in our Common Stock could suffer a decline in value.

      There could be significant volatility in the volume and market price of our Common Stock, and this volatility may continue in the future. Even if our Common Stock is accepted for listing on the OTC Bulletin Board, there is a greater chance for market volatility for securities that trade on the OTC Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of "bid" and "ask" quotations and generally lower trading volume. In addition, factors such as quarterly variations in our operating results, changes in financial estimates by securities analysts or our failure to meet our or their projected financial and operating results, litigation involving us, general trends relating to the beverage industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control could have a significant impact on the future market price of our Common Stock and the relative volatility of such market price.

ITEM 2 Property

      As a sublessee we lease 2,739 square feet of office in Wilton, Connecticut under an operating sublease which will expire July 31, 2009, with minimum annual rent payments of approximately $50,000 through July 31, 2009. We may, at our option, terminate the lease effective July 31, 2007, subject to formal notification to the sublessor no later than July 31, 2006. We believe our leased premise is suitable and adequate for our use and is adequately covered by insurance.

ITEM 3 Legal Proceedings

      The Company was recently sued in Superior Court of New Jersey, Bergen County, by a European supplier for $51,655.51 (Bischofszell v. Drinks Americas, Inc., Docket # BER-L-14178-04). There have been various motions filed to date. The Company has retained litigation counsel and plans to vigorously defend this suit. The Company believes it has meritorious defenses, as well as counterclaims far in excess of the amount claimed by the supplier.

ITEM 4 Submission of Matters To a Vote of Sharesholders

None

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

      The Company's Common Stock trades on the Nasdaq Bulletin Board under the symbol "DKAM." The Company began trading on June 6, 2005.Table 1 below sets forth the high and low closing quotations of the Company's Common Stock for each quarter during the past two fiscal years. The following information was obtained from Bloomberg Financial Services.

Table 1 - High and Low Quotations of the Company's Common Stock

         Period                          High         Low
         ------                          ----         ---
         Fiscal 2004
            First quarter                 0.20      0.00125
            Second quarter             0.00125      0.00125
            Third quarter                 0.15      0.00125
            Fourth quarter                0.15      0.00125
         Fiscal 2005
            First quarter              0.00125      0.00125
            Second quarter                0.20      0.00125
            Third quarter              0.00125      0.00125
            Fourth quarter                3.30         0.80

      The number of stockholders of record as of July 25, 2005 was 549

      No dividends were paid to stockholders during fiscal 2005 and fiscal 2004 because of the Company's losses from operations. The Company intends to continue to raise additional funds for working capital, expand the business and therefore, does not anticipate declaring or paying cash dividends in the foreseeable future.

      In March 2005 we entered into agreements with our executive officers, our chairman of the board, and certain of our shareholders, employees and consultants for the purpose of repaying amounts owed by us to each of them either as payroll or consulting fee liabilities, or demand loans. As a result, we satisfied total liabilities of $2,530,979 by issuing of 5,624,397 of restricted shares of our common stock at a conversion price of $0.45 per share.

      J Patrick Kenny, our chief executive officer, $388,108 of compensation, 862,462 restricted shares.

      Victory Partners, LLC, a consulting firm controlled by Bruce Klein our Chairman of the Board, $568,860 of consulting fees, 1,264,133 restricted shares.

      Jason Lazo, our chief operating officer, $157,249 of compensation, 349,442 restricted shares.

      MFADS, LLC, a consulting firm controlled by Fabio Berkowicz, our chief financial officer, $71,666 of consulting fees,159,258 restricted shares.

      Ken Close, one of our shareholders, $100,000 of demand loans, 222,222 restricted shares.

      Vigilant Investors, a firm controlled by Mr. Klein, a demand loan of $25,000, 55,556 restricted shares.

      At the direction of Fred Schulman, a Member of our Board of Directors, 350,000 restricted shares to secure forebearance with respect to a demand loan..

      Other demand loans totaling $225,000, 500,000 restricted shares.

      Various other employees, minority shareholders, sales, financial and general consultants, amounts owed for payroll and consulting fees totaling 837,596,1,861,324 restricted shares.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this Report. Except for historical information, the following contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You should also refer to "Cautionary Notice Regarding Forward Looking Statements" included above.

Results of Operations

Year ended April 30, 2005 compared to year ended April 30, 2004 (new)

      Net Sales. Net sales were $2,071,566 in fiscal 2005 an increase of $717,113 or 53% compared to net sales of $1,354,463 in fiscal 2004. Total case sales of our alcoholic brands, (9 liter equivalent case) were 18,508 in fiscal 2005 compared to 8,158 in fiscal 2004, and our non-alcoholic brand case sales increased to 37,084 cases in fiscal 2005 from 30,384 in fiscal 2004. These volume increases compared to fiscal 2004 can be attributed primarily to increased sales of existing brands and the introduction of new products in fiscal 2005, including Cohete Rum and Newman's Own Lightly Sparkling Fruit Juices. During fiscal 2005 we expanded the marketing of our existing products, including Old Whiskey River Bourbon, Normans Wines and Y Sake into new states and we increased sales promotions in existing states, all of which contributed to a net comparable products sales gain for existing products in fiscal 2005 of approximately $271,000 compared to fiscal 2004. This gain is net of volume reductions in Swiss Tea and Aguila Tequila, both of which, are projected to realize increased sales in fiscal 2006. Sales of new products contributed $446,000 of our increase in net sales for the fiscal year.

      Gross Profit. Gross profit was $515,373 in fiscal 2005 (24.8% of net sales), an increase of $160,979 compared to gross profit of $354,293 in fiscal 2004 (26.1% of net sales). The increase in gross profit was primarily attributable to several factors including additional sales in general. Increased profitability in 2005, of approximately $63,000, was attributable to sales of Old Whiskey River Bourbon, due to our successful cost reduction effort in the production of the promotional 750 ml 6 pack cases of this product. It is also significant to note that sales of Cohete Rum and Newman's Own during 2005 reflect promotional discounts and a corresponding low profit margin normally associated with the introduction of new products to the marketplace.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4,521,402 in fiscal 2005, an increase of $1,198,726 or 36% compared to expenses of $3,322,676. During 2005 we incurred one-time expenses approximating $379,000 which relate to the successful completion of the reverse acquisition and bonuses to consultants. In addition, 2005 expenses increased by approximately $157,000 as the result of the amortization of the costs related to the issuances of our senior convertible notes. Additional selling, general and administrative expenses incurred in fiscal 2005 as compared to fiscal 2004 relating to the expansion of our business and our products, included the hiring of an advertising and public relations firm, additional sales reps and employees, increases in related selling expenses, and audit and accounting fees related to the initial audit of our consolidated financial statements.

      Other Expenses (net). Other expenses (net) were $321,669 in fiscal 2005, an increase of $285,978 from net expenses of $35,691 in fiscal 2004. The substantial increase was caused primarily by interest expense related to increases in our borrowings which were needed to provide sources of cash in fiscal 2005. We also incurred expenses of $157,500 in order to secure forbearance from a lender with respect to a demand loan which we were unable to pay when it was called. In fiscal 2005 our 25% investments in two limited liability companies which own two of our alcoholic product brands, resulted in additional earnings in fiscal 2005 of approximately $35,000 when compared to fiscal 2004.

      Income Taxes: We have incurred substantial net losses from our inception and as a result, have not incurred any income tax liabilities. Our federal net operating loss carryforward is approximately $5,700,000 which we can use to reduce taxable earnings in the future. No income tax benefits were recognized in fiscal 2005 and 2004 as we have provided valuation reserves against the full amount of the future carryforward loss tax benefit. We will evaluate the reserve every reporting period and recognize the tax benefits when realization is reasonably assured.

Impact of Inflation
      Inflation has not had a material effect on our results of operations.

Financial Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations and investing activities for the fiscal years 2005 and 2004. Net losses for fiscal 2005 and 2004 aggregated 7,331,772, but cash consumed from operating and investing activities in both years aggregated $ 3,911,876. We were able to reduce our cash requirements in both years in large part from nonpayment of certain payroll and consulting fees owed to our management, our employees and certain other vendors and creditors. A substantial portion of these liabilities, effective April 30, 2005 were satisfied by our issuing restricted shares of our common stock, as more fully explained below. We financed our operations and investments in fiscal 2005 and 2004, from the following:

(1) On June 21, 2004 Gourmet Group initiated a Private Placement (the "Private Placement") of convertible notes ("GG Notes") and, between June 21, 2004 and October 6, 2004, raised a total of $962,500 from accredited investors. The purpose of the proceeds from these notes was to provide working capital for Drinks Americas. The GG Notes bore interest at 10% per annum, and unless converted into shares of our common stock at $.75 per share, were payable in eight equal quarterly installments, together with accrued interest, commencing one year from the issue date of each GG Note.
      As of June 24, 2005 all of the holders converted the principal and accrued interest outstanding on these Notes, totaling $1,046,510, into 1,498,955 restricted shares of our common stock at a conversion price of $0.6982.

(2) Between July 2004 and December 2004 we borrowed a total of $290,898, bearing interest at 10% per annum, from one of our Directors, Fredrick Schulman. The loan is payable on demand. See item 12 for a more detailed discussion of this obligation.

(3) In October 2003 we entered into a factoring agreement under which we assigned a substantial amount of our accounts receivable to a factor without recourse as to bad debts, but with recourse as to all customer claims. The agreement enables us to receive cash advances from the factor equal to 70% of the value of a customer invoice at date of invoicing. We receive the balance of an invoice at the time the invoice is paid in full to the factor less a factoring fee of generally between 2 1/2 % and 4% of the total invoice. On July 29, 2005 we notified the factor that we would terminate the agreement as of October 2, 2005.

(4) In May 2004 we entered into an unsecured bank credit facility for borrowings of up to $200,000 with interest at 1.5% above prime, guaranteed by Fabio Berkowicz, our Chief Financial Officer. We owe the bank $200,000 under this facility which has since been extended to October 1, 2005.

(5) During fiscal 2003 and 2004 we entered into two secured borrowing agreements with our shareholder, Ken Close, and his affiliate Nexcomm International Beverage LLC, each in the amount of $200,000, or an aggregate of $400,000, with the entire principal initially required to be repaid by January 2004, together with interest at 8% per annum. The repayment terms of the loans were subsequently modified and principal and accrued interest is repayable in an amount equal to one-third of all cash distributions we receive under our factoring facility. As of April 30, 2005 , we owed, including interest, $132,278, pursuant to these loans. In addition, in fiscal 2004, Mr. Close and his affiliate, Nexcomm International Beverage LLC, made to us, from time to time, loans aggregating $500,000 with interest payable at the effective rate of 11.8% per annum, with no specific repayment terms for principal or interest. As of April 30, 2005, we satisfied $100,000 of these loans by issuing 222,222 restricted shares of our common stock (see below). Including interest, the balance owed on these loans as of. April 30, 2005 was $317,233. We believe that these loans are the equivalent of demand loans and hope to make periodic payments to reduce the aggregate principal amount outstanding.

(6) In December 2004, we received a loan of $100,000 from an individual, who beneficially owns less than 1% of our Common Stock, without issuing a written note. We accrued interest payable to him at the rate of 10% per annum. As of April 30, 2005, we satisfied this loan by issuing 222,222 restricted shares of our common stock

(7) In January 2005, we received $100,000 from an investor without executing formal, written documents. As of April 30, 2005 this amount together with accrued interest at 10% per annum was satisified by our issuing 227,309 restricted shares of our common stock

(8) We have an informal understanding with Mr. Shep Gordon pursuant to which he would have the option of converting all or a portion of the consulting fees which we owe to him into shares of our Common Stock at a conversion price to be agreed upon. The consulting agreement which we entered into in December 2002 with Mr. Gordon provides for $600,000 in fees to Mr. Gordon payable in five fixed increments over a period of 78 months. As of June 15, 2005 the aggregate payable in cash to Mr. Gordon was $250,000. As of April 30, 2005 Mr. Gordon converted $215,383 of these fees into 478,628 restricted shares of our common stock .

(9) In fiscal 2003 we entered into a consulting agreement with a company, Marvin Traub & Associates ("MTA"), owned 100% by Marvin Traub, a member of the Board of Directors. MTA is being compensated at the rate of $100,000 per annum, a substantial portion of which has not been paid. As of April 30, 2005 the Company was indebted to MTA in the amount of $283,332. This consulting agreement is still in force for fiscal 2006.

(10) In February 2005 we entered into a best effort investment banking agreement pursuant to which a placement agent is attempting to procure equity-related financing for us of between $6,000,000 and $10,000,000 (the "2005 Equity Offering"). As the result of a bridge financing plan between us and the agent, we issued senior convertible notes in the amount of $1,350,000 of which $1,260,000 was received as of April 30, 2005. These notes bear interest at 10% per annum and both principal and interest are payable on the first anniversary of the respective note's issuance date. The note agreements include a conversion feature, enabling the holder to convert the principal into shares of our common stock at the lower of the per share price equivalent in the 2005 Equity Offering or $0.45 per share. In connection with the bridge note financing, we issued warrants to purchase 1,350,000 shares of our common stock, with a per share exercise price equal to the lower of $0.45 or the per share price equivalent in the 2005 Equity Offering. No amounts have as yet been raised in the 2005 Equity Offering and we cannot assure you that we will be able to obtain such financings.

(11) In March 2005 we entered into agreements with our executive officers, our chairman of the board, and certain of our shareholders, employees and consultants for the purpose of repaying amounts owed by us to each of them either as payroll or consulting fee liabilities, or demand loans. As a result, we satisfied total liabilities of $2,530,979 by issuing 5,624,397 of restricted shares of our common stock at a conversion price of $0.45 per share.

(12) In June 2005 we issued subscriptions for up to $1,000,000 of our Adjustable Convertible Notes. Such notes will bear interest at 10% per annum, and will give the noteholder the future option to convert outstanding principal into shares of our common stock. On June 15, 2005 we issued a note for $100,000 to an investor.

      We require additional working capital to continue operating as a going concern and to expand our business. We anticipate that increased sales revenues will help to some extent, but we will need to obtain funds from the 2005 Equity Offering or other equity or debt offerings, and/or from a new and expanded credit facility. In the event we are not able to increase working capital, we will not be able to achieve all or part of our plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business in fiscal 2006 will be materially adversely affected.

Off Balance Sheet Arrangements

      Not applicable.

Critical Accounting Policies

      Our significant accounting policies are more fully described in Note 2 to the audited financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. We believe that the following critical accounting policy is subject to estimates and judgments used in the preparation of the financial statements:

      Long Lived Assets. Long-lived assets, including intangible assets, property, furniture and equipment are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable based on certain judgments and estimates. These judgments and estimates include the determination of an event indicating impairment; the future undiscounted cash flows to be generated by the asset, including the estimated life of the asset and likelihood of alternative courses of action; and risks associated with those cash flows. An impairment charge is recorded equal to the difference between the carrying amount of the asset and its fair value.

      Useful lives of long-lived assets are based on management's estimates of the periods that the assets will be productively utilized in the revenue-generation process. Factors that affect the determination of lives include prior experience with similar assets and product life expectations and management's estimate of the period that the assets will generate revenues.

Quantitative and Qualitative Disclosure about Market Risk

      We do not hold instruments that are sensitive to changes in interest rates, foreign currency exchange rates or commodity prices. Therefore, we believe that we are not materially exposed to market risks resulting from fluctuations from such rates or prices.

ITEM 7 Financial Statements

      Financial Statements are listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

Item 8 Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

      None

Item 8A Controls and Procedures

      We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this Report and have determined that such disclosure controls and procedures are effective.

Item 8B Other Information

      As of June 24, 2005 we issued 1,498,955 restricted shares of our common stock in conversion of $1,046,510 of convertible promissory notes (including accrued interest) which were issued by Gourmet Group in a private placement initiated in June 2004.

In March 2005 we entered into agreements with our executive officers, our chairman of the board, and certain of our shareholders, employees and consultants for the purpose of repaying amounts owed by us to each of them either as payroll or consulting fee liabilities, or demand loans. As a result, we satisfied total liabilities of $2,530,979 by issuing 5,624,397 of restricted shares of our common stock at a conversion price of $0.45 per share. For more details please refer to Item 5 in this Annual Report.

In June 2005 we issued subscriptions for up to 1,000,000 of our Adjustable Convertible Notes, which bear interest at 10% per annum and give the noteholder the option in the future to convert outstanding principle into shares of our common stock.

ITEM 9 Directors, Executive Officers and Control Persons; Compliance with
Section 16(a) of the Exchange Act

Name                      Age        Positions and Offices
----                      ---        ---------------------
J. Patrick Kenny          49         President  and Chief  Executive Officer

Bruce Klein               49         Chairman of the Board of Directors

Jason Lazo                39         Chief Operating Officer

Fabio Berkowicz           55         Chief Financial Officer

Marvin Traub              80         Member, Board of Directors

Thomas Schwalm            60         Member, Board of Directors

Fredrick Schulman         52         Member, Board of Directors


J. Patrick Kenny has served as the Chairman and Chief Executive Officer of Drinks since it was founded in September 2002 and is our President and Chief Executive Officer, and a member of our Board of Directors, as of the Merger and Share Exchange. He is a former Senior Vice President and General Manager of Joseph E. Seagram & Sons, for which he held a variety of senior management positions over 22 years, with increasing levels of responsibility in Seagram's wine, wine cooler, alcoholic and non-alcoholic beverage divisions.

Mr. Kenny managed Seagram's worldwide carbonated soft drink operations from 1992 through March 2000. He held the title of Senior Vice President and General Manager when he left Seagram in March 2000, prior to its sale to Vivendi Universal. In April, 2000, he co-founded Sweet16 Intermedia, Inc., a trademark licensing and media company which was sold to TEENTV Inc., a media company for chain retailers and mall properties. He has also acted as adviser to several Fortune 500 beverage marketing companies, and has participated in several beverage industry transactions. Prior to joining Seagram, Mr. Kenny was employed in a range of sales and sales management positions with Scott Paper Co. and then Coca Cola's Wine Spectrum. Mr. Kenny was educated at West Point (U.S. Military Academy), until an athletic injury required lengthy treatment. He later received a B.A. at Georgetown University, and an M.A. at St. Johns University in New York.

Bruce K. Klein has served as the Vice Chairman of the Board of Drinks since it was founded in September 2002 and is our Chairman of the Board. Since February, 1999, he has served as the Managing Partner of Victory Partners LLC, a company created to fund privately developing businesses in their early stages. In the last five years, such company has funded six businesses in technology, vitamins and internet services areas, of which three have became public companies and three remain private. From 1992 to 1997 Mr. Klein was a registered representative of the Equitable companies, responsible for sales and services to high income clients, acting as investment advisor and estate planner to an exclusive client base. From 1986 to 1991 Mr. Klein served as President of Transatlantic Exports Corp., where his duties included purchasing and exporting of finished and contract goods throughout Europe and Africa. From 1980 through 1991, Mr. Klein owned several retail businesses in lumber, hardware home centers and decorating. He received a B.S. in Finance and an M.B.A in Marketing from Fairleigh Dickinson University.

Jason Lazo has served as the Chief Operating Officer of Drinks since May, 2003. From December, 1997 to May, 2003, he worked for Joseph E. Seagram & Sons as Director of Finance, during which he served in the Mixers Group of Seagram working with Mr. Kenny. From January, 1990 to December, 1997, Mr. Lazo worked at Kraft Foods as Manager of Business Analysis, with responsibility for the Capri Sun and Kool-Aid Koolburst, and Ready to Drink Country Time & Crystal Lite brands. He has also worked as a Kraft Foods Plant Controller, managing the start-up of Capri Sun and Lender's Bagels. He has worked in logistics and procurement for Kraft Foods central manufacturing organization and in corporate finance for Entenmann's Bakeries, Inc. He received a B.S. in Finance and an M.S. in Accounting from Long Island University.

Marvin Traub was an initial investor with Mr. Kenny in Maxmillian Partners, LLC. He joined our Board of Directors upon our completion of the Share Exchange. From 1978 to 1991 he served as CEO and Chairman of Bloomingdales. His background is in marketing, retail, home furnishings and apparel. Mr. Traub serves as President of his own marketing and consulting firm, Marvin Traub Associates ("MTA") which he founded in 1992. MTA currently has clients in 14 countries and an outstanding team of 18 consultants all former principals in the retail and consumer goods sectors. Previous to that, Mr. Traub served as Chairman of Financo Global Consulting, the consulting arm of Financo, Inc., where he was Senior Advisor.

Mr. Traub is the author of "Like No Other Store..." a combination autobiography and history of Bloomingdale's and American retailing. It was first published in 1993 by Random House and has since gone through three printings. Mr. Traub's consulting clients include American Express, Ralph Lauren, Jones New York, Saks Fifth Avenue, Federated Department Stores, Nautica Europe, Lanvin-France, Coin-Italy, Men's Health, Yue Sai Kan-China, Aishti-Lebonon, Quartier 206-Berlin, The Mercury Group-Moscow, Al Tayer Group-Dubai and AOL Time Warner Center at Columbus Circle in New York.

In 2005, in partnership with Mohan Murjani, Mr. Traub created Murjani Traub India Ltd., a joint venture aimed at bringing global brands to India with offices in New York and Mumbai.

Thomas H. Schwalm was an initial investor with Mr. Kenny in Maxmillian Partners. He joined our Board of Directors upon our completion of the Share Exchange. He is a 25 year veteran of the beverage industry. In 1995, he co-founded the South Beach Beverage Company, known as SoBe beverage, which was acquired by PepsiCo, Inc.in 2001. From 1995 to January 2001, he served as managing member of SoBe Beverage.

Mr. Schwalm's career includes various managerial positions with the Joseph Schlitz Brewing Company from 1968-1982 and as Group Marketing Director for the Stroh Brewing Company from 1982-1984, where he managed a $100 million marketing budget and introduced Stroh nationally in 1983. From 1985-1992 he was VP of Sales and Marketing for Dribeck Importers, the US importer for Becks Beer. In 1992 Mr. Schwalm became President of Barton Beers, in Chicago. Barton Beers imported and marketed the Modelo brands - Corona, Corona Light, Pacifico, Negro Modelo and Modelo Especiale. Barton Beers also imported Tsingtao from China, Double Diamond from England, St. Pauli Girl from Germany and Peroni from Italy and Point Beer from the Steven Point Brewing Company.

Since January, 2002, he has served as CEO and President of the Thousand Islands Country Club, an exclusive golfing resort, and The Preserve, a luxury residential development, both located in upstate NY. Mr. Schwalm graduated in 1968 from the University of Wisconsin.

Fredrick Schulman has served as the Chairman and President of Gourmet Group, Inc. since September 2000 and he has been a member of our Board of Directors since the completion of the Share Exchange. He has 25 years of experience in corporate and commercial finance, venture capital, leveraged buy outs, investment banking and corporate and commercial law.

Mr. Schulman's career includes key positions with RAS Securities in New York from 1994-1998 as General Counsel and Investment Banker, eventually becoming Executive Vice President and Director of Investment Banking. From 1999 to September, 2001, he was President of Morgan Kent Group, Inc., a venture capital firm based in New York and Austin, Texas. Since September, 2003, Mr. Schulman has served as Chairman of Skyline Multimedia Entertainment, Inc., and, since September, 2002, he has served as President and Director of East Coast Venture Capital, Inc., a specialized small business investment company and community development entity based in New York.

Fabio Berkowicz has served as the Chief Financial Officer of Drinks Americas since October 2004. He is a certified public accountant with over 35 years experience in public accounting. Prior to joining the Company he was a senior partner of Edward Isaacs and its successor, McGladrey & Pullen. For McGladrey & Pullen, Mr. Berkowicz was a managing partner of its New York City regional office. He was responsible for managing over 200 accountants and CPA professionals and overseeing accounting services for the full range of both firms' clients.

      Messrs Kenny, Klein, Lazo,Berkowicz and Close ( a 10% shareholder) have recently received restricted shares of our common stock in satisfaction of compensation, consulting fees or loans which were owed to them (see Item 5 for additional details). These persons have not yet reported the issuances of these shares under Section 16(a) of the Exchange Act, although they are expected to do so shortly.

ITEM 10 Executive Compensation.

Compensation of Executive Officers

      The following table shows for fiscal years ended April 30, 2005 and 2004, respectively, certain compensation awarded or paid to, or earned by, the following persons (collectively, the "Named Executive Officers").

o     J. Patrick Kenny, our President and Chief Executive Officer;

o     Bruce Klein, our Chairman of the Board,

o     Jason Lazo, our Chief Operating Officer, and

o Fredrick Schulman, a member of our Board of Directors and former President of Gourmet Group, Inc., our Nevada predecessor.

      Other than the Named Executive Officers, none of our executive officers earned more than $100,000 in salary and bonus for the 2005 or 2004 fiscal years. We did not grant stock options or restricted stock to them during the periods indicated.

                           SUMMARY COMPENSATION TABLE

                                             Annual Compensation

Name and                           Fiscal                             Other
 Principal Position                 Year      Salary      Bonus    Compensation

J. Patrick Kenny                    2005    $ 257,662    $    --    $  27,512
Chief Executive Officer(1)          2004      240,000         --       21,509

Bruce Klein                         2005      240,000         --           --
Chairman of the Board(2)            2004      240,000         --           --

Jason Lazo                          2005      141,428         --           --
Chief Operating Officer(3)          2004      125,000         --           --

Fredrick Schulman                   2005           --         --           --
Former President Gourmet            2004           --         --           --
  Group, Inc.

(1) Of the $257,662 and $240,000 of salary earned by Mr. Kenny (or his consulting company) in fiscal 2005 and 2004, respectively. $18,735 (2005) and $8,500 (2004) was payable to Westridge Partners, LLC, a consulting company wholly-owned by Mr. Kenny. Other compensation of $27,512 in fiscal 2005 and $21,509 in fiscal 2004 represents payments of personal major medical and life insurance premiums. We currently have no corporate sponsored employee benefit plans. $388,108 of the total salary earned in fiscal 2005 and 2004 was satisfied through the issuance of 862,462 restricted shares of our common stock.

(2) The $240,000 of salary shown as earned by Mr. Klein in each of the fiscal years 2005 and 2004, was payable to Victory Partners, LLC, a consulting firm controlled by Mr. Klein, as payment for the services of Mr. Klein. All of the compensation in fiscal 2005 and 2004, in addition to $88,860 of compensation prior to fiscal 2004, was satisfied through the issuance of 1,264,133 restricted shares of our common stock.

(3) $157,249 of the total salary earned by Mr. Lazo in fiscal 2005 and 2004 was satisfied through the issuance of 349,443 restricted shares of our common stock.

Employment Agreements and Change-in-Control Arrangements

      We do not have any employment agreements with our officers.

Incentive Plans

      We have not adopted any stock option plans and any incentive plans previously adopted by Gourmet Group have been canceled.

                        Option Grants in Last Fiscal Year

      We did not grant to the Named Executive Officers options to purchase shares in fiscal 2005.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

      None of our officers held stock options to purchase shares during fiscal 2005. except that Fredrick Schulman held stock options to purchase 188,400 shares of our Common Stock (or 1,884,000 shares before the "reverse split") at market value of the time of the options were issued, which options he exercised in May 2004 at the exercise price of $.001 per share.

      We have not compensated our Board members for their participation on the Board and do not have any standard or other arrangements for compensating them for such service. However, we have made payments for other reasons, as described in this "Executive Compensation" section and the following "Certain Relationships and Related Transactions" section.

ITEM 11 Security Ownership of Certain Beneficial Owners, Directors and Executive Officers and Related Shareholder Matters

The following table shows the number of shares of common stock (no common stock equivalents) beneficially owned as of July 25, 2005 by each director, the executive officers as detailed in the executive compensation table, all directors and executive officers as a group and other significant shareholders.


                       Aggregate Number of             Percentage of
Name                Shares Beneficially Owned        Outstanding Shares
----                -------------------------        ------------------

J. Patrick Kenny          14,861,860 (1)                   26.4%

Bruce Klein               11,350,856 (2)                   20.1%

Kenneth Close              8,343,018 (3)                   14.8%

Thomas Schwalm             2,482,533 (4)                    4.4%

Fabio Berkowicz            1,671,820 (5)                    3.0%

Jason Lazo                   627,359 (6)                    1.1%

Marvin Traub                 160,959 (7)                    *(7)

Fredrick Schulman          1,053,370 (8) (9)                1.9%

All directors and executive officers in total beneficially own 32,218,207 shares or 57.2% of our outstanding common stock.

(1) Includes 10,000,000 and 2,000,000 shares owned by Kenny LLC I and Kenny LLC II, respectively, entities controlled by Mr. Kenny.-

(2) Includes 8,900,000 shares owned by Peter Christian and Associates, LLC, of which Mr. Klein is the manager, 1,264,133 shares owned by Victory Partners, LLC, a firm controlled by Mr. Klein, 55,556 shares owned by Vigilant Investors a firm Mr. Klein is a partner in and 550,000 and 450,000 shares owned by the wife and sons of Mr. Klein.

(3) Includes 6,279,957 shares owned by Nexcomm International Beverage, LLC, of which Mr. Close is the manager.

(4) All shares are owned through Greenwich Beverage Group, LLC, of which Mr. Schwalm is the manager.

(5) All shares are owned through MFADS, LLC of which Mr. Berkowicz is the manager.

(6)   All shares are owned through Lazo, LLC, an entity controlled by Mr. Lazo.

(7)   Less than 1%

(8) Includes 219,970 shares owned by Mr. Schulman's wife, Lois Shapiro, to which shares Mr. Schulman disclaims beneficial ownership. 250,000 of Mr. Schulman's shares have been pledged for certain obligations.

(9) Does not include 600,000 shares owned by JGS Supermarket Management Corp., an entity owned and controlled by Mr. Schulman's sister.

ITEM 12 Certain Relationships and Related Transactions.

      Between July 2004 and December 2004 Fredrick Schulman, one of our directors (who was then Gourmet Group's president and chairman) extended a payable on demand unsecured credit facility to the Company in an amount of up to $291,000. Mr. Schulman borrowed $172,230 of this amount from third parties and in turn lent this amount to us. The remaining $118,700 was from Mr. Schulman's own funds. All but one of the third parties from whom Mr. Schulman borrowed from, comprising an aggregate $157,500, demanded repayment from him, and Mr. Schulman demanded that we repay him a like amount. Since we were unable to do so we agreed to issue 350,000 restricted shares of our common stock (which we valued at $0.45 per share), which shares were delivered to the third parties who demanded repayment of their investment of $157,500, in consideration for their forebearance with respect to this debt.

      In fiscal 2003 we entered into a marketing consulting agreement with a company, Marvin Traub & Associates ("MTA"), owned 100% by Marvin Traub, a member of the Board of Directors. Under the Agreement, MTA is entitled to receive $100,000 in each of the fiscal years 2005 and 2004, none of which has been paid. As of April 30, 2005, we were indebted to MTA in the amount of $283,332.

      During fiscal 2003 and 2004 we entered into borrowing agreements with one of our shareholders, Ken Close, and his affiliate Nexcomm International Beverage, LLC, with respect to borrowings in the aggregate amount of $900,000. See Item 6 and Item 5 of this Annual Report for additional details..

      Westridge Partners, LLC, a consulting company wholly-owned by Mr.Kenny, earned consulting fees from us in the amount of $18,735 in fiscal 2005 and $8,500 in fiscal 2004 for services provided to us by Mr. Kenny through such entity. In addition unpaid compensation of $388,108 owed to Mr. Kenny directly was satisfied in fiscal 2005 by issuing 862,462 restricted shares of our common stock.

      Victory Partners, LLC ("Victory"), an entity wholly-owned by Bruce Klein, our Chairman of the Board earned $240,000 of consulting fees in each of the fiscal years 2005 and 2004. These fees were earned by Victory for the services provided to us by Mr.Klein through Victory. In fiscal 2005 we satisfied consulting fee obligations totaling $568,860 (including $460,000 of the fees earned in fiscal 2005 and 2004) by issuing 1,264,133 restricted shares of our common stock.

      In May 2004 we entered into an unsecured $200,000 bank credit facility with interest at 1.5% above the prime rate, and as of April 30, 2005 we owed the bank $200,000. Fabio Berkowicz, our Chief Financial Officer, has personally guaranteed our obligation to the bank. In addition we incurred fees to a consulting firm controlled by Mr. Berkowicz totaling $80,666 in fiscal 2005 and $70,000 in fiscal 2004 all for the services rendered to us by Mr. Berkowicz through this entity. In fiscal 2005 we satisfied consulting fee obligations totaling 71,666 by issuing 159,258 restricted shares of our common stock. As of April 30, 2005 we are obligated to this entity for fees totaling $34,000.

      In fiscal 2005 we satisfied $157,249 of compensation owed to Jason Lazo, our chief operating officer by issuing 349,442 restricted shares of our common stock.

      In fiscal 2004 Vigilant Investors, a company in which Mr. Klein is a partner and has investment authority, loaned the Company $25,000. This loan was repaid as of April 30, 2005 by issuing 55,555 restricted shares of our common stock

      We incurred licensing royalty expenses of approximately $132,000 and $147,000 in fiscal 2005 and 2004, respectively, to Old Whiskey River Distilling Company, LLC and Y Sake, LLC in which we own 25 percent membership interests.

ITEM 13 Exhibits, Lists, Reports on Form 8-K

      (A) Exhibit Index

2.1 Agreement and Plan of Share Exchange, dated as of June 9, 2004, among Gourmet Group, Inc., Drinks Americas, Inc. and the shareholders of Drinks Americas, Inc.

3.1 Certificate of Incorporation of Drinks Americas Holdings, Ltd.

3.2 By-Laws of Drinks Americas Holdings, Ltd.

4.1 Form of 10% Convertible Promissory Note issued by Gourmet Group, Inc., including Registration Rights provisions.

4.2** Form of 10% Senior Convertible Promissory Note, dated March 2005, issued by Drinks Americas Holdings, Ltd. issued by Drinks Americas Holdings, Ltd. to investors in its Bridge Notes financing.

4.3** Form of Stock Purchase Warrant, dated March 2005, issued by Drinks Americas Holdings, Ltd to investors in its Bridge Note financing.

10.1 Form of 10% Promissory Note issued by Drinks Americas, Inc. to Gourmet Group, Inc. relating to the proceeds of the Private Placement.

10.2 Agreement, dated April 6, 2004, between Paul Newman, Newman's Own, Inc. and Drinks Americas, Inc. relating to the distribution of Newman's Own Lightly Sparkling Fruit Juices.

10.3 Letter, dated May 12, 2003, from Interamericana de Licores, S.A. to Drinks Americas, Inc. relating to the production of Cohete Rum.

10.4 Purchase Agreement, dated July 29, 2003, between Drinks Americas, Inc. and Aguila Tequila Partners relating to Aguila Tequila.

10.5 Agreement, dated June 24, 2003, between Xanadu Wines Limited and Drinks Americas, Inc. relating to the distribution of Xanadu Normans Wines.

10.6 Interest Purchase Agreement, dated December 9, 2002, between Drinks Americas, Inc. and Shep Gordon.

10.7 Assignment, dated December 9, 2002, from Shep Gordon to Drinks Americas,Inc. of the limited liability company interests in Old Whiskey River Distilling Company LLC.

10.8 Assignment, dated December 9, 2002, from Shep Gordon to Drinks Americas, Inc. of the limited liability company interests in Y Sake LLC.

10.9 Assignment, dated December 9, 2002, from Alive Enterprises, Inc. to Old Whiskey River Distilling Company LLC of Trademark rights to Old Whiskey River.

10.10 Assignment, dated December 9, 2002, from Alive Enterprises, Inc. to Y SakeLLC of Trademark rights to Y Sake.

10.11 Trademark License Agreement, dated December 9, 2002, between Drinks Americas, Inc. and Old Whiskey River Distilling Company LLC relating to Old Whiskey River and Willie Nelson.

10.12 Trademark License Agreement, dated December 9, 2002, between Drinks Americas, Inc. and Y Sake LLC relating to Y Sake and Roy Yamaguchi.

10.13 Distributor Rights Agreement, dated December 9, 2002, between Old Whiskey River Distilling Company LLC and Drinks Americas, Inc.

10.14 Distributor Rights Agreement, dated December 9, 2002, between Y Sake LLC and Drinks Americas, Inc.

10.15 Consulting and Exclusive Referral Agreement, dated December 9, 2002, by and among Shep Gordon, Drinks Americas, Inc. and Maxmillian Partners, LLC.

10.16 Sublease Agreement, dated August 12, 2002, by and between Blau Marketing Technologies, Inc. as Sublandlord and Maxmillian Partners, LLC as subtenant.

10.17 Amended and Restated License Agreement, dated December 10, 2002, between Old Whiskey River Distilling Company, LLC and Willie Nelson.

10.18 Consulting Letter Agreement, dated March 28, 2002, between Marvin Traub Associates, Inc. and Maxmillian Partners, LLC.

10.19 Letter, dated October 28, 2002, from DAS Communications Ltd. (David Sonenberg) to Drinks Americas, Inc.

10.20 Restated (Demand) Promissory Note, dated as of July 9, 2004, in the amount of $290,000 from Drinks Americas, Inc. to Fredrick Schulman as agent for the payees.

10.21 Promissory Note, dated May 10, 2004, in the amount of $200,000 from Drinks Americas, Inc. to Bank Leumi USA.

10.22 Unlimited Guaranty, dated May 13, 2004, from Drinks Americas, Inc. to Bank Leumi USA.

10.23 Secured Convertible Note and Agreement, dated April 8, 2003, in the amount of $200,000 from Maxmillian Partners LLC to Nexcomm InternationalBeverages, LLC.

10.24 Guaranty Agreement, dated April 8, 2003, between Drinks Americas, Inc. and Nexcomm International Beverages, LLC.

10.25 Security Agreement, dated April 8, 2003, by and between Drinks Americas, Inc. and Nexcomm International Beverages, LLC.

10.26 Secured Convertible Note and Agreement, dated July 28, 2003, in the amount of $200,000 from Maxmillian Partners LLC to Nexcomm International Beverages, LLC.

10.27 Security Agreement, dated July 28, 2003, by and between Maxmillian Partners LLC and Kenneth H. Close.

10.28 Security Agreement, dated July 28, 2003, by and between Drinks Americas, Inc. and Kenneth H. Close.

10.29 Guaranty Agreement, dated July 28, 2003, between Maxmillian Mixers LLC and Kenneth H. Close.

10.30 Promissory Note, dated October 15, 2004, in the amount of $155,975 from Drinks Americas, Inc. to Nexcomm International Beverages, LLC.

10.31 Promissory Note, dated October 15, 2004, in the amount of $352,167 from Drinks Americas, Inc. to Kenneth H. Close.

10.32 Promissory Note, dated October 15, 2004, in the amount of $44,560 from Drinks Americas, Inc. to Kenneth H. Close.

10.33 Security Agreement, dated October 15, 2004, by and between Drinks Americas, Inc. and Nexcomm International Beverages, LLC.

10.34** Form of Registration Rights Agreement between Drinks Americas Holdings, Ltd and the investors in its Bridge Notes financing

21.1(a)* List of Subsidiaries of Drinks Americas Holdings, Ltd

31.1* Certification by J. Patrick Kenny, Chief Executive Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification by Fabio Berkowicz, Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification by J. Patrick Kenny, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification by Fabio Berkowicz, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Numbers with (*) are filed herewith. Numbers with (**) have been incorporated by reference to our Form 8-K filed on March 25, 2005. All other exhibits have been incorporated by reference to our Form 8-K filed on March 9, 2005.

      (B) Reports on Form 8-K

      During the fourth quarter of our fiscal year we filed a Report on Form 8-K in which we announced that we sold an additional $410,000 of our Senior Convertible Notes and that we expected to raise the maximum amount of these notes. As of May 9, 2005 we issued a total of 1,350,000 of these notes, the maximum amount. No noteholder has converted any amount into shares of our common stock.

ITEM 14 Principal Accountants' Fees and Services

      We engaged Bernstein & Pinchuk, LLP as the our principal accountants to perform the audit of our financial statements for the year ended April 30, 2005. During the year ended April 30, 2005 we incurred total fees payable to our accountants totaling $60,000 related to the audit of Maxmillian Partners and Affiliates for the year ended April 30, 2004 plus $15,000 related to the audit of Gourmet Group Inc. for the year ended June 30, 2004 and subsequent quarterly reviews.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2005

                                                 Drinks Americas Holdings, Ltd..

                                                 By: /s/ J. Patrick Kenny
                                                    ----------------------------
                                                         J. Patrick Kenny
                                                      Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                   Capacities                            Date

------------------     Chief Executive Officer, Director         August 15, 2005
 J. Patrick Kenny

------------------     Chief Financial Officer                   August 15, 2005
  Fabio Berkowicz

------------------     Chief Operating Officer                   August 15, 2005
    Jason Lazo

------------------     Chairman of the Board                     August 15, 2005
    Bruce Klein

------------------     Director                                  August 15, 2005
Frederick Schulman

------------------     Director                                  August 15, 2005
   Marvin Traub

------------------     Director                                  August 15, 2005
  Thomas Schwalm

                                TABLE OF CONTENTS

                                                                         Page(s)

Independent Auditor's Report                                                 1

Consolidated Balance Sheet as of April 30th, 2005                            2

Consolidated Statements of Operations for the Years
Ended April 30th, 2005 and 2004                                              3

Consolidated Statements of Changes in the Shareholders'
Deficiency for the Years Ended April 30th, 2005 and 2004                     4

Consolidated Statements of Changes in Cash Flows
for the Years Ended April 30th, 2005 and 2004                                5

Notes to Consolidated Financial Statements                                  6-17

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Drinks Americas Holdings, Ltd.
Wilton, Connecticut

We have audited the accompanying balance sheets of Drinks Americas Holdings, Ltd. and affiliates as of April 30, 2005, and the related statements of operations, shareholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2005 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred significant losses from operations since its inception and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bernstein & Pinchuk LLP

Certified Public Accountants

New York, New York
July 5, 2005

                   DRINKS AMERICAS HOLDINGS, LTD AND AFFILIATE
               (FORMERLY MAXMILLIAN PARTNERS, LLC AND AFFILIATES)
                 CONSOLIDATED BALANCE SHEET AS OF APRIL 30, 2005

ASSETS
Current Assets
     Cash                                                          $    231,578
     Accounts receivable, net of allowances of $5,000                    92,069
     Due from factor, net of allowance                                   28,157
     Inventories                                                        617,585
     Other current assets                                               204,032
                                                                   ------------
            Total current assets                                      1,173,421

Property and Equipment, at cost less accumulated
       depreciation and amortization                                    100,212
Investment in Equity Investees                                           50,024
Intangible assets, net of accumulated amortization                      642,969
Deferred loan costs                                                     221,537
Other                                                                    25,492
                                                                   ------------
                                                                   $  2,213,655
                                                                   ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
 Current Liabilities:
 Accounts payable                                                  $  2,052,433
 Current maturities of long-term debt                              $    295,312
 Notes and loans payable                                              2,218,901
 Accrued expenses                                                       984,475
                                                                   ------------
          Total current liabilities                                   5,551,121

Long-term debt, less current maturities                                 667,188
                                                                   ------------
          Total liabilities                                           6,218,309

Shareholders' deficiency
  Preferred Stock, $0.001 par value; 1,000,000 shares authorized
  Common Stock, $0.001par value; 100,000,000 authorized:
     issued and outstanding 54,846,983 shares                            54,847
  Additional paid-in capital                                          6,954,698
Accumulated deficit                                                 (11,014,199)
                                                                   ------------
                                                                     (4,004,654)
                                                                   ------------
                                                                   $  2,213,655
                                                                   ============

See notes to consolidated financial statements

                   DRINKS AMERICAS HOLDINGS, LTD AND AFFILIATE
               (FORMERLY MAXMILLIAN PARTNERS, LLC AND AFFILIATES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEARS
                                                              ENDED
                                                             APRIL 30,
                                                  -----------------------------
                                                      2005             2004
                                                  ------------     ------------
                                                                   reclassified
Net sales                                         $  2,071,566     $  1,354,453

Cost of sales                                        1,556,193        1,000,160
                                                  ------------     ------------

     Gross profit                                      515,373          354,293

Selling, general and administrative expenses         4,521,402        3,322,676
                                                  ------------     ------------

      Loss before other expenses (net)              (4,006,029)      (2,968,383)

Other expenses (net):

     Interest                                          361,769           42,346

     Other                                             (40,100)          (6,655)
                                                  ------------     ------------

                                                       321,669           35,691
                                                  ------------     ------------

      Net Loss                                    $ (4,327,698)    $ (3,004,074)
                                                  ============     ============

Net loss per share (Basic and Diluted)            $      (0.10)    $      (0.08)
                                                  ============     ============
See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD.
  AND AFFILIATE
(FORMERLY MAXMILLIAN PARTNERS, LLC
  AND AFFILIATES)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
YEARS ENDED APRIL 30, 2005 AND 2004

                                                          COMMON STOCK
                                                ---------------------------------  ADDITIONAL                          TOTAL
                                                                                     PAID-IN         ACCUMULATED    SHAREHOLDERS'
                                                     SHARES           AMOUNT         CAPITAL         DEFICIT          DEFICIT
                                                -----------------------------------------------------------------  ---------------
BALANCE   MAY 1, 2003                                 36,943,663        $ 36,944    $ 3,270,422     $ (3,682,427)      $ (375,061)

           ISSUANCE OF SHARES FOR CASH                 6,251,628           6,252      1,163,748                         1,170,000

           NET LOSS FOR THE YEAR                                                                      (3,004,074)      (3,004,074)
                                                -----------------------------------------------------------------  ---------------
BALANCE APRIL 30, 2004                                43,195,291          43,196      4,434,170       (6,686,501)      (2,209,135)

           ISSUANCE OF SHARES FOR SERVICES             1,968,501           1,968           (768)                            1,200

           ISSUANCE OF SHARES TO
           SHAREHOLDERS OF LEGAL ACQUIRER              4,058,794           4,059         (4,059)                                -

           ISSUANCE OF SHARES IN SETTLEMENT
           OF ACCRUED COMPENSATION, EXPENSES
           AND NOTES AND LOANS PAYABLE                 5,624,397           5,624      2,525,355                         2,530,979

           NET LOSS FOR THE YEAR                                                                      (4,327,698)      (4,327,698)
                                                -----------------------------------------------------------------  ---------------
BALANCE  APRIL 30, 2005                               54,846,983        $ 54,847    $ 6,954,698    $ (11,014,199)    $ (4,004,654)
                                                =================================================================  ===============


See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD.,
  AND AFFILIATE
(FORMERLY MAXMILLIAN PARTNERS, LLC
  AND AFFILIATES)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 2005 & 2004


                                                                                  2005             2004
                                                                          ------------     ------------

Cash Flows From Operating Activities:
     Net loss                                                             $ (4,327,698)    $ (3,004,074)
     Adjustments to reconcile net loss to net cash used in
       operating activities

            Depreciation and amortization                                      140,956           51,697
            Earnings in equity method investees                                (40,042)          (6,655)
            Stock issued for services of vendors, employees, directors       1,195,380
            Allowance for uncollectible accounts                                30,000           26,000
            Changes in operating assets and liabilities:
              Accounts receivable                                               (7,654)          47,315
              Due from factor                                                    5,976          (34,133)
              Inventories                                                      123,943         (616,924)
              Other current assets                                             (73,149)         (13,899)
              Accounts payable                                                 213,429          917,413
              Accrued expenses                                                 450,381        1,141,512
                                                                          ------------     ------------

               Net cash used in
                operating activities                                        (2,288,478)      (1,491,748)
                                                                          ------------     ------------
Cash Flows From Investing Activities:
     Acquisition of property and equipment                                     (31,149)              --
     Acquisition of intangibles and deferred charges                          (100,000)
     Other                                                                        (500)
                                                                          ------------     ------------

                 Net cash used in investing activities                         (31,149)        (100,500)
                                                                          ------------     ------------

Cash Flows From Financing Activities:
     Proceeds from issuance of equity instruments                                             1,170,000
     Proceeds from issuances of notes, loans and long-term debt              2,924,602          432,112
     Payments of notes and loans                                              (222,584)
     Payments for loan costs                                                  (254,581)
                                                                          ------------     ------------


                 Net cash provided by financing activities                   2,447,437        1,602,112
                                                                          ------------     ------------

                 Net increase in cash                                          127,810            9,864

Cash at beginning of year                                                      103,768           93,904
                                                                          ------------     ------------

Cash at end of year                                                       $    231,578     $    103,768
                                                                          ============     ============

Supplemental Disclosure of Cash Flow Information
  Sale of product in exchange for prepaid expense (trade credits)              114,729
                                                                          ------------
  Liabilities converted into shares of common stock                          1,390,799
                                                                          ------------

     Interest paid                                                              97,642            9,077
                                                                          ------------     ------------
     Income taxes paid                                                              --               --
                                                                          ------------     ------------

See notes to consolidated financial statements

                  DRINKS AMERICAS HOLDINGS, LTD. AND AFFILIATES
               (FORMERLY MAXMILLIAN PARTNERS, LTD AND AFFILIATES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 2005 AND 2004


1.    BASIS OF PRESENTATION AND NATURE OF BUSINESS

      On March 9, 2005 the shareholders of Drinks Americas, Inc. ("Drinks") a company engaged in the business of importing and distributing unique, premium alcoholic and non-alcoholic beverages associated with icon entertainers, sports figures, celebrities and destinations, to beverage wholesalers throughout the United States, acquired control of Drinks Americas Holdings, Ltd (`the Company"). The Company was incorporated in the State of Delaware on February 14, 2005. On March 9, 2005 the Company merged with Gourmet Group, Inc., (`Gourmet"), a publicly traded Nevada corporation, which resulted in Gourmet shareholders acquiring 1 share of the Company's common stock in exchange for 10 shares of Gourmet's common stock. Both the Company and Gourmet were considered "shell" corporations, as Gourmet had no operating business on the date of the share exchange, or for the previous three years. Pursuant to the June 9, 2004 Agreement and Plan of Share Exchange among Gourmet, Drinks and the Drinks' shareholders the Company, with approximately 4,058,000 of outstanding common stock, issued approximately 45,164,000 of additional shares of its common stock on March 9, 2005 to the common shareholders of Drinks and to the members of its affiliate Maxmillian Mixers, LLC (`Mixers'), in exchange for all of the outstanding Drinks' common shares and Mixers' membership units, respectively. As a result Maxmillian Partners, LLC, ("Partners"), which owned 99% of the Drinks' outstanding common stock and approximately 55% of Mixers' outstanding membership, units became the Company's controlling shareholder with approximately 87% of the Company's outstanding common stock.

      For financial accounting purposes this business combination has been treated as a reverse acquisition, or a recapitalization of Maxmillian Partners, LLC, a holding company and the parent company of Drinks, and Partners' other operating subsidiary and affiliates, Mixers and Drinks' inactive foreign subsidiaries (Bebedes de C.A. and Cohete, S.A.). The accompanying consolidated balance sheet as of April 30, 2004 and the related consolidated results of operations, changes in shareholders' deficit and cash flows for the year then ended, plus the period May 1, 2004 to March 8, 2005 are those of Partners its subsidiary and affiliates. (Collectively "the Company" prior to March 9, 2005). The consolidated balance sheet as of April 30, 2005 and results of operations from March 9, 2005 to April 30, 2005 and all subsequent events reflect Drinks Americas Holdings, Ltd its majority-owned subsidiaries and Partners (collectively "the Company" subsequent to March 9, 2005). All intercompany transactions and balances in these financial statements have been eliminated in consolidation. The amount of common and preferred shares authorized, issued and outstanding as of April 30, 2005, are those of the Company, the legal acquirer. Common shares issued at the acquisition date represent the number of outstanding shares of the Company before the share exchange with Partners. Common shares outstanding as of April 30, 2004 and 2003 and weighted average number of basic and diluted common shares outstanding for the year then ended represent the number of equivalent shares which would have been issued by the Company to the Drinks' shareholders and Mixer members prior to March 9, 2005. Operating results of Drinks Americas Holdings, Ltd. and its predecessor Gourmet for periods prior to the date of the reverse acquisition and its financial position as of April 30, 2004 are not material.

                  DRINKS AMERICAS HOLDINGS, LTD. AND AFFILIATES
               (FORMERLY MAXMILLIAN PARTNERS, LTD AND AFFILIATES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 2005 AND 2004

      Partners, which was organized as a Delaware limited liability company on January 1, 2002 and incorporated Drinks in Delaware on September 24, 2002, subsequent to March 9, 2005 transferred all of its Company shares to its members as part of a plan of liquidation. The financial statements of Partners are included in the accompanying consolidated financial statements.

      The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. The Company has a shareholders' deficit of $4,004,654 as of April 30, 2005, and has incurred significant operating losses and negative cash flows from operations since inception. These factors indicate the Company may not be able to continue as a going concern. Management anticipates cash flows from the proceeds of additional debt and equity offerings in fiscal 2006. Management plans to introduce new products and to greatly expand the marketing efforts of all of its products to increase volume and reduce operating losses in fiscal 2006. There can be no assurance, however that management's plans will enable the Company to attain profitable operations or generate sufficient cash flows from operations and financing activities necessary to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Revenue Recognition

      The Company recognizes revenues when title passes to the customer, which is generally when products are shipped. Net sales include applicable billings to customers for shipping and handling.

      Cash Concentration

      The Company from time to time maintains balances in depository accounts in excess of FDIC insured limits. The Company has not experienced any credit losses nor anticipates any future losses in such accounts.

      Reclassifications

      Certain amounts in the 2004 consolidated financial statements have been reclassified toconform to the 2005 presentation with no effect on net loss or shareholders' deficit.

                  DRINKS AMERICAS HOLDINGS, LTD. AND AFFILIATES
               (FORMERLY MAXMILLIAN PARTNERS, LTD AND AFFILIATES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 2005 AND 2004

      Accounts Receivable

      Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations.

      Inventories

      Inventories are valued at the lower of cost (first-in, first-out) or market.

      Property and Equipment

      Property (leasehold improvements), furniture and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of furniture and equipment, and amortization of improvements is provided on the straight-line method over the term of the related lease.

      Impairment of Long-lived Assets

      In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets), the Company's policy is to record an impairment loss at each balance sheet date when it is determined that the carrying amount may not be recoverable based on undiscounted future cash flows of the related asset. At April 30, 2005 no long-lived assets were deemed to be impaired.

      Income Taxes

      As of April 30, 2005 the Company and Drinks are C Corporations under the provisions of the Internal Revenue Code and applicable state statutes. Deferred taxes are provided based on the tax effects of certain temporary differences between the valuation of assets and liabilities for financial statement and income tax purposes. Deferred tax balances are adjusted to reflect tax rates, based on current tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Valuation allowances are established as necessary to reduce deferred tax assets to amounts more likely than not to be realized. Partners is a limited liability company, taxed as a partnership with no income tax liabilities under the provisions of the Internal Revenue Code and applicable state statutes.

                  DRINKS AMERICAS HOLDINGS, LTD. AND AFFILIATES
               (FORMERLY MAXMILLIAN PARTNERS, LTD AND AFFILIATES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 2005 AND 2004

      Deferred Charges and Intangible Assets

      The costs of intangible assets with determinable useful lives are amortized over the respectful useful life on the straight-line method. The costs of trademarks and product distribution rights are amortized over their related useful lives of between 15 to 40 years.

      The costs incurred by the Company in connection with the issuance of senior convertible notes are being amortized into income ratably over the maturity period of each of the notes. Costs in connection with the aforementioned reverse acquisition, have been expensed as incurred.

      Investments

      The investments of the Company in 25% ownership interests of Old Whiskey River Distilling, LLC and Y Sake, LLC are accounted for under the equity method of accounting.

      Advertising Costs

      Advertising costs are expensed as incurred. Advertising expense was approximately $15,700 and $ 21,000 for the years ended April 30, 2005 and 2004, respectively.

      Shipping and Delivery

      The Company includes shipping and delivery costs in selling, general and administrative expenses. Shipping and delivery costs were approximately $16,700 and $ 15,000 for the years ended April 30, 2005 and 2004, respectively.

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Fair Value of Financial Instruments

      The carrying amounts for cash, trade receivables, accounts payable, current maturites of long-term debt, and notes and loans payable approximate fair values as of April 30, 2005 because of the short term maturities of those instruments.

                  DRINKS AMERICAS HOLDINGS, LTD. AND AFFILIATES
               (FORMERLY MAXMILLIAN PARTNERS, LTD AND AFFILIATES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 2005 AND 2004

      Recent Accounting Pronouncements

      In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151 entitled "Inventory Costs--an amendment of ARB No. 43, Chapter 4" ("FAS No. 151"). This statement amends the guidance in ARB No. 43 to clarify the accounting for certain costs including abnormal amounts of idle facility expense, freight, handling costs and spoilage. FAS No. 151 requires that these items be expensed as incurred. The Company adopted FAS No. 151 in the year ended April 30, 2005, which had no effect on our consolidated financial statements

3.    ACQUISITION

      On March 11, 2005 the Company and an individual organized Drinks Global, LLC (DGI). The Company owns 90% of the membership units and the individual, who is the president of DGI, owns 10%. DGI's business is to import wines from various parts of the world and sell them to distributors throughout the United States. DGI's members' agreement does not require either member to contribute cash for the membership units; however the Company has paid the start-up expenses of DGI, which were not material through April 30, 2005. In June 2005 DGI finalized a subscription document for the issuance of up to $1,000,000 of its Adjustable Convertible Notes. The principal on each note will be payable three years from the date of issuance, and may, at the option of the noteholder, be converted into shares of the Company's common stock. The proceeds from the notes are to be used for the working capital of DGI. The Company guarantees the payment of all obligations under the note purchase agreement. Through June 15, 2005 DGI received proceeds of $100,000 from the issuance of one note.

4.    DUE FROM FACTOR

                Accounts receivable           $   109,249
                Advances                          (68,592)
                Allowances                        (12,500)
                                              -----------
                                              $    28,157
                                              ===========

      The Company has a two year agreement with a factor, expiring October 2, 2005, pursuant to which a substantial portion of accounts receivable are sold to the factor without recourse as to bad debts, but with recourse as to all customer claims. Immediately upon assigning a customer invoice, the Company receives a cash advance equal to 70% of the invoice amount, and is paid the balance of the invoice at the time the factor receives the final payment from the customer. No interest is charged by the factor for outstanding cash advances. Instead the factor's fee for all services and cash advances is equal to 2.5% of the total of an assigned invoice, subject to the customer paying in full within 30 days of the invoice date. The fee increases 1% on a cumulative effect basis in intervals of 15 days that the related invoice remains unpaid, up to 7.5% of the invoice amount if not paid in 90 days from invoice date.

                  DRINKS AMERICAS HOLDINGS, LTD. AND AFFILIATES
               (FORMERLY MAXMILLIAN PARTNERS, LTD AND AFFILIATES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 2005 AND 2004

      Guarantees of the Company's obligations under the agreement have been provided by the Company's chief executive officer and it chairman of the board. The factor has a security interest in the Company's tangible and intangible assets.

5.    INVENTORIES

               Finished goods           $530,952
               Raw materials              86,633
                                        --------
                                        $617,585

      All raw materials used in the production of the Company's inventories are purchased by the Company and delivered to independent production contractors.

6.    TRADE CREDITS

      The Company entered into an agreement in June 2004 with a corporate trading company to receive trade credits upon deliveries of certain non-alcoholic beverages to buyers obtained by the trading company. Earned trade credits must be utilized by June 2009, and there are additional terms specifically defined in the agreement. The Company has approximately $116,000 of such trade credits included in other current assets in the accompanying consolidated balance sheet.

7.    PROPERTY, FURNITURE AND EQUIPMENT

                                     Useful life        Amount

           Computer equipment          5 years         $ 23,939
           Furniture                   5 years           10,654
           Automobile                  4 years           43,840
           Leasehold improvements      7 years           66,259
           Production costs            2 years           30,049
                                                       --------

                                                        174,741
           Accumulated depreciation
              and amortization                           74,529
                                                       --------
                                                       $100,212

      Depreciation expense for the years ended April 30, 2005 and 2004 amounted to $29,800 and $ 24,000, respectively.

                  DRINKS AMERICAS HOLDINGS, LTD. AND AFFILIATES
               (FORMERLY MAXMILLIAN PARTNERS, LTD AND AFFILIATES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 2005 AND 2004

8.   INTANGIBLE ASSETS/DEFERRED LOAN COSTS

      Intangible assets consist of the costs to acquire trademarks and distribution rights for three of the Company's alcoholic products.

      Deferred loan costs consist of the costs incurred in connection with the issuances in 2005 of the Company's senior convertible notes and are being amortized over 1-3 years.

                         Gross  Carrying     Accumulated           Net of
                             Amount         Amortization        Amortization
Trademarks/Distribution
  Rights                     $751,966         $ 108,997           $ 642,969

Deferred Loan Costs           254,480            32,943             221,537

       Aggregate amortization expense was $111,134 and $22,317 for the years ended April 30, 2005 and 2004, respectively.

       Estimated annual amortization expenses as of April 30, 2005 for the next five years are approximately $241,500 (2006) and $46,000 (2007-2010).

9.   DEBT

                                                          Notes and Loans     Long-term
                                                              Payable           Debt

      First senior convertible notes (a)                                     $ 962,500
      Second senior convertible notes (b)                    $1,260,000
      Secured Notes Payable (includes interest) (c)             132,278
      Bank line of credit  (d)                                  200,000
      Other line of credit (e)                                  290,898
      Other interest bearing loans (f)                          328,437
      Other non-interest bearing loans (g)                        7,288

                                                              2,218,901        962,500
            Less current portion                              2,218,901        295,312
                                                             ----------      ---------

      Long-term debt                                         $       --      $ 667,188
                                                             ==========      =========

      Annual maturities of long-term debt are $481,250 (2006) and $185,938 (see
(a) below).

(a) Between June 24, 2004 and October 6, 2004 Drinks received gross proceeds of $962,500 related to the issuances of senior notes payable to Gourmet. Gourmet in turn received the identical proceeds from the issuance of its senior convertible notes over the same period of time to eight individual investors. The purpose of the proceeds from the Gourmet notes was to provide working capital to Drinks. As of April 30, 2005 the notes payable above are the original Gourmet notes. The notes provide for interest at 10% per annum and the principal balance is payable in 8 equal quarterly installments, together with accrued interest, commencing 15 months after the issuance date of the respective note. The outstanding principal and accrued interest are convertible into shares of the Company's common stock at the option of the senior noteholders (see Note 16).

                  DRINKS AMERICAS HOLDINGS, LTD. AND AFFILIATES
               (FORMERLY MAXMILLIAN PARTNERS, LTD AND AFFILIATES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 2005 AND 2004

(b) Between March 15 and April 30, 2005 the Company issued a second series of senior convertible notes totaling $1,260,000, which resulted in net proceeds after deductions for certain costs and fees, of $1,069,000. The notes bear interest at 10% per annum, with principal and interest payable in full one year from the date of issuance of the respective note. Each of the noteholders has the option to convert outstanding principal into shares of the Company's common stock. The noteholders have discretionary conversion rights to convert all of the principal amount into shares of the Company's common stock, at a per share price equal to the lower of (1) $0.45 or (2) the per share price realized in a subsequent debt or equity financing of at least six million. (See Note 14(b)) In addition each of the noteholders was issued separate warrants to purchase an aggregate 1,260,000 shares of the Company's common stock. The warrants may be exercised at any time up to five years from the date of issuance at the same price per share. Amounts owed to these noteholders are subordinate to amounts owed to secured creditors, and senior to all other unsecured creditors. As additional security for one $500,000 promissory note, the Company's chief executive officer and its chairman of the board pledged an aggregate 1,000,000 shares of stock they own in the Company.

(c) The balance of $132,278 (including interest) is the unpaid balance of a $200,000 secured note issued in July 2003 to a shareholder beneficially owning 16.5% of the Company's outstanding common stock as of April 30, 2005. This shareholder has a security interest in the assets of the Company subordinate to those secured interests of the factor (see Note 4). The Company has no formal repayment plan, but instead remits one-third of all amounts received periodically from the factor in settlement of factored customer invoice payments. These amounts apply to accrued interest first followed by outstanding principal.

(d) In May 2004, the Company entered into a line of credit with a financial institution for aggregate borrowings of $200,000, with interest at 1% above the prime rate. The credit line with this institution expires on November 1, 2005. The Company's chief financial officer has guaranteed the payment of the Company's obligations under this line of credit.

(e) Between July and December 2004 a member of our board of directors extended a payable on demand unsecured credit facility to the Company in an amount of up to $291,000. The total loan bears interest at 10% per annum without any specified repayment date. Accrued interest of $14,061 is included in accrued expenses in the accompanying consolidated balance sheet.

      In order to provide the total borrowings made by the Company, the director personally borrowed $172,230 from third parties. These third parties subsequently demanded repayment from the director for an aggregate $157,500 and the director, in turn demanded that the Company repay him a like amount. Because the Company was unable to repay in cash, management agreed to issue 350,000 restricted shares of the Company's common stock (valued at $0.45 per share) to the third parties, on behalf of the director, in consideration for their forebearance with respect to this debt. A total of $157,500 is included in interest expense in the accompanying 2005 consolidated statement of operations.

                  DRINKS AMERICAS HOLDINGS, LTD. AND AFFILIATES
               (FORMERLY MAXMILLIAN PARTNERS, LTD AND AFFILIATES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 2005 AND 2004

(f) Other interest bearing loans principally include $317,233 owed to the shareholder referred to in (c) above, including interest at 11% per annum. Of this total $46,534 relates to a loan made in August 2003 and the balance relates to a series of loans between February and April 2004. These unsecured loans have no stipulated repayment dates, and no payments have been made by the Company through April 30, 2005. As of April 30, 2005 the shareholder converted $100,000 of unsecured debt owed to him in exchange for 222,222 restricted shares of the Company's common stock. (See Note 11).

(g) Other non-interest bearing loans previously included two $100,000 loans, one from a Company shareholder in November 2004 and another from a prospective shareholder in January 2005. Neither of these loans has written documentation. The Company had an understanding with the lenders that the two loans would accrued interest at 10% per annum, and be repaid through the issuance of shares of the Company's common stock. As of April 30, 2005 these persons converted their loans into an aggregate 449,531 restricted shares of the Company's common stock (See Note 11). There were additional loans from shareholders and board members of the Company aggregating $57,288, of which $50,000 ($25,000 was owed to a consulting firm of which the chairman of the board has the firm's investment authority) was converted as of April 30, 2005 into 111,111 restricted shares of the Company's common stock.(See Note 11). The remaining unpaid balance of $7,288 is owed to a member of the board of directors.

10. ACCRUED EXPENSES

               Payroll and consulting fees owed to
                 officers, directors and shareholders              $  349,908
               All other payroll and consulting fees                  472,659
               Interest                                               104,338
               Others                                                  57,570
                                                                   ----------

                                                                   $  984,475
                                                                   ==========

      As of April 30, 2005, a substantial portion of accrued payroll and consulting fees originating in fiscal 2004 and 2005 was converted into restricted shares of the Company's common stock (See Note 11).

11. SHAREHOLDERS' DEFICIENCY

      Weighted average number of common shares outstanding used to compute earnings per share for the years ended April 30, 2005 and 2004 are as follows:

                                           2005               2004
                                           ----               ----

               Basic and diluted        44,385,129         38,753,522

      On March 6, 2005 the Company reached agreements individually with its officers, and certain board members, employees, consultants and lenders to convert the Company's indebtedness to all of them in the aggregate amount of $2,530,979, into restricted shares of the Company's common stock. Accordingly the Company issued 5,624,397 restricted shares of its common stock, which was based on a contracted conversion price of $0.45 per share for all.

                  DRINKS AMERICAS HOLDINGS, LTD. AND AFFILIATES
               (FORMERLY MAXMILLIAN PARTNERS, LTD AND AFFILIATES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 2005 AND 2004

                                                     Shares    Amount Converted

      Compensation payable to officers             1,211,904      $  545,357
      Consulting fees payable to officer
        and director                               1,423,391         640,526
      Loan payable to minority shareholder
         and director ($25,000 payable to
          firm controlled by chairman)               277,778         125,000
      Other employees' and consultants'
          compensation                             1,861,324         837,596
       Indemnification of board member               350,000         157,500

       Other loans                                   500,000         225,000
                                                  ----------      ----------

               Total                               5,624,397      $2,530,979
                                                                  ==========

12.  INCOME TAXES

      No provision for taxes on income is included in the accompanying statements of operations because of the net operating losses in both fiscal years. The Company and Drinks currently file income tax returns on a June 30th and December 31st tax year; however an application for change in tax year to April 30th for both companies is in process and the outcome for an approval appears likely. Drinks federal net operating loss carryforward as of April 30, 2005 is approximately $5,700,000, available to offset future years' taxable income through 2025. The federal net operating loss carryforward of the Drinks Americas Holdings, Ltd. as successor to Gourmet Group, Inc. is approximately $1,500,000. Due to the annual limitations imposed by the Internal Revenue Code arising when shareholder ownership changes significantly, management feels it is unlikely that the related tax benefits from this carryforward will be realized in the future.

      As of April 30, 2005, Drinks' deferred tax asset is reduced by a valuation allowance as follows:

Deferred tax asset arising from

      Net operating loss                                      $ 2,219,000
      Accrued compensation                                        779,000
      Other                                                         7,000
                                                              -----------
                                                                3,005,000

      Less valuation allowance                                 (3,005,000)
                                                              -----------
                                                              $        --
                                                              ===========

                  DRINKS AMERICAS HOLDINGS, LTD. AND AFFILIATES
               (FORMERLY MAXMILLIAN PARTNERS, LTD AND AFFILIATES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 2005 AND 2004

      A valuation allowance has been provided due to the uncertainty of future profitability of the Company. Management's position with respect to the likelihood of recoverability of these deferred tax assets will be evaluated each reporting period.

13.   RELATED PARTY TRANSACTIONS

      Consulting fees

      In 2005 and 2004, the Company incurred consulting fees payable to two limited liability companies, one of which was controlled by the Company's chairman of the board and the other controlled by the Company's chief executive officer and largest shareholder. These fees, which were entirely for the services rendered by each totaled $ 240,000 and $ 18,735 (2005) and $ 240,000 and $ 8,500 (2004), respectively. As of April 30, 2005 unpaid fees owed to the chairman's consulting firm, aggregating $568,860 were converted into 1,264,133 restricted shares of the Company's common stock. Fees incurred by the Company in both years payable to two consulting firms, one financial consulting firm controlled by the chief financial officer and one marketing consulting firm controlled by a member of the board of directors, totaled $ 80,666 and $100,000
(2005) and $70,000 and $ 100,000 (2004), respectively. These fees were for the professional services rendered by both individuals. Fees owed to the director's and officer's consulting firms as of April 30, 2005 were $ 283,332 and $34,000 respectively. Fees owed to the officer's consulting firm totaling $71,666 were converted into 159,258 restricted shares of the Company's common stock as of April 30, 2005. .

      Interest expense

      Interest expense in 2005 related to the loans with a member of our board of directors in fiscal 2005 as described in Note 9 (all unpaid as of April 30, 2005), totaled $14,061. An indemnification made on behalf of the director through the issuance of 350,000 restricted shares of the Company's common stock resulted in additional interest expense of $157,500.

      Royalty fees

      In connection with the Company's distribution and licensing agreements with its equity investee the Company incurred royalty expenses during 2005 and 2004 of approximately $132,000 and $147,000, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

14.   CUSTOMER CONCENTRATION

      For the year ended April 30, 2005 one customer accounted for 18% of net sales and for the year ended April 30, 2004 two customers accounted for 17% and 12% of net sales, respectively.

                  DRINKS AMERICAS HOLDINGS, LTD. AND AFFILIATES
               (FORMERLY MAXMILLIAN PARTNERS, LTD AND AFFILIATES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 2005 AND 2004

15.   COMMITMENTS

      Lease

      Partners leases office space for the benefit of the Company under an operating sublease, with minimum annual rentals of $50,000 through July 31, 2009. Partners may at its option terminate the lease effective July 31, 2007, subject to formal notification to the sublessor no later than July 31, 2006. Rent expense under this lease for the years ended April 30, 2005 and 2004 was approximately $50,000. Future minimum annual lease payments as of April 30, 2005 are $50,000 (2006 and 2007) and $12,500 (to July 31, 2007).

      Litigation

      The Company was sued in Superior Court of New Jersey by a European supplier for $51,655.51. There have been various motions filed to date. Management believes it has meritorious defenses, including counterclaims for amounts well in excess of the amount claimed by the supplier.

16.   SUBSEQUENT EVENTS

(a) On June 24, 2005 all of the senior noteholders who had invested in the Gourmet notes, converted aggregate principal and accrued interest totaling $1,046,510 into 1,498,955 restricted shares of the Company's common stock, based on a conversion price of approximately $0.70 per share.