Form 10QSB
period 2005-07-31
DRINKS AMERICAS HOLDINGS, LTD
filed 2005-09-19
CIK 873540

DRINKS AMERICAS HOLDINGS, LTD
                                AND SUBSIDIARIES

                                   FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2005

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

                                EXPLANATORY NOTE

      Unless otherwise indicated or the context otherwise requires, all references in this Report on Form 10-QSB to "we", "us", "our" and the Company are to Drinks Americas Holdings, Ltd., a Delaware corporation and formerly Gourmet Group, Inc., a Nevada corporation, and its majority owned subsidiaries Drinks Americas Inc., Maxmillian Mixers, LLC, and Drinks Global Imports, LLC.

      Cautionary Notice Regarding Forward Looking Statements

      We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This Report on Form 10-QSB contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, products future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circ and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Factors Relating to Our Company and Our Business" as well as those discussed elsewhere in this Report, and the risks to be discussed in our next Annual Report on Form 10-KSB and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART 1 FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATE
(FORMERLY MAXMILLIAN PARTNERS, LLC, AND AFFILIATES)
CONSOLIDATED BALANCE SHEET
AS OF JULY 31, 2005
(UNAUDITED)

ASSETS
Current Assets:
     Cash                                                           $    26,584
     Accounts receivable, net of allowance of $10,000                    82,440
     Due from factor,net of allowance of $12,000                         31,944
     Inventories                                                        648,127
     Other current assets                                               186,524
                                                                    -----------
            Total current assets                                        976,621
Property and Equipment, at cost less accumulated
  depreciation and amortization of $85,833                               88,908
Investment in Equity Investees                                           50,024
Intangible assets, net of accumulated amortization                      561,267
Deferred loan costs                                                     221,537
Other                                                                    24,992
                                                                    -----------

                                                                    $ 1,922,349
                                                                    ===========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
     Accounts payable                                               $ 2,403,292
     Current maturities of long-term debt                                33,333
     Notes and loans payable                                          2,306,730
     Accrued expenses                                                 1,226,094
                                                                    -----------
          Total current liabilities                                   5,969,448

Long-term debt, less current maturities                                  66,667
                                                                   -----------
          Total liabilities                                           6,036,115

Shareholders' deficit
  Preferred Stock, $0.001 par value; 1,000,000 shares authorized
  Common Stock, $0.001 par value; 100,000,000 authorized:
    issued and outstanding 56,345,953 shares                             56,346
  Additional paid-in capital                                          7,973,090
  Accumulated deficit                                               (12,143,202)
                                                                    -----------
                                                                     (4,113,766)
                                                                    -----------

                                                                    $ 1,922,349
                                                                    ===========

See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD. AND AFFILIATE
(FORMERLY MAXMILLIAN PARTNERS, LLC AND AFFILIATES)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                    THREEE MONTHS ENDED
                                                         JULY 31,
                                               ----------------------------
                                                   2005           2004
                                               ------------    ------------

Net sales                                      $    308,300    $    603,949

Cost of goods sold                                  228,284         430,652
                                               ------------    ------------

     Gross profit                                    80,015         173,297

Selling, general and administrative expenses      1,135,462       1,102,224
                                               ------------    ------------

     Operating loss                              (1,055,446)       (928,927)

Other expenses (net):                                73,558          14,360
                                               ------------    ------------

          Net loss                             $ (1,129,004)   $   (943,287)
                                               ============    ============

Net loss per share (Basic and Diluted)         $      (0.02)          (0.02)
                                               ============    ============

Weighted average number of common shares:        55,096,878      43,195,291
                                               ============    ============


See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATE
(FORMERLY MAXMILLIAN PARTNERS, LLC AND AFFILIATES)
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JULY 31, 2005 & 2004
(UNAUDITED)

                                                                            2005           2004

                                                                        ------------   ----------
Cash Flows From Operating Activities:
    Net loss                                                          $(1,129,004)   $  (943,287)
    Adjustments to reconcile net loss to net cash used in
       operating activities
        Depreciation and amortization                                      75,787         16,000
            Earnings in equity method investees                            (7,500)
            Allowance for uncollectible account                             5,000
            Changes in operating assets and liabilities:
                Accounts receivable                                         4,628        (61,205)
                  Due from factor                                          (3,788)       (86,164)
                  Inventories                                             (30,541)        71,002
                  Other current assets                                     17,508         57,371
                  Accounts payable                                        350,860         71,273
                  Accrued expenses                                        325,629        310,703
                                                                      -----------    -----------
                   Net cash used in
                    operating activities                                 (383,921)      (571,807)
                                                                      -----------    -----------

Cash Flows From Investing Activities:
         Acquisition of property and equipment                                 --         (1,535)
         Acquisition of intangibles and deferred charges                                  (1,596)
      Other                                                                    98
                                                                      -----------    -----------
                        Net cash used in investing activities                  98         (3,131)
                                                                      -----------    -----------

Cash Flows From Financing Activities

      Net proceeds from issuance of notes and loans                       181,000        658,720

      Reduction of notes and loans                                         (2,173)      (175,778)
                                                                      -----------    -----------


                          Net cash provided by financing activities       178,827        482,942
                                                                      -----------    -----------

                                                                               --             --
                          Net (decrease) in cash                         (204,994)       (91,996)

Cash beginning                                                            231,578        103,768


Cash ending                                                           $    26,584    $    11,772
                                                                      ===========    ===========
Supplemental Disclosure of Cash Flow Information:

Conversion of long-term debt and accrued interest into
 shares of common stock, net of unamortized debt costs                  1,020,291

Sale of products in exchange for vendor trade credits                                    115,100
Interest paid                                                              17,859          2,100
See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATE
(FORMERLY MAXMILLIAN PARTNERS LLC, AND AFFILIATES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      For financial accounting purposes this business combination has been treated as a reverse acquisition, or a recapitalization of Maxmillian Partners, LLC, a holding company and the parent company of Drinks, and Partners' other operating subsidiary and affiliates, Mixers and Drinks' inactive foreign subsidiaries (Bebedes de C.A. and Cohete, S.A.). The consolidated results of operations, and cash flows for the three months ended July 31, 2004 are those of Partners, its subsidiary and affiliates. (Collectively "the Company" prior to March 9, 2005). The consolidated balance sheet as of July 31, 2005 and results of operations and cash flows for the three months ended July 31, 2005 reflect Drinks Americas Holdings, Ltd., its majority-owned subsidiaries and Partners (collectively "the Company" subsequent to March 9, 2005). All intercompany transactions and balances in these financial statements have been eliminated in consolidation. The amount of common and preferred shares authorized, issued and outstanding as of April 30, 2005, are those of the Company, the legal acquirer. Common shares outstanding as of July 31, 2004 and weighted average number of basic and diluted common shares outstanding for the three months then ended represent the number of equivalent shares which would have been issued by the Company to the Drinks' shareholders and Mixer members prior to March 9, 2005. Operating results of Drinks Americas Holdings, Ltd. and its predecessor Gourmet for periods prior to the date of the reverse acquisition and its financial position as of April 30, 2004 are not material.

      Partners, which was organized as a Delaware limited liability company on January 1, 2002 and incorporated Drinks in Delaware on September 24, 2002, subsequent to March 9, 2005 transferred all of its Company shares to its members as part of a plan of liquidation. The financial statements of Partners are included in the accompanying consolidated financial statements for the three months ended July 31, 2005.

      The Company has a shareholders' deficit of $4,113,766 as of July 31, 2005, and has incurred significant operating losses and negative cash flows from operations since inception. These factors indicate the Company may not be able to continue as a going concern. Management anticipates cash flows from the proceeds of additional debt and equity offerings in fiscal 2006. Management plans to introduce new products and to greatly expand the marketing efforts of all of its products to increase volume and reduce operating losses during the balance of fiscal 2006. There can be no assurance, however that management's plans will enable the Company to attain profitable operations or generate sufficient cash flows from operations and financing activities necessary to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

      (b) Nature of business

      Through our majority-owned subsidiaries, Drinks and Drinks Global Imports, LLC, we import, distribute and market unique, premium alcoholic and non-alcoholic beverages associated with icon entertainers, sports figures, celebrities and destinations, to beverage wholesalers throughout the United States.

      (c) Use of estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Accordingly, actual results may differ from those estimates.

2.    Inventories

               Raw materials                                       $ 65,034
               Finished goods                                       583,093
                                                                   --------
                                                                   $648,127
                                                                   ========

3.    Notes and Loans Payable

               Private placement senior convertible notes (1)    $1,350,000
               Unsecured bank note payable                          200,000
               Secured and unsecured note payable to shareholders   746,603
               Other                                                 10,127
                                                                 ----------
                                                                  2,306,730
                                                                 ==========

              (1) Includes $100,000 owed to a company controlled by one of our directors.

4.    Long-term debt

      Long-term debt consists of a $100,000 convertible note payable with the entire principal balance due on June 15, 2008. Interest accrues at 1% above the prime rate, payable semi-annually commencing December 15, 2005. The holder has the option to convert all of the principal into shares of our common stock based upon the greater of (1) 20% below the average daily closing price for each of the trading days during the 90 calendar day period immediately preceding the date the holder provides written notice to us of intent to convert or (2)$1.50 per share.

5.    Accrued expenses

               Payroll and consulting fees owed to officers,
                 directors and shareholders                            $ 462,935
               All other payroll                                         570,297
               Interest (Includes $25,083 due to directors)               77,332
               All other                                                 115,530
                                                                      ----------
                                                                      $1,226,094
                                                                      ==========

6.    Shareholders' Deficit

      From inception we had no employee stock option or incentive plans, and have not since adopted any employee stock option plans. Outstanding stock purchase warrants as of July 31, 2005 total 1,360,000 shares at a purchase price of $0.45 per share. No recognition of these warrants was required in the accompanying financial statements for the year ended July 31, 2005.

7.    Related Party Transactions

      We incurred interest expense of $11,022 on loans to us from two directors during the three months ended July 31, 2005.

      We incurred fees payable to two consulting company controlled by our Chairman of the Board and another director for services rendered by each totaling $60,000 and $25,000, respectively for each of the three months ended July 31, 2005 and 2004. We owed the Chairman's firm $48,000 and the director's firm $308,331 as of July 31, 2005.

8.    Sales Concentration

      For the three months ended July 31, 2005 two customers accounted for 22% and 11.4% respectively of our total net sales. For the three months ended July 31, 2004 two different customers accounted for 15.9% and 13.3% respectively of our total net sales.


2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      The following discussion and analysis summarizes the significant factors affecting our (1) consolidated results of operations for the three months ended July 31, 2005, compared to the three months ended July 31,2004, and (2) financial liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Part 1 of this Report, and the audited consolidated financial statements and notes included in Form 10-KSB, which Report was filed on August 15, 2005.

Results of Operations

      Net Sales: Net sales were $308,300 in the three months ended July 31, 2005 compared to net sales of $603,949 in the three months ended July 31, 2005 or a decrease of $295,649. As a result of insufficient working capital we were unable to maintain adequate levels of inventory which adversely affected our sales in fiscal 2006. During the second half of fiscal 2005 and the first quarter of fiscal 2006, we launched Newman's Own Lightly Sparkling Fruit Juices ("Newman's Own") in selected markets in the United States and as a result, our non-alcoholic product sales increased by 9,525 cases or approximately $67,000 in the three months ended July 31, 2005 as compared to the three months ended July 31, 2004. Alcoholic product cases sales were 2,057 for the three months ended July 31, 2005, compared to 5,616 for the three months ended July 31, 2004. Gross sales of alcoholic products in the three months ended July 31, 2005 was $380,000 less than gross sales of alcoholic products in the three months ended July 31, 2004 in part because of sales new alcoholic products in fiscal 2005 were not duplicated in fiscal 2006. Customer price support allowances, as a percentage of gross sales, were substantially the same in both periods; therefore allowances were favorable by approximately $17,000 when comparing fiscal 2006 to fiscal 2005, as the result of the volume reduction in fiscal 2006.

      Gross Profit: Gross profit was $80,015 in the three months ended July 31, 2005 (26.0% of net sales), compared to gross profit of $173,297 in the three months ended July 31, 2004 (28.7% of net sales)or a decrease of $93,282. Approximately $109,000 of this decrease was attributable to the decline in gross sales during fiscal 2006. Our introductory sales of Newman's Own for the three months ended July 31, 2005 were executed at discounted prices to our distributors, in order to establish the product in the marketplace. Accordingly the gross profit increase in fiscal 2006 of approximately $10,000 from the sales of Newman's Own was affected by the launch period discounting and we expect to increased gross protect percentages from sales of this product in the future. Other adjustments in fiscal 2006 resulted in net increases to our gross profit of approximately $6,000.

      Selling, General and Administrative Expenses: Selling, general and administrative expenses were $1,135,462 in the three months ended July 31, 2005, an increase of $33,238 from expenses of $1,102,224 in the three months ended July 31, 2004. During the three months ended July 31, 2005, we settled an account balance with our former marketing agency for services rendered during fiscal 2005 for an amount substantially more than we had projected as of the end of our fiscal year. As a result expenses in the three months ended July 31, 2005 were adversely affected by this settlement by approximately $100,000. However salaries, salesmens' draws and commissions, and outside consulting fees in the three months ended July 31, 2005 were $100,000 less than the same expenses in the three months ended July 31, 2004. Included in the three months ended July 31, 2004 are salaries totaling $160,000 which were paid to certain sales representatives, employees and executives no longer with the company and who were not replaced in this current quarter. In the three months ended July 31, 2005 salaries include that of the president of Drinks Global Imports, LLC, an entity we created in the last quarter of fiscal 2005 and that of sales personnel for non-alcoholic beverages hired subsequent to July 31, 2004, totaling approximately $60,000. Other selling, general and administrative expenses in fiscal 2006, including legal and accounting fees and travel expenses were approximately $93,000 less than similar expenses in fiscal 2005. These expenses were offset by approximately $60,000 of additional charges for depreciation and amortization in fiscal 2006 compared to fiscal 2005 as the result of the amortization of the expenses related to borrowings incurred subsequent to July 31, 2004.

      Other Expenses (net): Other expenses (net) were $73,558 in the three months ended July 31, 2005 compared to $14,360 in the three months ended July 31, 2004, substantially as the result of higher interest expense, due to substantially higher interest bearing loan balances.

Impact of Inflation

      Inflation has not had a material effect on our results of operations.

Financial Liquidity and Capital Resources

      General:

      We have sustained substantial operating losses since our organization. We will need substantial additional debt or equity financing in the future. We currently have no legally binding commitments with any third parties to obtain additional equity or debt financing. We may not be able to obtain any additional financing on acceptable terms or at all. Our ability to obtain debt financing may be particularly unlikely because we have limited assets to use as collateral security for loans. As a result, we may not have adequate capital to implement future expansions, maintain our current levels of operation or to pursue strategic acquisitions. Our failure to obtain sufficient or any additional financing could result in the delay or abandonment of some or all of our development plans, which could harm our business and the value of our common stock. There is uncertainty as to our continuation as a going concern.

      We have experienced net losses and negative cash flows from operations and investing activities from our inception in fiscal 2003. Net losses for the three months ended July 31, 2005 and 2004 aggregated $1,129,004 and $943,287 respectively. Cash consumed from operating and investing activities for the three months ended July 31, 2005 was $383,823 compared to $574,938. This decrease in fiscal 2006 was the result of increases in amounts due to the trade, personnel and management, less the decrease in gross sales which resulted in a higher loss from operations. In the three months ended July 31, 2005 net cash provided by financing totaled $178,828 which is substantially less than $482,942 provided in the three months ended July 31, 2004.

      In February 2005 we entered into a best effort investment banking agreement pursuant to which a placement agent is attempting to procure equity-related financing for us of between $6,000,000 and $10,000,000 (the "2005 Equity Offering"). As the result of a bridge financing plan placed by the agent, we issued senior convertible notes in the amount of $1,350,000 between March 15, 2005 and May 9, 2005 of which $81,000 of proceeds (net of loan costs) was received in the three months ended July 31, 2005. These notes bear interest at 10% per annum and both principal and interest are payable on the first anniversary of the respective note's issuance date. The notes include a conversion feature, enabling the holder to convert the principal into shares of our common stock at the lower of the per share price equivalent in the 2005 Equity Offering or $0.45 per share. In connection with these notes, we issued warrants to purchase 1,350,000 shares of our common stock (90,000 in the three months ended July 31, 2005), with a per share exercise price equal to the lower of $0.45 or the per share price equivalent in the 2005 Equity Offering. Presently no amounts have as yet been raised in the 2005 Equity Offering and we cannot assure you that we will be able to obtain such financing.

      On June 15, 2005 we borrowed $100,000 from an investor and issued our convertible promissory note which requires that the principal be repaid in full on June 15, 2008. Interest accrues at 1% above the prime rate and is payable on a semi-annual basis. At the option of the investor, the principal of this note is convertible in full into shares of our common stock based on a conversion price equal to the greater of (1) 20% below the average daily closing price for each of the trading days during the ninety day period immediately preceding the date the investor provides written notice to us the intent to convert, or (2) $1.50 per share.

      On August 1, 2005 we borrowed $100,000 from one of our shareholders without executing formal, written documents. It is anticipated that this loan will be repaid from the proceeds of our next financing.

      All of our other significant financing activities, including those which arose during the three months ended July 31, 2004 are as follows:

      (1) On June 21, 2004 we as Gourmet Group initiated a Private Placement (the "Private Placement") of convertible notes ("GG Notes") and, between June 21, 2004 and October 6, 2004, raised a total of $962,500 ($437,500 in the three months ended July 31, 2004) from accredited investors. The purpose of the proceeds from these notes was to provide working capital for Drinks Americas. The GG Notes bore interest at 10% per annum, and unless converted into shares of our common stock at $.75 per share, were payable in eight equal quarterly installments, together with accrued interest, commencing one year from the issue date of each GG Note.

      As of June 24, 2005 all of the holders converted the principal and accrued interest outstanding on these Notes, totaling $1,046,510, into 1,498,955 restricted shares of our common stock at a conversion price of $0.6982.

      (2) Between July 2004 and December 2004 Fredrick Schulman, one of our directors (who was then Gourmet Group's president and chairman) extended a payable on demand unsecured credit facility to the Company in an amount of up to $291,000 (we borrowed $21,250 of the total of $290,898 in the three months ended July 31, 2004). Mr. Schulman borrowed $172,230 of this amount from third parties and in turn lent this amount to us. The remaining $118,700 was from Mr. Schulman's own funds. All but one of the third parties from whom Mr. Schulman borrowed from, comprising an aggregate $157,500, demanded repayment from him, and Mr. Schulman demanded that we repay him a like amount. Since we were unable to do so we agreed , as of April 30, 2005to issue 350,000 restricted shares of our common stock (which we valued at $0.45 per share), which shares were delivered to the third parties who demanded repayment of their investment of $157,500, in consideration for their forebearance with respect to this debt.

      (3) In October 2003 we entered into a factoring agreement under which we assigned a substantial amount of our accounts receivable to a factor without recourse as to bad debts, but with recourse as to all customer claims. The agreement enables us to receive cash advances from the factor equal to 70% of the value of a customer invoice at date of invoicing. We receive the balance of an invoice at the time the invoice is paid in full to the factor less a factoring fee of generally between 2 1/2 % and 4% of the total invoice. On July 29, 2005 we notified the factor that we would terminate the agreement as of October 2, 2005. We expect this action to impact positively on our overall operating results.

      (4) In May 2004 we entered into an unsecured bank credit facility for borrowings of up to $200,000 (all of which was borrowed in the three months ended July 31, 2004) with interest at 1.5% above prime, guaranteed by Fabio Berkowicz, our Chief Financial Officer. As of July 31, 2005 we owe the bank $200,000 under this facility which has since been extended to October 1, 2005.

      (5) During fiscal 2003 and 2004 we entered into two secured borrowing agreements with Nexcomm International Beverage LLC, a company controlled by our shareholder, Ken Close, each in the amount of $200,000, or an aggregate of $400,000, with the entire principal initially required to be repaid by January 2004, together with interest at 8% per annum. The repayment terms of the loans were subsequently modified and principal and accrued interest is repayable in an amount equal to one-third of all cash distributions we receive under our factoring facility. As of July 31, 2005, we owed, including interest, $121,000, pursuant to these loans. In addition, in fiscal 2004, Mr. Close and his affiliate, Nexcomm International Beverage LLC, made to us, from time to time, loans aggregating $500,000 with interest payable at the effective rate of 11.8% per annum, with no specific repayment terms for principal or interest. These loans were subsequently modified so that effective as of October 15, 2004 we issued two notes payable to Mr. Close for outstanding principal and accrued interest as of that date, aggregating $396,727. The unsecured notes bear interest at 10% per annum and require installment principal and interest payments at various dates through September 1, 2005. As of April 30, 2005, we satisfied $100,000 of these loans by issuing 222,222 restricted shares of our common stock. The balance owed on these loans as of July 31, 2005 was $328,356, inclusive of accrued interest. Mr. Close has orally agreed to extend the due date for repayment of these loans until we obtain proceeds from our next financing.

      (6) In December 2004, we received a loan of $100,000 from an individual, who beneficially owns less than 1% of our common stock, without issuing a written note. We accrued interest payable to him at the rate of 10% per annum. As of April 30, 2005, we satisfied this loan by issuing 222,222 restricted shares of our common stock

      (7) In January 2005, we received $100,000 from an investor without executing formal, written documents. As of April 30, 2005 this amount together with accrued interest at 10% per annum was satisfied by our issuing 227,309 restricted shares of our common stock

      (8) We have an informal understanding with Mr. Shep Gordon pursuant to which he would have the option of converting all or a portion of the consulting fees which we owe to him into shares of our Common Stock at a conversion price to be agreed upon. The consulting agreement which we entered into in December 2002 with Mr. Gordon provides for $600,000 in fees to Mr. Gordon payable in five fixed increments over a period of 78 months. As of June 15, 2005 the aggregate payable in cash to Mr. Gordon was $240,000. As of April 30, 2005 Mr. Gordon converted $215,383 of these fees into 478,628 restricted shares of our common stock.

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

PART II OTHER INFORMATION

Item 1 Legal Proceedings

      On December 10, 2004, we were sued in Superior Court of New Jersey, Bergen County, by Bischofszell Food Limited, a European supplier, for $51,655.51 (Bischofszell v. Drinks Americas, Inc., Docket # BER-L-14178-04). The plaintiff alleges that we owe this amount for products we purchased from them. There have been various motions filed to date. We have retained litigation counsel and plan to vigorously defend this suit. We believe we have meritorious defenses, as well as counterclaims in excess of the amount claimed by the plaintiff.

Item 2 Unregistered Sales of Equity Securities and Use of Proceed

      In February 2005 we entered into a best effort investment banking agreement pursuant to which a placement agent is attempting to procure equity-related financing for us of between $6,000,000 and $10,000,000 (the "2005 Equity Offering"). As the result of a bridge financing placed by the agent, we issued senior convertible notes in the amount of $1,350,000 between March 15, 2005 and May 9, 2005 of which $81,000 of proceeds (net of loan costs) was received in the three months ended July 31, 2005. These notes bear interest at 10% per annum and both principal and interest are payable on the first anniversary of the respective note's issuance date. The notes include a conversion feature, enabling the holder to convert the principal into shares of our common stock at the lower of the per share price equivalent in the 2005 Equity Offering or $0.45 per share. In connection with these notes, we issued warrants to purchase 1,350,000 shares of our common stock (90,000 in the three months ended July 31, 2005), with a per share exercise price equal to the lower of $0.45 or the per share price equivalent in the 2005 Equity Offering. Presently no amounts have as yet been raised in the 2005 Equity Offering and we cannot assure you that we will be able to obtain such financings.

      As of June 24, 2005 we issued 1,498,955 restricted shares of our common stock in conversion of $1,046,510 of convertible promissory notes (including accrued interest) which were issued by us as Gourmet Group Inc. in a private placement initiated in June 2004.

      On June 15, 2005 we borrowed $100,000 from an investor and issued our convertible promissory note which requires that the principal be repaid in full on June 15, 2008. Interest accrues at 1% above the prime rate and is payable on a semi-annual basis. At the option of the investor, the principal of this note is convertible in full into shares of our common stock based on a conversion price equal to the greater of (1) 20% below the average daily closing price for each of the trading days during the ninety day period immediately preceding the date the investor provides written notice to us the intent to convert, or (2) $1.50 per share.

      In July 2005 we engaged the services of a professional consulting firm for which we agreed to issue 75,000 shares of our common stock in exchange for $ 90,000 of services to be provided by that firm over a two year period.

Item 3.          Defaults Upon Senior Securities

                         NONE

Item 4.          Submission of Matters to a Vote of Security Holders

                          NONE

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

      September 19, 2005

                                                  DRINKS AMERICAS HOLDINGS, LTD.

                                                       By: /s/ J. Patrick Kenny
                                                           --------------------
                                                           J. Patrick Kenny
                                                           President and Chief
                                                           Executive Officer

                                                      By:/s/ Fabio R. Berkowicz
                                                         ----------------------
                                                         Fabio R. Berkowicz
                                                         Chief Financial Officer