Form 10QSB
period 2005-10-31
DRINKS AMERICAS HOLDINGS, LTD
filed 2005-12-20
CIK 873540

DRINKS AMERICAS HOLDINGS, LTD
                                AND SUBSIDIARIES

                                   FORM 10-QSB

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2005

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

                              EXPLANATORY NOTE

      Unless otherwise indicated or the context otherwise requires, all references in this Report on Form 10-QSB to "we", "us", "our" and the Company are to Drinks Americas Holdings, Ltd., a Delaware corporation and formerly Gourmet Group, Inc., a Nevada corporation, and its majority owned subsidiaries Drinks Americas, Inc., Drinks International Select Wines, LLC and Maxmillian Mixers, LLC.

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

PART 1 FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
(FORMERLY MAXMILLIAN PARTNERS, LLC AND AFFILIATES)
CONSOLIDATED BALANCE SHEET
AS OF OCTOBER 31, 2005

ASSETS

Current Assets:
     Cash                                                                          $     21,071
     Accounts receivable, net of allowance                                              174,035
     Due from factor, net of allowance                                                   96,272
     Inventories                                                                        595,661
     Other current assets                                                               252,402
                                                                                   ------------

     Total current assets                                                             1,139,441

Property and Equipment, at cost less accumulated
     depreciation and amortization of $93,601                                           101,140

Investment in Equity Investees                                                           60,024

Intangible assets, net of accumulated amortization                                      834,204

Deferred loan costs                                                                     126,935

Other                                                                                    82,299
                                                                                   ------------

                                                                                   $  2,344,043
                                                                                   ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:

     Accounts payable                                                              $  2,773,021
     Notes and loans payable                                                          2,693,023
     Accrued expenses                                                                 1,600,487
                                                                                   ------------

     Total current liabilities                                                        7,066,531

Long-term debt, less current maturities                                                 100,000

                Total liabilities                                                     7,166,531
                                                                                   ------------

Shareholders' deficiency

  Preferred Stock, $0.001 par value; 1,000,000 shares authorized - Common Stock,
   $0.001par value; 100,000,000 authorized:
     issued and outstanding 57,070,591 shares                                            57,071
  Additional paid-in capital                                                          8,059,722
  Accumulated deficit                                                               (12,939,281)
                                                                                   ------------
                                                                                     (4,822,488)

                                                                                   $  2,344,043
                                                                                   ============

See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD. AND AFFILIATE
(FORMERLY MAXMILLIAN PARTNERS, LLC AND AFFILIATES)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    SIX MONTHS ENDED             THREE MONTHS ENDED
                                                      OCTOBER 31,                   OCTOBER 31,
                                               --------------------------    --------------------------
                                                   2005          2004            2005           2004
                                               -----------    -----------    -----------    -----------
Net sales                                      $   830,820    $ 1,324,733    $   522,520    $   720,783

Cost of sales                                      604,792        982,732        376,508        552,080
                                               -----------    -----------    -----------    -----------

     Gross profit                                  226,027        342,001        146,012        168,704

Selling, general and administrative expenses     2,202,263      2,070,768      1,066,801        968,544
                                               -----------    -----------    -----------    -----------

      Loss before other expenses (net)          (1,976,235)    (1,728,767)      (920,789)      (799,840)
                                               -----------    -----------    -----------    -----------

Other expenses (net):

     Interest                                      138,847         72,118         65,290         50,258
     Other (income)                               (190,000)       (12,929)      (190,000)        (5,429)
                                               -----------    -----------    -----------    -----------
                                                   (51,153)        59,189       (124,710)        44,829
                                               -----------    -----------    -----------    -----------

      Net Loss                                 $(1,925,083)   $(1,787,956)   $  (796,079)   $  (844,669)
                                               ===========    ===========    ===========    ===========

Net loss per share (Basic and Diluted)               (0.03)         (0.04)         (0.01)         (0.02)
                                               ===========    ===========    ===========    ===========

See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATE
(FORMERLY MAXMILLIAN PARTNERS, LLC AND AFFILIATES)
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED OCTOBER 31, 2005 & 2004

                                                                             2005            2004
                                                                          -----------    -----------
Cash Flows From Operating Activities:
      Net loss                                                            $(1,925,083)   $(1,787,956)
      Adjustments to reconcile net loss to net cash used in
         operating activities
         Depreciation and amortization                                        146,255         15,825
         Earnings in equity method investees                                  (10,000)       (12,929)
         Stock issued for services of vendors, employees, directors                            1,200
         Allowance for uncollectible accounts
         Changes in operating assets and liabilities:
         Accounts receivable                                                  (68,917)       (25,051)
         Due from factor                                                      (68,116)        (3,617)
         Inventories                                                           43,173        (74,383)
         Other current assets                                                  18,012        (12,197)
         Accounts payable                                                     570,585        209,960
         Accrued expenses                                                     700,022        450,892
                                                                          -----------    -----------

               Net cash used in operating activities                         (594,068)    (1,238,257)
                                                                          -----------    -----------

Cash Flows From Investing Activities:
      Acquisition of property and equipment                                         0        (30,161)
      Acquisition of intangibles and deferred charges                          (9,000)       (40,130)
      Other                                                                       496             --
                                                                          -----------    -----------

               Net cash used in investing activities                           (8,504)       (70,291)
                                                                          -----------    -----------

Cash Flows From Financing Activities:
    Proceeds from issuances of notes, loans and long-term debt                393,500      1,451,336
      Payments of notes and loans                                              (1,435)      (229,145)
                                                                          -----------    -----------

                      Net cash provided by financing activities               392,065      1,222,191

                      Net increase in cash                                   (210,507)       (86,357)

Cash at beginning of year                                                     231,578        103,768
                                                                          -----------    -----------

Cash at end of year                                                       $    21,071    $    17,411
                                                                          ===========    ===========

Supplemental Disclosure of Cash Flow Information Non-Cash
Transactions:
Conversion of long-term debt and accrued interest into shares               1,020,291
 of common stock net of unamortized debt costs                            ===========

Acquisition of business:   Current assets less current liabilities             49,323
                           Intangibles and other assets                       298,337
                           Stock issued at fair value                         (86,957)
                           Payable to seller                                 (182,057)
                                                                                   --
Sale of product in exchange for prepaid expenses (vendor trade credits)                  115,100
                                                                                         ===========
      Interest paid                                                            17,859          2,100
                                                                          -----------    -----------
      Income taxes paid                                                            --             --
                                                                          -----------    -----------

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
(FORMERLY MAXMILLIAN PARTNERS LLC, AND AFFILIATES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      For financial accounting purposes this business combination has been treated as a reverse acquisition, or a recapitalization of Maxmillian Partners, LLC, a holding company and the parent company of Drinks, and Partners' other operating subsidiary and affiliates, Mixers and Drinks' inactive foreign subsidiaries (Bebedes de C.A. and Cohete, S.A.). The consolidated results of operations and cash flows for the six months and three months ended October 31, 2004 are those of Partners its subsidiary and affiliates. (collectively "the Company" prior to March 9, 2005). The consolidated balance sheet as of October 31, 2005 and results of operations and cash flows for the six months and three months ended July 31, 2005 reflect Drinks Americas Holdings, Ltd its majority-owned subsidiaries and Partners (collectively "the Company" subsequent to March 9, 2005). All intercompany transactions and balances in these financial statements have been eliminated in consolidation. The amount of common and preferred shares authorized, issued and outstanding as of October 31, 2005, are those of the Company, the legal acquirer. Common shares outstanding as of October 31, 2004 and weighted average number of basic and diluted common shares outstanding for the six months and three months then ended represent the number of equivalent shares which would have been issued by the Company to the Drinks' shareholders and Mixer members prior to March 9, 2005. Operating results of Drinks Americas Holdings, Ltd. and its predecessor Gourmet for periods prior to the date of the reverse acquisition and its financial position as of April 30, 2004 are not material.

      Partners, which was organized as a Delaware limited liability company on January 1, 2002 and incorporated Drinks in Delaware on September 24, 2002, subsequent to March 9, 2005 transferred all of its shares in the Company to its members as part of a plan of liquidation. The financial statements of Partners are included in the accompanying consolidated financial statements for the six months and three months ended October 31, 2005.

      The Company has a shareholders' deficit of $4,822,488 as of October 31, 2005, and has incurred significant operating losses and negative cash flows from operations since inception. These factors indicate the Company may not be able to continue as a going concern. Management anticipates cash flows from the proceeds of additional debt and equity offerings in fiscal 2006. Management plans to introduce new products and to greatly expand the marketing efforts of all of its products to increase volume and reduce operating losses during the balance of fiscal 2006. There can be no assurance, however that management's plans will enable the Company to attain profitable operations or generate sufficient cash flows from operations and financing activities necessary to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

      (b) Nature of business

      Through our majority-owned subsidiaries, Drinks and Drinks International Select Wines LLC, we import, distribute and market unique, premium alcoholic and non-alcoholic beverages associated with icon entertainers, sports figures, celebrities and destinations, to beverage wholesalers throughout the United States.

      (c) Use of estimates

      The  preparation  of financial  statements in conformity  with  accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Accordingly, actual results may differ from those estimates.


2.    Inventories

            Raw materials                                      $ 45,500
            Finished goods                                      550,161
                                                               --------
                                                               $595,661
                                                               ========

3.    Notes and Loans Payable

            Private placement senior convertible notes (1)    $1,350,000
            Unsecured bank note payable                          200,000
            Due to sellers of acquired business                  182,057
            Secured and unsecured note payable to shareholders   853,055
            Other                                                107,911
                                                               ----------
                                                                  2,693,023

            (1) Includes $100,000 owed to a company controlled by one of our directors.

4.    Long-term debt

      Long-term debt consists of a $100,000 convertible note payable with the entire principal balance due on June 15, 2008. Interest accrues at 1% above the prime rate, payable semi-annually commencing December 15, 2005. The holder has the option to convert all of the principal into shares of our common stock based upon the greater of (1) 20% below the average daily closing price for each of the trading days during the 90 calendar day period immediately preceding the date the holder provides written notice to us of intent to convert or (2) $1.50 per share.

5.    Accrued expenses

            Payroll and consulting fees owed to officers,
              directors and shareholders                           $ 621,576
            All other payroll                                        710,537
            Interest (Includes $34,605 due to directors)             130,093
            Others                                                   138,280
                                                                  ----------


                                                                  $1,600,487

6.    Shareholders' Deficit

      From inception we had no employee stock option or incentive plans, and have not since adopted any employee stock option plans. Outstanding stock purchase warrants as of October 31, 2005 total 1,350,000 shares at a purchase price of $0.45 per share. No recognition of these warrants was required in the accompanying financial statements for the six months ended October 31, 2005.

7.    Related Party Transactions

      We incurred interest expense of $19,545 and $8,023 on loans to us from two directors during the six and three months ended October 31, 2005.

      We incurred fees payable to two consulting company controlled by our Chairman of the Board and another director for services rendered by each totaling $120,000 and $50,000 respectively for each of the six months ended October 31, 2005 and 2004, and $60,000 and $25,000 respectively for each of the three months ended October 31, 2005 and 2004. We owed the Chairman's firm $108,000 and the director's firm $333,330 as of October 31, 2005.

8.    Sales Concentration

Two customers accounted for 14.4% and 12.1% of our net sales and one customer accounted for 19.8% of our net sales respectively, for the six and three months ended October 31, 2005. One customer accounted for 14.4 percent of our net sales and three customers accounted for 22.5%, 14.8% and 11.2% of our net sales respectively, for the six and three months ended October 31, 2004.

9.    Acquisition

On October 27, 2005 we acquired certain assets of Rheingold Beer(Rheingold) from Rheingold Brewing Company, Inc (RBCI). We issued 722,638 restricted shares of our common stock to the shareholders of RBCI, assumed approximately $144,000 of their liabilities and are contractually obligated to RBCI to issue additional restricted shares of our common stock and pay them $150,000 of cash without interest on October 27, 2006 for a total obligation valued at $182,057. The total fair value of the assets in the Rheingold acquisition included in the accompanying balance sheet is $419,017 of which $241,035 has been assigned to the fair value of the Rheingold trademark and license rights, to be amortized on a straight-line basis over its contractual term of 190 years.

Part 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      The following discussion and analysis summarizes the significant factors affecting our (1) consolidated results of operations for the six and three months ended October 31, 2005, compared to the six and three months ended October 31, 2004, and (2) financial liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Part 1 of this Report, and the audited consolidated financial statements and notes included in Form 10-KSB, which Report was filed on August 15, 2005.

Results of Operations

Six Months Ended October 31, 2005 and 2004:

      Net Sales: Net sales were $830,820 in the six months ended October 31, 2005 compared to net sales of $1,324,733 in the six months ended October 31, 2005 or a decrease of $493,913. As a result of insufficient working capital we were unable to maintain adequate levels of inventory which adversely affected our sales in fiscal 2006. During the second half of fiscal 2005 and the first quarter of fiscal 2006, we launched Newman's Own Lightly Sparkling Fruit Juic Drinks ("Newman's Own") in selected markets in the United States and as a result, our non-alcoholic product sales increased by 25,000 cases or approximately $191,000 in the six months ended October 31, 2005 as compared to the six months ended October 31, 2004. Alcoholic product cases sales were 7,345 for the six months ended October 31, 2005, compared to 12,609 for the six months ended October 31, 2004, for a gross sales dollar decrease of approximately $542,000. This overall decrease resulted from inventory shortfalls that impacted sales of alcoholic products in fiscal 2006 vs 2005. We launched Damiana Liqueur and our International Wines operation in fiscal 2006. These initiatives resulted in approximately $170,000 of additional sales. Incremental product sales did not offset net volume declines in our existing brands due to inventory shortfalls. Customer price support allowances, as a percentage of gross sales, increased from 3.1% of gross sales in fiscal 2005 to 7% of gross sales in fiscal 2006 due primarily from product mix.

      Gross Profit: Gross profit was $226,015 in the six months ended October 31, 2005 (27.2% of net sales), compared to gross profit of $342,001 in the six months ended October 31, 2004 (25.8% of net sales)or a decrease of $115,594. Approximately $140,000 of this decrease was attributable to the decline in gross sales of all products during fiscal 2006. Our introductory sales of Newman's Own for the three months ended July 31, 2005 were executed with market price support in order to establish the product in the marketplace. Accordingly the gross profit increase in fiscal 2006 of approximately $20,000 from the sales of Newman's Own (included in the net gross profit decline of $140,000) was affected by the launch period discounting. We expect increased gross product percentages from sales of this product in the future. Other favorable adjustments in fiscal 2006 resulted in net increases to our gross profit of approximately $25,000.

      Selling, General and Administrative Expenses: Selling, general and administrative expenses were $2,202,263 in the six months ended October 31, 2005, an increase of $131,495 from expenses of $2,070,768 in the six months ended October 31, 2004. The increase in the current fiscal year was due to a number of positive and negative variances. During 2005 we settled an account balance with our former marketing agency for services rendered during fiscal 2005 for an amount substantially more than we had projected as of the end of our fiscal year. As a result expenses in the six months ended October 31, 2005 were adversely affected by this settlement by approximately $100,000. However salesmen's' salaries, draws and commissions, and outside consulting fees in the six months ended October 31, 2005 were approximately $70,000 less than the same expenses in the six months ended October 31, 2004. Fiscal 2005 includes amounts of salaries which were paid to certain sales representatives and employees no longer with the company and who were not replaced in this current fiscal year. In the six months ended October 31, 2005 salaries include that of the president of Drinks International Select Wines for approximately $76,000, an entity we created in the last quarter of fiscal 2005 and that of sales personnel for non-alcoholic beverages hired subsequent to October 31, 2004, totaling approximately $60,000. Other increases in selling, general and administrative expenses in fiscal 2006 as compared to fiscal 2005 included substantially higher legal and accounting fees of approximately $110,000. In addition there was approximately an additional $130,000 of charges for depreciation and amortization in fiscal 2006 compared to fiscal 2005 as the result of the amortization of the expenses related to borrowings incurred subsequent to October 31, 2004.

      Other Expenses (net): Other expenses (net) were ($51,153) in the six months ended October 31, 2005 compared to $59,189 in the six months ended October 31, 2004. In November 2005 we settled a dispute with a former supplier related to our contention that market services that were contractually obligated to Drinks by a supplier were not delivered in support of certain sales obligations. As a result we agreed to pay the former supplier $300,000, which resulted in a reduction in the amount owed to the supplier and a corresponding gain of $180,000.

The additional $70,000 of other expenses is substantially as the result of higher interest expense, due to substantially higher interest bearing loan balances.

Three Months Ended October 31, 2005 and 2004:

      Net Sales: Net sales were $522,520 in the three months ended October 31, 2005 compared to net sales of $720,783 in the three months ended October 31, 2005 or a decrease of $198,263. In fiscal 2006 we had gross sales of Newman's totaling $124,875. Alcoholic product cases sales were 5,391 for the three months ended October 31, 2005, compared to 6,913 for the three months ended October 31, 2004 for a gross sales dollar decrease in fiscal 2006 of approximately $163,000. We launched Damiana Liqueur and our International Select Wine operation in the fiscal 2006 quarter. Inventory shortfalls resulted in volume losses. Customer price support allowances, as a percentage of gross sales increased in fiscal 2006 as compared to fiscal 2005 resulting from additional allowances in fiscal 2006 to move product and obtain reorders.

      Gross Profit: Gross profit was $146,012 in the three months ended October 31, 2005 (27.9% of net sales), compared to gross profit of $168,704 in the three months ended October 31, 2004 (23.3% of net sales)or a decrease of $22,692. Approximately $38,000 of this decrease was attributable to the decline in gross sales of all products during fiscal 2006. Other favorable adjustments in fiscal 2006 resulted in net increases to our gross profit of approximately $15,000.

      Selling, General and Administrative Expenses: Selling, general and administrative expenses were $1,066,801 in the three months ended October 31, 2005, an increase of $98,257 from expenses of $968,544 in the three months ended October 31, 2004. The increase in the current fiscal year was due to a number of positive and negative variances. Salesman's salaries, draws, commissions and expenses in the fiscal 2006 quarter were less than fiscal 2005 by approximately $76,000 as the result of salesmen who left the company in fiscal 2005 and were not replaced in the current fiscal quarter. Selling and marketing expenses decreased in fiscal 2006 by approximately $113,000. Other salaries increased approximately $26,000 and are substantially the result of our fiscal 2006 hiring of the president of Drinks International Select Wines LLC. Other increases in selling, general and administrative expenses in fiscal 2006 as compared to fiscal 2005 included substantially higher legal and accounting fees insurances and other charges related to our status as of public company starting in January 2005 of approximately $191,000. In addition there was approximately an additional $70,000 of charges for depreciation and amortization in fiscal 2006 compared to fiscal 2005 as the result of the amortization of the expenses related to borrowings incurred subsequent to October 31, 2004.

      Other Expenses (net): Other expenses (net) were ($124,710) in the three months ended October 31, 2005 compared to $44,829 in the three months ended October 31, 2004 for a decrease in expenses (net) of $169,539. The decrease included the gain of $180,000 from the settlement with our former supplier and the balance attributable to higher interest expense, due to substantially higher interest bearing loan balances.

Impact of Inflation

      Inflation has not had a material effect on our results of operations.

Financial Liquidity and Capital Resource

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

      We have experienced net losses and negative cash flows from operations and investing activities from our inception in fiscal 2003. Net losses for the six months ended October 31, 2005 and 2004 aggregated $1,925,083 and $1,787,956 respectively. Cash consumed from operating and investing activities for the six months ended October 31, 2005 was $602,572 compared to $1,308,548. This decrease in fiscal 2006 was the result of liquidation of inventories and substantially higher increases in amounts due to creditors. In the six months ended October 31, 2005 net cash provided by financing totaled $392,065 which is substantially less than $1,222,191 provided in the six months ended October 31, 2004.


      In February 2005, we entered into a best efforts investment banking agreement, which was modified in October, 2005, pursuant to which a placement agent is marketing an equity-related financing for us of between $6,000,000 and $10,000,000 (the "2005 Equity Offering"). As the result of a bridge financing to the 2005 Equity Offering, we issued senior convertible notes (the "Bridge Notes") in the amount of $1,350,000 between March 15, 2005 and May 9, 2005 of which $1,150,000 of proceeds (net of fee and legal costs) was received. These notes bear interest at 10% per annum and both principal and interest are payable on the first anniversary of the respective note's issuance date. The notes include a conversion feature, enabling the holder to convert the principal into shares of our common stock at the lower of the per share price equivalent in the 2005 Equity Offering or $0.45 per share. In connection with these notes, we issued warrants to purchase 1,350,000 shares of our common stock with a per share exercise price equal to the lower of $0.45 or the per share price equivalent in the 2005 Equity Offering. Presently no amounts have as yet been raised in the 2005 Equity Offering and we cannot assure you that we will be able to obtain such financing. Between December 2, 2005 and December 8, 2005, the company borrowed an aggregate of $725,167 and issued secured convertible notes to Ken Close, one of our major stockholders and secured lenders, in conjunction with an affiliate of one of our directors and a private investor. These convertible notes (i) bear interest at 12% per annum, (ii) are to be repaid on the earlier of (a) the closing of the 2005 Equity Offering or (b) the first anniversary of the notes, and (iii) are convertible at the option of the holder into the debt or equity securities of the Company pursuant to the terms of any private placement equal to or in excess of $5 million closed by the Company on or before December 31, 2006, at a price equal to the lower of (a) twenty per cent (20%) below the price at which the Company issues any such securities, or
(b) $0.45 per common share. In addition, 403,982 warrants were issued to the convertible note holders exercise price of $.45 per share of common stock. Such warrant will be exercisable for a five year period, have cashless exercise provisions, full-ratchet anti-dilution protection and contain such other provisions as are typically found in Warrants issued to lenders.

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

      On August 1, 2005 we borrowed $100,000 from one of our shareholders. It is anticipated that this loan will be repaid from the proceeds of our next financing.

      In September 2005 we borrowed $100,000 from the majority owner of Dancing Bear, LLC. We had previously announced our intention to acquire a majority ownership interesting Dancing Bear. The note evidencing such borrowing, dated September 22, 2005, requires that the principal be repaid in full on June 21, 2006. Interest accrues at 6% per annum and is payable with the principal repayment. The principal and interest under this Promissory Note may be prepaid, in whole or in part, by the company, at any time , without premium or penalty. The holder of the note has the right to convert all of the principal and accrued but unpaid interest into the securities of the company upon the same terms and conditions, including, without limitation, registration rights, as are contained in the 2005 Equity Offering.

      All of our other significant financing activities, including those which arose during the three months ended July 31, 2004 are as follows:

(1) On June 21, 2004 we, as Gourmet Group, initiated a Private Placement (the "Private Placement") of convertible notes ("GG Notes") and, between June 21, 2004 and October 6, 2004, raised a total of $962,500 from accredited investors. The purpose of the proceeds from these notes was to provide working capital for Drinks Americas. The GG Notes bore interest at 10% per annum, and unless converted into shares of our common stock at $.75 per share, were payable in eight equal quarterly installments, together with accrued interest, commencing one year from the issue date of each GG Note.

      As of June 24, 2005 all of the holders converted the principal and accrued interest outstanding on these Notes, totaling $1,046,510, into 1,498,955 restricted shares of our common stock at a conversion price of $0.6982.

(2) Between July 2004 and December 2004 Fredrick Schulman, one of our directors (who was then Gourmet Group's president and chairman) extended a payable on demand unsecured credit facility to the Company in an amount of up to $291,000 (we borrowed $21,250 of the total of $290,898 in the three months ended July 31, 2004). Mr. Schulman borrowed $172,230 of this amount from third parties. The remaining $118,700 was from Mr. Schulman's own funds. Since the company has not paid Mr. Schulman we agreed to issue 350,000 restricted shares of our common stock (which we valued at $0.45 per share), which shares were delivered to the third parties who demanded repayment of their loan to him of $157,500, in consideration for their forbearance with respect to this debt.

(3) In October 2003 we entered into a factoring agreement under which we assigned a substantial amount of our accounts receivable to a factor without recourse as to bad debts, but with recourse as to all customer claims. The agreement enables us to receive cash advances from the factor equal to 70% of the value of a customer invoice at date of invoicing. We receive the balance of an invoice at the time the invoice is paid in full to the factor less a factoring fee of generally between 2 1/2 % and 4% of the total invoice. On July 29, 2005 we notified the factor that we would terminate the agreement as of October 2, 2005. Subsequently we have extended our agreement with the factor on a month to month basis through January 2, 2006. Should we subsequently be able to terminate our agreement with the factor we expect this action to impact positively on our future operating results.

(4) In May 2004 we entered into an unsecured bank credit facility for borrowings of up to $200,000 with interest at 1.5% above prime, guaranteed by Fabio Berkowicz, our Chief Financial Officer. As of October 31, 2005 we owe the bank $200,000 under this facility which has since been extended to February 1, 2006.

(5) During fiscal 2003 and 2004 we entered into two secured borrowing agreements with Nexcomm International Beverage LLC, a company controlled by our shareholder, Ken Close, each in the amount of $200,000, or an aggregate of $400,000, with the entire principal initially required to be repaid by January 2004, together with interest at 8% per annum. The repayment terms of the loans were subsequently modified and principal and accrued interest is repayable in an amount equal to one-third of all cash distributions we receive under our factoring facility. ( As of October 31, 2005, we owed, including interest, approximately $121,000, pursuant to these loans.) In addition, in fiscal 2004, Mr. Close and his affiliate, Nexcomm International Beverage LLC, made to us, from time to time, loans aggregating $500,000 with interest payable at the effective rate of 11.8% per annum, with no specific repayment terms for principal or interest. These loans were subsequently modified so that effective as of October 15, 2004, we issued two notes payable to Mr. Close for outstanding principal and accrued interest as of that date, aggregating $396,727 (the "Close Notes"). The Close Notes bear interest at 10% per annum and require installment principal and interest payments at various dates through September 1, 2005. As of April 30, 2005, we satisfied $100,000 of these loans by issuing 222,222 restricted shares of our common stock. The balance owed on these loans as of October 31, 2005 was approximately $330,000, inclusive of accrued interest. Mr. Close has orally agreed to extend the due date for repayment of these loans until we obtain proceeds from our next financing.

(6) In December 2004, we received a loan of $100,000 from an individual, who beneficially owns less than 1% of our Common Stock, without issuing a written note. We accrued interest payable to him at the rate of 10% per annum. As of April 30, 2005, we satisfied this loan by issuing 222,222 restricted shares of our common stock

(7) In January 2005, we received $100,000 from an investor. As of April 30, 2005 this amount together with accrued interest at 10% per annum was satisfied by our issuing 227,309 restricted shares of our common stock.

(8) We have an informal understanding with Mr. Shep Gordon pursuant to which he would have the option of converting all or a portion of the consulting fees which we owe to him into shares of our Common Stock at a conversion price to be agreed upon. The consulting agreement which we entered into in December 2002 with Mr. Gordon provides for $600,000 in fees to Mr. Gordon payable in five fixed increments over a period of 78 months. As of June 15, 2005 the aggregate payable in cash to Mr. Gordon was $240,000. In fiscal 2005 Mr. Gordon converted $215,383 of these fees into 478,628 restricted shares of our common stock.

(9) In fiscal 2003 we entered into a consulting agreement with a company, Marvin Traub & Associates ("MTA"), owned 100% by Marvin Traub, a member of the Board of Directors. MTA is being compensated at the rate of $100,000 per annum, a substantial portion of which Marvin Traub has elected to defer. As of October 31, 2005 the Company was indebted to MTA in the amount of $333,330.

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

      We require additional working capital to continue operating as a going concern and to expand our business. We anticipate that increased sales revenues will help to some extent, but we will need to obtain funds from the 2005 Equity Offering or other equity or debt offerings, and/or from a new and expanded credit facility. In the event we are not able to increase working capital, we may not be able to achieve all or part of our plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business in fiscal 2006 may be materially adversely affected.

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

PART III OTHER INFORMATION

Item 1 Legal Proceedings

      On December 10, 2004, we were sued in Superior Court of New Jersey, Bergen County, by Bischofszell Food Limited, a European supplier, for $51,655.51 (Bischofszell v. Drinks Americas, Inc., Docket # BER-L-14178-04). The plaintiff alleges that we owe this amount for products we purchased from them. In November 2005, an arbitrator, in a non-binding arbitration, awarded the plaintiff $50,000 in connection with their claims and failed to award us any amount related to our counterclaims. We have filed for a trial de novo in the Superior Court action and are awaiting a trial date.

      On December 14, 2005, we were served with a summons with respect to a suit in Supreme Court of the State of New York, County of Orange, in an action entitled Jay Feinberg (individually and d/b/a Fine Products) v. Rheingold Brewing Company, Inc. and Drinks Americas, Inc. (Index # 2005/7013). The plaintiff alleges that Rheingold Brewing Company, Inc. received $40,262.36 in goods on April 25, 2005 for which no payment was made. The company, having purchased certain assets of Rheingold Brewing Company, Inc. on October 27, 2005, and having just received the subject summons, is examining whether or not it has any responsibility with respect to this law suit.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

      In September 2005, we issued a $100,000 convertible promissory note to the principal owner of Dancing Bear, LLC (the "Dancing Bear Note"), which note may be converted into the company's securities upon the same terms and conditions as may be contained in the 2005 Equity Offering.

      Between December 2 and December 8, 2005, we issued a convertible secured promissory note in the amount of $725,167 (the "Amended Close Note"), the principal and accrued but unpaid interest of which may be converted into the company's securities pursuant to the terms and conditions of any private placement equal to or in excess of $5 million closed by the company on or before December 31, 2006, at a per share price equal to the lower of (i)20% below the price at which the company issues any such securities, or (ii) $0.45 per common share. In connection with the Amended Close Note, the company issued warrants to purchase 403,982 shares of our common stock at an exercise price of $0.45 per share. (With respect to the Dancing Bear Note and the Amended Close Note, see more detailed discussions in the section entitled "Financial Liquidity and Capital Resources".)

Item 3.     Defaults Upon Senior Securities


      We have violated certain of the covenants contained in the Bridge Notes (an aggregate of $1,350,000 issued to investors between March 15 and May 9, 2005). The holders of the Bridge Notes have not declared a default under the Bridge Notes.

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


      December 15, 2005

                         DRINKS AMERICAS HOLDINGS, LTD.


                                            By: /s/ J. Patrick Kenny
                                                -----------------------
                                                J. Patrick Kenny
                                                President and Chief
                                                Executive Officer



                                            By: /s/ Fabio R. Berkowicz
                                                -----------------------
                                                Fabio R. Berkowicz
                                                Chief Financial Officer