Form 10QSB
period 2006-01-31
DRINKS AMERICAS HOLDINGS, LTD
filed 2006-03-22
CIK 873540

DRINKS AMERICAS HOLDINGS, LTD
                                AND SUBSIDIARIES

                                   FORM 10-QSB

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2006

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

PART 1 FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
(FORMERLY MAXMILLIAN PARTNERS, LLC AND AFFILIATES)
CONSOLIDATED BALANCE SHEET
AS OF JANUARY 31, 2006

ASSETS

Current Assets:
     Cash                                                          $     (8,771)
     Accounts receivable, net of allowance                               12,038
     Due from factor, net of allowance                                  110,539
     Inventories                                                        768,964
     Other current assets                                               129,766
                                                                   ------------

     Total current assets                                             1,012,536

Property and Equipment, at cost less accumulated
     depreciation and amortization of $93,601                            99,140

Investment in Equity Investees                                           60,024

Intangible assets, net of accumulated amortization                      876,004


Other                                                                   146,531
                                                                   ------------

                                                                   $  2,194,235
                                                                   ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:

     Accounts payable                                                 2,644,097
     Notes and loans payable                                          3,250,257
     Accrued expenses                                                 1,472,468
                                                                   ------------

     Total current liabilities                                        7,366,823

Long-term debt, less current maturities                                 100,000

                Total liabilities                                     7,466,823
                                                                   ------------

Shareholders' deficiency

  Preferred Stock, $0.001 par value; 1,000,000 shares authorized             --
   Common Stock, $0.001par value; 100,000,000 authorized:
     issued and outstanding 57,070,591 shares                            68,041
  Additional paid-in capital                                          8,542,132
  Accumulated deficit                                               (13,882,761)
                                                                   ------------
                                                                     (5,272,588)

                                                                   $  2,194,235
                                                                   ============

See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD. AND AFFILIATE
(FORMERLY MAXMILLIAN PARTNERS, LLC AND AFFILIATES)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    NINE MONTHS ENDED            THREE MONTHS ENDED
                                                       JANUARY 31,                   JANUARY 31,
                                               --------------------------    --------------------------
                                                   2006           2005          2006           2005
                                               -----------    -----------    -----------    -----------
Net sales                                      $ 1,105,700    $ 1,721,382    $   274,880    $   396,649

Cost of sales                                      823,469      1,271,395        218,677        288,663
                                               -----------    -----------    -----------    -----------

     Gross profit                                  282,231        449,987         56,203        107,986

Selling, general and administrative expenses     3,012,742      2,944,583        802,242        873,815
                                               -----------    -----------    -----------    -----------

      Loss before other expenses (net)          (2,730,510)    (2,494,596)      (746,039)      (765,829)
                                               -----------    -----------    -----------    -----------

Other expenses (net):

     Interest                                      328,051        111,276        189,204         52,087
     Other (income)                               (190,000)            --             --             --
                                               -----------    -----------    -----------    -----------
                                                   138,051        111,276        189,204         52,087
                                               -----------    -----------    -----------    -----------

      Net Loss                                 $(2,868,561)   $(2,605,872)   $  (935,243)   $  (817,916)
                                               ===========    ===========    ===========    ===========

Net loss per share (Basic and Diluted)               (0.05)         (0.06)         (0.02)         (0.02)
                                               ===========    ===========    ===========    ===========

See notes to consolidated financial statements

DRINKS AMERICA HOLDINGS, LTD., AND AFFILIATE
(FORMERLY MAXMILLIAN PARTNERS, LLC AND AFFILIATES)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JANUARY 31, 2006 & 2005

Cash Flows from Operating Activities                                                  2006         2005
                                                                                   ----------    ----------
      Net Loss                                                                     (2,868,563)   (2,605,872)
      Adjustments to reconcile net loss to net cash used in operating activities
             Depreciation and amortization                                            169,155        41,545
             Barter Sales                                                            (115,729)
             Earnings in equity method investees                                      (10,000)
             Stock issued for services of vendors, employees, directors                 1,200
             Accounts receivables                                                      93,080        88,927
             Due from factor                                                          (82,382)      (43,757)
             Inventories                                                             (130,130)      179,223
             Other current assets                                                     140,648       (20,061)
             Accounts payable                                                         459,373       301,212
             Accrued expenses                                                       1,040,383       792,436
                                                                                   ----------    ----------

                            Net Cash used in operating activities                  (1,188,436)   (1,380,876)
                                                                                   ----------    ----------

Cash Flows from Investing Activities
      Acquisition of property and equipment                                           (30,150)
      Acquisition of intangibles and deferred charges                                  (9,000)      (20,781)
      Other                                                                               496      (100,141)
                                                                                   ----------    ----------

                            Net cash used in investing activities                      (8,504)     (151,071)
                                                                                   ----------    ----------

Cash Flows from Financing Activities
      Proceeds from issuances of notes, loans and long-term debt                    1,027,167     1,653,398
      Payments of notes and loans                                                    (170,576)     (217,769)
                                                                                   ----------    ----------

                            Net cash provided by financing activities                 956,591     1,435,629
                                                                                   ----------    ----------

                            Net decrease in cash                                      240,349       (96,318)

Cash at beginning                                                                     231,578       103,768
                                                                                   ----------    ----------

Cash at end                                                                            (8,771)        7,450
                                                                                   ==========    ==========

Supplemental Disclosure of Cash Flow Information Non-Cash Transactions:
Conversion of debt and accrued debt into shares
  of common stock net of unamortized debt costs                                       493,380        24,270
                                                                                   ==========    ==========

Acquisition of business:    Current assets less current liabilities                   (49,323)
                            Equipment                                                  20,000
                            Intangibles and other assets                              298,337
                            Stock issued at fair value                                (86,957)
                            Payable to seller                                        (182,057)
                                                                                   ----------

Sale of product for prepaid expenses (vendor trade credit)                                  0
                                                                                      ============

      Interest paid                                                                    22,383        24,270
                                                                                   ==========    ==========
      Income taxes paid                                                                     0             0
                                                                                   ==========    ==========

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
(FORMERLY MAXMILLIAN PARTNERS LLC, AND AFFILIATES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Significant accounting policies

      (a) Basis of presentation

      On March 9, 2005 the shareholders of Drinks Americas, Inc. ("Drinks") a company engaged in the business of importing and distributing unique, premium alcoholic and non-alcoholic beverages associated with icon entertainers, sports figures, celebrities and destinations, to beverage wholesalers throughout the United States, acquired control of Drinks Americas Holdings, Ltd ("the Company"). The Company was incorporated in the State of Delaware on February 14, 2005. On March 9, 2005 the Company merged with Gourmet Group, Inc., ("Gourmet"), a publicly traded Nevada corporation, which resulted in Gourmet shareholders acquiring 1 share of the Company's common stock in exchange for 10 shares of Gourmet's common stock. Both the Company and Gourmet were considered "shell" corporations, as Gourmet had no operating business on the date of the share exchange, or for the previous three years. Pursuant to the June 9, 2004
Agreement and Plan of Share Exchange among Gourmet, Drinks and the Drinks' shareholders the Company, with approximately 4,058,000 of outstanding common stock, issued approximately 45,164,000 of additional shares of its common stock on March 9, 2005 to the common shareholders of Drinks and to the members of its affiliate Maxmillian Mixers, LLC ("Mixers"), in exchange for all of the outstanding Drinks' common shares and Mixers' membership units, respectively. As a result Maxmillian Partners, LLC, ("Partners"), which owned 99% of the Drinks' outstanding common stock and approximately 55% of Mixers' outstanding membership, units became the Company's controlling shareholder with approximately 87% of the Company's outstanding common stock.

      For financial accounting purposes this business combination has been treated as a reverse acquisition, or a recapitalization of Maxmillian Partners, LLC, a holding company and the parent company of Drinks, and Partners' other operating subsidiary and affiliates, Mixers and Drinks' inactive foreign subsidiaries (Bebedes de C.A. and Cohete, S.A.). The consolidated results of operations and cash flows for the nine months and three months ended January 31, 2006 are those of Partners its subsidiary and affiliates. (collectively "the Company" prior to March 9, 2005). The consolidated balance sheet as of January 31, 2006 and results of operations and cash flows for the nine months and three months ended January 31, 2006 reflect Drinks Americas Holdings, Ltd its majority-owned subsidiaries and Partners (collectively "the Company" subsequent to March 9, 2005). All intercompany transactions and balances in these financial statements have been eliminated in consolidation. The amount of common and preferred shares authorized, issued and outstanding as of January 31,2006, are those of the Company, the legal acquirer. Common shares outstanding as of January 31, 2005 and weighted average number of basic and diluted common shares outstanding for the nine months and three months then ended represent the number of equivalent shares which would have been issued by the Company to the Drinks' shareholders and Mixer members prior to March 9, 2005. Operating results of Drinks Americas Holdings, Ltd. and its predecessor Gourmet for periods prior to the date of the reverse acquisition and its financial position as of April 30, 2004 are not material.

      Partners, which was organized as a Delaware limited liability company on January 1, 2002 and incorporated Drinks in Delaware on September 24, 2002, subsequent to March 9, 2005 transferred all of its shares in the Company to its members as part of a plan of liquidation. The financial statements of Partners are included in the accompanying consolidated financial statements for the nine months and three months ended January 31, 2006.

      The Company has a shareholders' deficit of $5,272,588 as of January 31, 2006 , and has incurred significant operating losses and negative cash flows from operations since inception. These factors indicate the Company may not be able to continue as a going concern. Management anticipates cash flows from the proceeds of additional debt and equity offerings in fiscal 2006. During the period of May 1, 2005 to January 31, 2006 the company received additional debt of $1,027,167.

Subsequent Events

A) On March, 2006 the company sold additional restricted capital stock in the amount of $1,319,999 at a price of $.60 per share.

B) During March, 2006 certain debt holders converted debt and accrued interest totaling $552,167 into 1,227,038 restricted shares of the company at a price of $ 0.45 per share.

Management Discussion and Analysis

      Management plans to introduce and is in the process of launching new products and to greatly expand the marketing efforts of all of its products to increase volume and reduce operating losses during the balance of fiscal 2006.

      The key factor in the companies continued growth is its ability to prevent inventory interruptions. The company has secured a letter of intent with Sovereign Bank to provide the company with an asset based credit facility. This facility combined with purchase order financing that the company is now seeking and anticipates securing will provide the resource to eliminate inventory interruptions that have historically altered the companies business. The combined credit facilities contemplated in the term sheet entered into by Drinks with BACC will support the companies' strategic brand and expansion plans.

      The Company and Trump Marks LLC ("Trump") executed a long term License Agreement as of November 15, 2005 pursuant to which the Company has the right on a worldwide basis to produce, market and sell superior quality vodka under the name "Trump Vodka". The License Agreement provides for certain minimum annual royalty payments to Trump, anticipated to be based upon half of the net operating profits of the Trump Vodka brand. The Agreement also provides that for each year of the term of the License, the Company must expend substantiated sums for the marketing, advertising and promotion of Trump Vodka.

      The company has commenced developing, designing and pre-selling Trump Vodka. Milton Glaser a world famous designer has been retained by Drinks Americas to design the Trump Vodka packaging. Gotham a division of Interpublic has been retained to develop a national advertising campaign for the Trump Vodka. Drinks has commenced presenting the sales program to distributors. To date five distributors in the North East United States have been appointed for the product and have submitted purchase orders for in excess of 26,000 six pac cases of Trump representing $3,120,000 of business to be shipped in the first quarter of Drinks fiscal year.

      The company was also successful in its launch of Newman's Own Sparkling Fruit Drinks within the Metro New York and surrounding markets. The company anticipates that Newman's Own single serve products will expand to a line of fruit teas and sparkling waters to be introduced in early 2006. The company is also planning on expanding the product line geographically beyond the original expansion markets.

      The company has also launched a fine wine division, Drinks International Select Wines. This company was formed to market superior own label wines to the top 100 retail accounts in the US. In January of 2006 the company participated in an international wine buying trip it conducted with five of these key customers. The company anticipates that $300,000 in future wine orders through the first two Drinks quarters will result from this event.

      The company is continuing to expand Damiana sales nationally with 1,116 cases sold generating $137,000 in business year to date. Drinks believe that Damiana sales will continue to expand nationally targeting Hispanic market growth and points of distribution. The company plans to promote Damiana as a natural addition of Margarita cocktails and to co market the brand with its Aguila Tequila.

      The company acquired the licensing rights to Rheingold Beer and is currently restaging and redesigning product. Drinks has entered into a clothing and merchandise licensing agreement for the Rheingold trademark and has entered into a contract with J2 marketing guarantying the company $500,000 in licensing payments for Rheingold merchandise over an 18 month period.

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

2.    Inventories

            Finished goods                                              768,964
                                                                    ===========

3.    Notes and Loans Payable

               Private placement senior convertible notes (1)       $ 1,350,000
               Unsecured bank note payable                              200,000
               Due to sellers of acquired business                      182,057
               Secured and unsecured note payable to shareholders     1,513,393
               Other                                                      4,807
                                                                    -----------
                                                                      3,250,257
                                                                    ===========

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

5.    Accrued expenses

               Payroll and consulting fees owed to officers,
                 directors and shareholders                         $   513,443
               All other payroll                                        532,318
               Interest (Includes $34,605 due to directors)             278,067
               Others                                                   148,640
                                                                    -----------
                                                                    $ 1,472,468
                                                                    ===========

6.    Shareholders' Deficit

      From inception we had no employee stock option or incentive plans, and have not since adopted any employee stock option plans. Outstanding stock purchase warrants as of January 31, 2006 total 1,753,982 shares at a purchase price of $0.45 per share. No recognition of these warrants was required in the accompanying financial statements for the nine months ended January 31, 2006.


7.    Related Party Transactions

      We incurred interest expense of $ 22,439 and $ 5,000 on loans to us from one director during the nine and three months ended January, 2006.

   We incurred fees payable to two consulting company controlled by our Chairman of the Board and another director for services rendered by each totaling $195,000 and $75,000 respectively for each of the nine months ended January 31, 2006 and 2005, and $25,000 respectively for each of the three months ended January 31, 2006 and 2005. We owed the Chairman's firm $105,800. On January, 2006 the director converted fees totaling $358,329 into restricted common stock of the company at a price of $ 0.45 per share.

8.    Sales Concentration

      For the Nine months ended January 31, 2006 one customer accounted for 18% of our sales compared to 15.5% of our sales for the nine months ended January 31, 2005. For the three month ended January 31, 2006 and 2005, that same customer and another accounted for 32.0% and 20.6% of our sales, respectively.

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

Part 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      The following discussion and analysis summarizes the significant factors affecting our (1) consolidated results of operations for the nine and three months ended January 31, 2006 compared to the nine and three months ended January 31, 2005, and (2) financial liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Part 1 of this Report, and the audited consolidated financial statements and notes included in Form 10-KSB, which Report was filed on August 15, 2005.

Results of Operations

Nine Months Ended January 31, 2006 and 2005:

      Net Sales: Net sales were $ 1,105,700 in the nine months ended January 31, 2006 compared to net sales of $ 1,721,382 in the nine months ended January 31, 2006 or a decrease of $615,682. As a result of insufficient working capital we were unable to maintain adequate levels of inventory which adversely affected our sales in fiscal 2006. Our non-alcoholic product sales grew to 34,162 cases from 9,505 during the same period year prior. Non Alcoholic business grew in this time period to $289,764 from $97,569. Alcoholic product cases sales were 12,955 for the May 2005 through Jan. 2006 period verses 17,379 cases for the same time period in the prior year. This overall decrease resulted from inventory shortfalls that impacted sales of alcoholic products as well as an interruption of our Normans Wine and Y Sake business. Norman's business was interrupted by the bankruptcy of the Normans Wine supplier, Xanadu Wines and a subsequent change of control resulting in an inability to represent brand continuity to distributors. We launched Damiana Liqueur and our International Wines operation in fiscal 2006. These initiatives resulted in approximately 5,867 incremental cases and an incremental $254,647 in net sales. Incremental product sales did not offset net volume declines in our existing brands due to inventory shortfalls.

      Gross Profit: Gross profit was $282,231 in the nine months ended January 31, 2006 (25.5% of net sales), compared to gross profit of $ 449,987 in the nine months ended January 31, 2005 (26.1% of net sales)or a decrease of $167,756. Substantially this decrease was attributable to the decline in gross sales of all products during fiscal 2006. Our introductory sales of Newman's Own for the three months ended July 31, 2005 were executed with market price support in order to establish the product in the marketplace. In spite of this decline in sales, the gross profit for the period remained relatively the same.

      Selling, General and Administrative Expenses: Selling, general and administrative expenses were $ 3,012,743 in the nine months ended January 31, 2006, an increase of $131,495 from expenses of $ 2,944,583 in the nine months ended January 31, 2005. Expenses stayed the same as last year and only increased as a result of COLA. The increase in the current fiscal year was due to a number of positive and negative variances. During 2005 we settled an account balance with our former marketing agency for services rendered during fiscal 2005 for an amount substantially more than we had projected as of the end of our fiscal year. As a result expenses in the nine months ended January 31, 2006 were adversely affected by this settlement by approximately $100,000. However salesmen's' salaries, draws and commissions, and outside consulting fees in the nine months ended January 31, 2006 were approximately $70,000 less than expenses in the six months ended January 31, 2005. Fiscal 2005 includes amounts of salaries which were paid to certain employees no longer with the company who were not replaced in this current fiscal year. In the nine months ended January 31, 2006 salaries include that of the president of Drinks International Select Wines for approximately $76,000, an entity we created in the last quarter of fiscal 2005 and that of sales personnel for non-alcoholic beverages hired subsequent to January 31, 2005, totaling approximately $60,000. Other increases in selling, general and administrative expenses in fiscal 2006 as compared to fiscal 2005 included substantially higher legal and accounting fees of approximately $110,000. These legal and accounting fees are attributable to business transactions that will generate revenue in subsequent quarters. In addition there was approximately an additional $130,000 of charges for depreciation and amortization in fiscal 2006 compared to fiscal 2005 as the result of the amortization of the expenses related to borrowings incurred subsequent to January 31, 2005.

      Other Expenses (net): Other expenses (net) were $138,051 in the nine months ended January 31, 2006 compared to $111,276 in the nine months ended January 31, 2005.

The additional $ 217,000 of other expenses is substantially as the result of higher interest expense, due to additional debt and substantially higher interest bearing loan balances.

Three Months Ended January 31, 2006 and 2005:

      Net Sales: Net sales were $ 274,880 in the three months ended January 31, 2006 compared to net sales of $ 396,649 in the three months ended January 31, 2006 or a decrease of $198,263. This decrease was almost entirely attributable to the interuption of Normans Wine Sales and Y Sake production interruption. Xanadu Wine supplier of Normans Wine underwent financial bankruptcy and change of control events which impacted Drinks ability to represent the ongoing wine franchise to distributors. Combined with Y Sake production interruptions these two business occurrences represent the substantial Net Sales decrease. Non alcoholic unit sales for the three months were 6,454 verses 6,854 for the prior period. Since the year prior a pipe line of inventory was filled this years period non alcoholic sales represent an account level business increase.

Alcoholic product cases sales were 2828 or $210,255 for the three months ended January 2006, compared to 4064 cases or $366,213 for the three months ended
January 2005. The decrease in volume and revenue was directly related to the interruption of Normans and Y Sake business in the quarter of 1236 cases and $215,982. We launched Damiana Liqueur adding 488 cases or $60,738 in incremental business and Drinks International Select Wines adding an additional 1216 cases and $26,136 in incremental revenue. Drinks did not receive licensing approval for International Select Wines market sales until January impacting full quarter sales.

      Gross Profit: Gross profit was $56,203 in the three months ended January 31, 2006 (20.4% of net sales), compared to gross profit of $107,986 in the three months ended January 31, 2005 (27.2% of net sales)or a decrease of $51,783. Approximately $25,000 of this decrease was attributable to the decline in gross sales of Normans Wines and Y Sake products during fiscal 2006.

      Selling, General and Administrative Expenses: Selling, general and administrative expenses were $802,242 in the three months ended January 31, 2006, a decrease of $71,573 from expenses of $873,815 in the three months ended January 31, 2005. During the current fiscal year a number of positive and negative variances occurred. Salesman's salaries, draws, commissions and expenses in the fiscal 2006 quarter were substantially lower than fiscal 2005 by approximately $76,000 as the result of a reallocation and focus of manpower on certain market concentrations. Selling and marketing expenses decreased in fiscal 2006 by approximately $113,000. Other increases in selling, general and administrative expenses in fiscal 2006 as compared to fiscal 2005 included substantially higher legal and accounting fees, insurances and other charges related to our status as of public company starting in January 2005. In addition there was approximately an additional $70,000 of charges for depreciation and amortization in fiscal 2006 compared to fiscal 2005 as the result of the amortization of the expenses related to borrowings incurred subsequent to October 31, 2004.

      Other Expenses (net): Other expenses (net) were ($124,710) in the three months ended January 31, 2006 compared to $44,829 in the three months ended January 31, 2005 for a decrease in expenses (net) of $169,539. The decrease included the gain of $180,000 from the settlement with our former supplier and the balance attributable to higher interest expense, due to substantially higher interest bearing loan balances.

Impact of Inflation

      Inflation has not had a material effect on our results of operations.

Financial Liquidity and Capital Resource

   General:

      We have sustained substantial operating losses since our organization was started. During the period May 1, 2005 to January 31, 2006 the Company has added additional debt of $1,027,167. Subsequent to January 31, 2006, the Company sold additional restricted common stock in the amount of $1,319,999 at $0.60 a share. In addition $552,167 of new debt was converted to restricted common stock at a price of $0.45 per share. We will need substantial additional debt or equity financing in the future. We currently have no legally binding commitments with any third parties to obtain additional equity or debt financing. We may not be able to obtain any additional financing on acceptable terms or at all. Our ability to obtain debt financing may be particularly unlikely because we have limited assets to use as collateral security for loans. As a result, we may not have adequate capital to implement future expansions, maintain our current levels of operation or to pursue strategic acquisitions. Our failure to obtain sufficient or any additional financing could result in the delay or abandonment of some or all of our development plans, which could harm our business and the value of our common stock. There is uncertainty as to our continuation as a going concern.

      We have experienced net losses and negative cash flows from operations and investing activities from our inception in fiscal 2003. Net losses for the nine months ended January 31, 2006 and 2005 aggregated $2,868,563 and $2,605,872 respectively. Cash consumed from operating and investing activities for the nine months ended January 31, 2006 was $1,188,436 compared to $1,380,876. This decrease in fiscal 2006 was the result of liquidation of inventories and substantially higher increases in amounts due to creditors. In the nine months ended January 31, 2006 net cash provided by financing totaled $956,591 which is less than $1,435,629 provided in the nine months ended January 31, 2004.

      In February 2005, we entered into a best efforts investment banking agreement, which was modified in October, 2005, pursuant to which a placement agent agreed to market an equity-related financing for us of between $6,000,000 and $10,000,000 (the "2005 Equity Offering"). As the result of a bridge financing to the 2005 Equity Offering, we issued senior convertible notes (the "Bridge Notes") in the amount of $1,350,000 between March 15, 2005 and May 9, 2005 of which $1,150,000 of proceeds (net of fee and legal costs) was received. These notes bear interest at 10% per annum and both principal and interest are payable on the first anniversary of the respective note's issuance date. The notes include a conversion feature, enabling the holder to convert the principal into shares of our common stock at the lower of the per share price equivalent in the 2005 Equity Offering or $0.45 per share. In connection with these notes, we issued warrants to purchase 1,350,000 shares of our common stock with a per share exercise price equal to the lower of $0.45 or the per share price equivalent in the 2005-2006 Equity Offering. Ultimately the company decided to raise no amounts beyond the bridge loan amounts. Between December 2, 2005 and December 8, 2005, the company borrowed an aggregate of $725,167 and issued secured convertible notes to Ken Close, one of our major stockholders and secured lenders, in conjunction with an affiliate of one of our directors and a private investor. These convertible notes (i) bear interest at 12% per annum,
(ii) are to be repaid on the earlier of (a) the closing of the 2006 Equity Offering or (b) the first anniversary of the notes, and (iii) are convertible at the option of the holder into the debt or equity securities of the Company pursuant to the terms of any private placement equal to or in excess of $5 million closed by the Company on or before December 31, 2006, at a price equal to the lower of (a) twenty per cent (20%) below the price at which the Company issues any such securities, or (b) $0.45 per common share. In addition, 403,982 warrants were issued to the convertible note holders exercise price of $.45 per share of common stock. Such warrant will be exercisable for a five year period, have cashless exercise provisions, full-ratchet anti-dilution protection and contain such other provisions as are typically found in Warrants issued to lenders.


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

      In September 2005 we borrowed $100,000 from the majority owner of Dancing Bear, LLC. We had previously announced our intention to acquire a majority ownership interesting Dancing Bear. The note evidencing such borrowing, dated September 22, 2005, requires that the principal be repaid in full on June 21, 2006. Interest accrues at 6% per annum and is payable with the principal repayment. The principal and interest under this Promissory Note may be prepaid, in whole or in part, by the company, at any time, without premium or penalty. The holder of the note has the right to convert all of the principal and accrued but unpaid interest into the securities of the company upon the same terms and conditions, including, without limitation, registration rights, as are contained in the 2005 Equity Offering.

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

      In December 2005, we borrowed $727,167 from various entities on a demand basis with interest payable at 12% per annum. During March 2006, $552,167 of the debt was converted to restricted common stock of the Company at $0.45 per share.

      As of June 24, 2005 all of the holders converted the principal and accrued interest outstanding on these Notes, totaling $1,046,510, into 1,498,955 restricted shares of our common stock at a conversion price of $0.6982.

(2) Between July 2004 and December 2004 Fredrick Schulman, one of our directors (who was then Gourmet Group's president and chairman) extended a payable on demand unsecured credit facility to the Company in an amount of up to $291,000 (we borrowed $21,250 of the total of $290,898 in the three months ended July 31, 2004). Mr. Schulman borrowed $172,230 of this amount from third parties. The remaining $118,700 was from Mr. Schulman's own funds. Since the company had not paid Mr. Schulman we agreed to issue 350,000 restricted shares of our common stock (which we valued at $0.45 per share), which shares were delivered to the third parties who demanded repayment of their loan to him of $157,500, in consideration for their forbearance with respect to this debt. On December 21, 2005 the company made a repayment of $56,000 against the principal of the loan outstanding leaving a remaining balance of $234,898.

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

(4) In May 2004 we entered into an unsecured bank credit facility for borrowings of up to $200,000 with interest at 1.5% above prime, guaranteed by Fabio Berkowicz, our Chief Financial Officer. As of October 31, 2005 we owe the bank $200,000 under this facility which has since been extended to April 30, 2006.


 (5) During fiscal 2003 and 2004 we entered into two secured borrowing agreements with Nexcomm International Beverage LLC, a company controlled by our shareholder, Ken Close, each in the amount of $200,000, or an aggregate of $400,000, with the entire principal initially required to be repaid by January 2004, together with interest at 8% per annum. The repayment terms of the loans were subsequently modified and principal and accrued interest is repayable in an amount equal to one-third of all cash distributions we receive under our factoring facility. (As of October 31, 2005, we owed, including interest, approximately $121,000, pursuant to these loans.) In addition, in fiscal 2004, Mr. Close and his affiliate, Nexcomm International Beverage LLC, made to us, from time to time, loans aggregating $500,000 with interest payable at the effective rate of 11.8% per annum, with no specific repayment terms for principal or interest. These loans were subsequently modified so that effective as of October 15, 2004, we issued two notes payable to Mr. Close for outstanding principal and accrued interest as of that date, aggregating $396,727 (the "Close Notes"). The Close Notes bear interest at 10% per annum and require installment principal and interest payments at various dates through September 1, 2005. As of April 30, 2005, we satisfied $100,000 of these loans by issuing 222,222 restricted shares of our common stock. The balance owed on these loans as of October 31, 2005 was approximately $330,000, inclusive of accrued interest. Mr. Close has orally agreed to extend the due date for repayment of these loans until we obtain proceeds from our next financing.

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

(9) In fiscal 2003 we entered into a consulting agreement with a company, Marvin Traub & Associates ("MTA"), owned 100% by Marvin Traub, a member of the Board of Directors. MTA is being compensated at the rate of $100,000 per annum, a substantial portion of which Marvin Traub has elected to defer. As of October 31, 2005 the Company was indebted to MTA in the amount of $333,330. Mr. Traub has elected to convert this outstanding debt to restricted shares of our common stock.

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


PART III OTHER INFORMATION

Item 1 Legal Proceedings

     On December 10, 2004, we were sued in Superior Court of New Jersey, Bergen County, by Bischofszell Food Limited, a European supplier, for $51,655.51 (Bischofszell v. Drinks Americas, Inc., Docket # BER-L-14178-04). The plaintiff alleges that we owe this amount for products we purchased from them. In November 2005, an arbitrator, in a non-binding arbitration, awarded the plaintiff $50,000 in connection with their claims and failed to award us any amount related to our counterclaims. We had filed for a trial de novo in the Superior Court action and are awaiting a trial date. Subsequent to this filing we have a verbal agreement to settle this matter. Bischofszell will agree to certain marketing stipulations on its products and Drinks will pay $15,000 upon completion and execution of those stipulations. We are awaiting documentation.

      On January 18, 2006, the Company was sued by Global Wine Ventures, Ltd., an Australian company (affiliated with the company's Australian wine supplier) in the United States District Court for the Central District of California, Case No. CV06-8318. The Plaintiff seeks recovery of compensatory damages of $450,000, punitive damages unspecified in amount, recovery of costs and attorneys' fees based on allegations of nonpayment for goods. While the Company believes, based on its initial analysis that, some amount may be due to the Plaintiff, it believes it has counterclaims available which would substantially reduce the amount actually owed. The Company intends to move to dismiss this action and cause it to be initiated in Australia, while asserting substantial defenses.

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

Item 3. Defaults Upon Senior Securities

      We have violated certain of the covenants contained in the Bridge Notes (an aggregate of $1,350,000 issued to investors between March 15 and May 9, 2005). The holders of the Bridge Notes have not declared a default under the Bridge Notes. The majority holder of the bridge note has elected to convert $500,000 of the outstanding note, plus interest, to common stock. Note holders for an additional $200,000 in the bridge who are also board members have verbally indicated their intention to convert the debt to common stock.

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


      March 21, 2006

                                            DRINKS AMERICAS HOLDINGS, LTD.


                                            By: /s/ J. Patrick Kenny
                                                --------------------------
                                                J. Patrick Kenny
                                                President and Chief
                                                Executive Officer



                                            By: /s/ Fabio R. Berkowicz
                                                --------------------------
                                                Fabio R. Berkowicz
                                                Chief Financial Officer