Form 10KSB
period 2006-04-30
DRINKS AMERICAS HOLDINGS, LTD
filed 2006-08-14
CIK 873540

FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for its most recent fiscal year: $1,607,606

As of July 31, 2006, there were 62,924,120 shares of the Company's common stock issued and outstanding, and the aggregate market value of such common stock held by non-affiliates was approximately $14,754,769, based on the average of the bid and ask prices of such stock on that date of $.675.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

Table of Contents

                         DRINKS AMERICAS HOLDINGS, LTD.
                            FORM 10-KSB ANNUAL REPORT

                                Table of Contents

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

Item 10.   Executive Compensation

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Shareholder Matters

Item 12.   Certain Relationships and Related Transactions

Item 13.   Exhibits

Item 14.   Principal Accountant Fees and Services

SIGNATURES

                                Explanatory Note

Unless otherwise indicated or the context otherwise requires, all references below in this Report on Form 10-K to the "Company", "us", "our" and "we" refer to (i) Drinks Americas Holdings, Ltd. (ii) our 100% owned Delaware subsidiary, Drinks Americas, Inc., (iii) our 100% owned Delaware limited liability company, Maxmillian Mixers, LLC, (iv) our 90% owned Delaware limited liability company, Drinks Global Imports, LLC, and (v) our 100% owned Delaware Limited Liability Company, DT Drinks, LLC.

             Cautionary Notice Regarding Forward Looking Statements

Our disclosure and analysis in this Report contain some forward-looking statements. Certain of the matters discussed concerning our operations, cash flows, financial position, economic performance and financial condition, including, in particular, future sales, product demand, competition and the effect of economic conditions include forward-looking statements within the meaning of section 27A of the Securities Act of 1933, referred to herein as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, referred to herein as the Exchange Act.

Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures, distribution channels, profitability, new products, adequacy of funds from operations and other projections, and statements expressing general optimism about future operating results, and non-historical information, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved.

Readers are cautioned that our forward-looking statements are not guarantees of future performance and the actual results or developments may differ materially from the expectations expressed in the forward-looking statements.

As for the forward-looking statements that relate to future financial results and other projections, actual results will be different due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than projected. Given these uncertainties, you should not place any reliance on these forward-looking statements. These forward-looking statements also represent our estimates and assumptions only as of the date that they were made. We expressly disclaim a duty to provide updates to these forward-looking statements, and the estimates and assumptions associated with them, after the date of this filing to reflect events or changes in circumstances or changes in expectations or the occurrence of anticipated events.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures we make in our Form 10-KSB, Forms 10-QSB and Forms 8-K reports to the SEC. Also note that we provide a cautionary discussion of risk and uncertainties under the caption "Risk Factors" in this prospectus. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 1. Description of Business.

History of Company:

As of March 9, 2005, the shareholders of Drinks America, Inc. ("DA"), acquired control of Gourmet Group, which had become a Delaware corporation and changed its name to Drinks Americas Holdings, Ltd. Prior to entering into this share exchange, as Gourmet Group, Inc. ("Gourmet Group"), we were a company pursuing the acquisition of various operating businesses since our sale of Jardine Foods, Inc., our previous operating entity, in May 2002. On March 9, 2005, DA's shareholders acquired approximately 87% of Gourmet Group's common stock in exchange for all of DA's outstanding common shares and the Drinks' business.

As of March 9, 2005, we, as Gourmet Group, issued an aggregate of approximately 42,963,792 shares of our common stock (or approximately 87.28% of the outstanding common stock on a fully-diluted basis) to the DA's shareholders, an additional 1,800,000 total shares of our common stock (or approximately 3.66%) to two advisors to DA and a total of 400,000 shares of our common stock (or approximately .8%) to the four members of Maxmillian Mixers, LLC ("Maxmillian"), a Delaware limited liability company affiliated with DA ("Mixers"). Immediately prior to issuing such shares, the Company (which had previously been a Nevada corporation), by way of merger into a newly formed Delaware corporation, became a Delaware corporation, changed its name to Drinks Americas Holdings, Ltd., effectively reverse split its outstanding shares one-for-ten, and authorized up to 1,000,000 shares of "blank check" preferred stock in its new certificate of incorporation. In return for such issuances of shares, we, as Gourmet Group, received all of the outstanding shares of capital stock of DA and all of the membership interests in Mixers. Thus, DA and Mixers became our wholly-owned subsidiaries and the business of those subsidiaries constitutes substantially all of our operations. Prior to the share exchange transaction described above, Maxmillian owned approximately 99% of the outstanding capital stock of Drinks and immediately after the share exchange became our majority shareholder. Subsequently Maxmillian distributed its shares pro rata to its 21 members as part of its plan of liquidation. For financial accounting purposes this share exchange has been recognized as a reverse merger, and accordingly we changed our fiscal year end from June 30 to Drinks' year end of April 30th, and all of our historical financial statements prior to the share exchange are those of Drinks.

Overview

Based in Wilton, Connecticut, we were founded in 2002 by an experienced team of beverage, entertainment, retail and consumer product industry professionals, led by J. Patrick Kenny, a former executive at Joseph E. Seagram & Sons. We specialize in the marketing and distribution of premium alcoholic and nonalcoholic beverages associated with icon entertainers, sports figures, celebrities, and destinations.

We develop, produce (primarily through co-packers), market and/or distribute alcoholic and non-alcoholic beverages for sale in the continental United States. While in certain cases we own the trademarks or have developed the formula for a product that we distribute, in other cases we only have the right to distribute the products and have been granted licenses of the trademark to allow us to do so. We refer to all of the products we distribute as "our products" throughout this Prospectus.

Over the past 12 months we have acquired and developed additional brands and distributed existing products, and increased marketing support for certain of these brands. Our production capacity is primarily through third party independent contract packers known as "co-packers". The expansion of our business has been negatively affected by insufficient working capital. As a result, we regularly make judgments as to inventory levels in general and whether to maintain inventory for any particular product based on available working capital, rather than maintaining the optimum levels required to grow our business.

Our strategy is to take advantage of icon celebrity brands and the strategic relationships our management team has established throughout their careers. We distribute our products through established distributors, virtually all of which are already well known to our management team from prior business dealings with them in the beverage industry. We have expanded the number of distributors we do business with in certain markets where we believe it is appropriate. Our distributors buy our products from us for resale. Our products are produced by independent co-packers pursuant to our specifications. Our management's relationships with manufacturers, distillers, development/research companies, bottling concerns and retail customers provide the foundation through which we expect to grow our business in the future.

We have assembled, and will attempt to continue to assemble, our premium brands, on a "low cost" basis. We believe acquisition of mid-sized brands and single trademark companies can be accomplished at extremely efficient "price multiples" in relation to their existing volume. We are willing to develop these brands with their original owners on a cooperative economic basis and share with them marketing, production, distribution contacts and the sophistication of our management team. We believe that the "skill-set" of our management team is a primary asset in the development of our acquired brands and trademarks. We have acquired ownership interests from, or entered into ventures with, partners such as Donald Trump, Willie Nelson, Chef Roy Yamaguchi, Wynn Starr Flavors, Inc., Interamericana de Licores S.A. of Panama, Advantage Marketing, which specializes in institutional food and beverage sales, Newman's Own, Paul Newman's Beverages, DAS Communications, Ltd, Marvin Traub Associates, Cohete Rum S.A. and Damiana S.A.

In fiscal 2006, we formed Drinks Global Imports, LLC, a new subsidiary in which we own 90% of the outstanding member units. This company imports super premium wines from around the world, and will focus on wines from France, Italy, Spain, Australia and New Zealand.

In fiscal year 2005 we have entered into a U.S. distribution contract giving us the exclusive sales and marketing rights to Damiana a Hispanic liqueur for the United States market. We are pleased with the market reception to this product. In October 27, 2005, we purchased licensing and distribution rights to Rheingold Beer in the United States. At this point, we are developing a new formula for Rheingold beer and designing new packaging. Depending on our working capital position, we hope to launch this product late in 2006.

In November 2005, we signed a license agreement with Trump Mark, LLC to utilize the name Trump in connection with super premium vodka. The product and the packaging for this product has been developed and approved by all parties and we expect to launch Trump Super Premium Vodka in Q2 of our current Fiscal year. Marketing for this product has commenced and we have already received orders. We are dedicating a significant portion of our available resources to this product and due to inadequate working capital have and will deemphasize other products until such time as our working capital position improves.

Several of the brands that we have acquired have the strategic advantage of association with "icon" entertainers and locations which provide us efficient promotion and marketing opportunities. Moreover, our focus is primarily on premium high margin, unique premium priced goods.

We believe that our organizational approach will also minimize the need to invest heavily in fixed assets or factories and will allow us to operate with modest overhead because of the historic relationship between members of our management team and co-packers, distilling and bottling and production firms and other industry participants.

We also rely on distributors who handle direct store delivery sales, which also allows us to control our overhead. We have formed an independent network of contract sales and regional managers, a promotional support team and several market segment specialists who are paid on a variable basis.

We currently market and distribute, or produce (through co-packers), market and distribute, nine unique beverage brands.

Alcoholic Beverages:

Our alcoholic beverages include:

Old Whiskey River Bourbon (R) an award winning small batch 6 year old bourbon (sometimes referred to in this Prospectus as "Old Whiskey River "); Old Whiskey River Bourbon Cream, an award winning blend of real dairy cream and bourbon (sometimes referred to in this Prospectus as "Old Whiskey River Cream"); Cohete Rum, an award winning smooth sipping rum in the Cuban style, infused with Guarana (sometimes referred to in this Prospectus as "Cohete"); Aguila Tequila, a 100% tequiliana weber blue agave reposado tequila (sometimes referred to in this Prospectus as "Aguila"); Damiana, a Mexican liqueur made from the Damiana root and given in Mexican culture as a wedding gift because of its perceived aphrodisiac characteristics; Y Sake, the first ultra premium sake made in America (sometimes referred to in this Prospectus as "Y Sake"); Trump Super Premium Vodka, produced in Holland, a product developed by master distiller Jacq DeLac and Rheingold Beer, a well known trademark in the New York metropolitan area.

Non Alcoholic Beverages:

Our non-alcoholic beverages include:

Swiss T, a ready to drink tea (sometimes referred to in this Prospectus as "Swiss T"); and Newman's Own Lightly Sparkling Fruit Juices, an all natural juice product (sometimes referred to in this Report as "Newman's").

Strategy

Our business strategy is to increase sales by expanding distribution of our internally developed brands, as well as those for which we hold distribution rights, in new and existing markets, stimulating consumer trial of new products and attempting to increase consumer awareness of, and brand loyalty to, our unique brands and products. We will also attempt to make efficient acquisitions of stand alone brands or distribution rights to existing brands in both the alcoholic and non-alcoholic beverage segment as a way to grow our revenue. Key elements of our business strategy include: creating strong distributor relationships and key accounts; stimulating strong consumer demand for our existing brands and products with primary emphasis in the United States, Mexico, Central America and Canada; developing unique beverage brands and products; and targeting strategic brand acquisitions and icon product development opportunities.

We expect to continue to grow our business with the support of an established distribution network, which is already well-known to our management from prior business dealings in the beverage industry. This network is currently distributing our products nationally.

Alcoholic Beverage Distribution

We have a network of alcohol beverage distributors covering substantially all of the states within the United States. Our distributors buy our products from us for resale. Southern Wine & Spirits, including its affiliates, is our largest alcohol distributor, accounting for approximately 14.35% of our sales in fiscal 2006.

Non-Alcohol Beverage Distribution

The following are our non-alcoholic beverage distributors:

Southern Wines and Spirits:      Florida
March Health:                  New York City
AJ Lind:                       New York State
Valley Juice South:            New York State
Valley Juice North:            New York State
Fontanella Distributors:        Connecticut
Island Beverage:                New Jersey
Atlanta Foods International:     Georgia

We have organized a network of sales and contract sales employees who are industry veterans and have assigned national coverage of our distribution network to this team. Compensation to these individuals is on a variable success basis. We believe that we benefit from the sales and marketing relationships that this team brings to the organization.

Our Company is a Delaware corporation, our principal place of business is located at 372 Danbury Road, Suite 163, Wilton, Connecticut 06897 and our telephone number is (203) 762-7000.

Wine and Spirits Industry Overview

The United States beverage alcohol market consists of three distinct segments: beer, wine and distilled spirits. The distilled spirits segment of this market had increased consumption to more than 159 million 9-liter cases in 2003. Distilled spirits consist of three primary categories: white goods, whiskey and specialties. White goods, consisting of vodka, rum, gin and tequila, represent the largest category, accounting for approximately 50% of sales in 2001. Vodka is the largest category within the distilled spirits industry, accounting for 26% of distilled spirits sales in the United States in 2003. Distilled spirits sales in the United States increased 3.8% in 2003, marking the 6th consecutive year sales have increased in the United States market.

Historically, growth in the United States spirits industry has been driven by favorable demographic trends as the number of new young adults of legal drinking age (21 to 24) increased from 14.4 million in 1995 to 14.9 million in 2001. In addition, growth in the distilled spirits industry has increased as the number of individuals over 55 increased, as this age group has historically shifted from beer to spirits. The number of Americans aged 55 and older increased from
54.7 million in 1995 to 59.6 million in 2001 and is expected to reach 75.1 million by 2010.

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

Vodka

The vodka category is both the largest and fastest growing category of spirits in the United States with sales of 46 million cases. Case sales are expected to grow substantially over the next 5 years.

Whiskey

Whiskey is an aged spirit generally distilled from barley, corn or rye. The whiskey category consists of four major segments: Scotch, Irish, American and Canadian and can be further broken down into blended and single malt subcategories. Whiskey is the second largest spirits category in the United States accounting for approximately 28% of distilled spirits sales in 2003, with 44 million cases sold.

Rum

Rum is a distilled spirit made from sugar cane or molasses that can be bottled raw or aged in casks. Rum can be broken into several categories: light, dark, flavored and aged. Sales of rum posted gains for six consecutive years in the United States through 2003, and the category now accounts for approximately 12% of total U.S. spirits sales. Rum case sales grew at a compound annual growth rate of 5.3% between 1995 and 2001. Two brands, Bacardi and Captain Morgan, account for approximately 76% of total U.S. rum sales, with the balance split among a number of other rum brands. We believe that the rum category represents the most significant growth opportunity in the industry.

The New Age or Alternative Beverage Industry

Our brands, which are classified as Alcoholic and Non-Alcoholic Ready to Drink beverages, as well as other unique brands and products that we may develop in the future, compete with beverage products of all types, including wines, spirits, liqueurs, soft drinks, beer, and fruit juices.

In its annual beverage market survey for calendar year 2003, Beverage World magazine (www.beverageworld.com ) estimated that the New Age or alternative beverage markets was approximately $11.6 billion in the United States in total sales and is expanding at a double digit rate per year in growth.

New Age or alternative beverages are distinguishable from mainstream carbonated soft drinks in that they tend to contain less sugar, less carbonation, and natural ingredients. As a general rule, three criteria have been established for such a classification: (1) relatively new introduction to the market-place; (2) a perception by consumers that consumption is healthy compared to mainstream carbonated soft drinks and (3) the use of natural ingredients and flavors in the products. According to Beverage Marketing Corporation (www.beverageworld.com), for 2003, the New Age or alternative beverage category consists of the following segments: premium soda, ready-to-drink ("RTD") coffee, RTD tea, RTD (nutrient-enhanced), shelf-stable dairy (regular/diet), shelf-stable dairy (nutrient-enhanced), single-serve-fruit beverages (regular/diet), single-serve-fruit beverages (nutrient enhanced), smoothies, sparkling water, sports drinks, vegetable/fruit juice blends and other New Age beverages.

                            ACQUISTIONS AND ALLIANCES

Described below are acquisitions, strategic alliances and other arrangements which we have completed.

Celebrity and Icon based Brands

We are executing a "celebrity and icon" based brand strategy, which we believe will enhance consumer acceptance, lower ongoing marketing costs and strengthen our access to distribution channels. We have entered into three ventures with icon entertainers. Our business model leverages consumer identification with these icons, focusing on high margin premium products.

Alcoholic Beverage Products

The alcoholic products distributed by the Company are Old Whiskey River Bourbon and Bourbon Cream, Y Sake, Aguila Tequila, Cohete Rum Guarana, Damiana, and a collection of super premium wines. Commencing in the fall of 2006, we hope to distribute Rheingold Beer and expect to distribute Trump Super Premium Vodka. As indicated previously, our marketing efforts for many of our products have been deferred so that we can dedicate the resources required to launch Trump Super Premium Vodka and sales of certain of our products have been negatively affected by our inability to maintain appropriate inventory levels.

In December 2002, we purchased 25% interest in Old Whiskey River Distilling Company, LLC and Y Sake, LLC, which owns or licenses the related trademarks and trade names associated with the Old Whiskey River and Y Sake products. We hold the exclusive worldwide distribution rights for the Old Whiskey River and Y Sake products. Old Whiskey River Bourbon is marketed in association with Willie Nelson, a renowned country western entertainer, and Y Sake in association with Roy Yamaguchi, a renowned Japanese chef.

In December 2003, we expanded the Old Whiskey River line and introduced Old Whiskey River Bourbon Cream. Old Whiskey River Bourbon has been featured on Food Channel's Emeril Live as well as Celebrity Food Finds and other television programs. This line of products is available nationally at the Texas Roadhouse Restaurant chain as well as other outlets with specific Willie Nelson promotions. Old Whiskey River is a feature item at Specs chain of liquor stores in Texas and ABC liquor stores a chain of 221 outlets in Florida.

We own a 55% interest in the trademark for Aguila Tequila, a premium 100% Blue Agave Tequila, produced by a distillery in Mexico, which is marketed with its icon label, the North American Eagle. We have the exclusive distribution rights for this product throughout the world except for Mexico.

We have developed and own the trademark and formula for Cohete Rum, Cuban style rum produced in Panama. We launched this product in September, 2004. Cohete Rum has been awarded silver medals from the International Beverage Tasting Institute.

Late calendar year 2005, we entered into a licensing agreement with the licensing company for the Trump Organization to find and develop a super premium vodka. The formula for the product was developed by master distiller Jacq DeLac. In January of 2006, we entered into an agreement to have Bruni Glass Italy design a proprietary bottle for Trump Super Premium Vodka. In March 2006, Milton Glaser agreed to design a bottle decoration for Trump Vodka. The product was unveiled at the 2006 Wine and Spirits Wholesalers convention.

In August of 2005, we entered into an agreement to import and sell Damiana, a Mexican liqueur. We are selling Damiana nationally and have sold approximately 1,600 cases of this product.

In October 2005, we acquired ownership of the Rheingold brand and trademark. We believe Rheingold has a significant brand identity and awareness level within the metro New York and east coast markets. We believe this brand has the potential to be an integral component of our Metro New York distribution base. The brand has been relabeled and is scheduled for relaunch in 2006. In May, 2006 we licensed the Rheingold trademark to be marketed with various forms of wearables and clothing.

Non Alcoholic Products

Our non-alcoholic product offerings are Newman's Own Lightly Sparkling Fruit Juices and a Gourmet Tea, known as Swiss T. In 2006, we expanded the base of distributors and the retail account base for Paul Newmans Sparkling Juices to in excess of 1800 accounts. We also developed a Paul Newmans Sparkling Flavored Water and have the approval of the Newmans Own organization to launch a Newmans Own Fruit Flavored Tea.

We own the Swiss T trademark. In 2006, in order to focus company resources on the Newmans Own and Trump Super Premium Vodka, we ceased producing Swiss T. We intend to relaunch a Swiss style tea using the same proprietary recipe and labeling in the future.

Newman's Own Lightly Sparkling Fruit Juices is a new product and was developed by Paul Newman Foods in association with us. We have entered into an agreement to license Newman's Own name for distribution of this product in specified markets and have no ownership or other rights to the Newman's Own trademark.

We are currently distributing Newman's Own in the New York metropolitan area, New Jersey, Connecticut and California markets and met or exceeded our goals. Key grocery chains in the New York metropolitan area including Key Food, ShopRite, Gristedes, Shaws and numerous independent chains are selling the product. Newman's Own has been successful in the independent and Korean owned retail market segment. Newman's comes in 16oz. glass bottles in original lemonade, lemon lime, orange mango, blackberry and raspberry kiwi flavors. Based upon on the market's reaction to this product, we hope to distribute this product throughout the United States. Expansion of the territories for distribution of this product is by mutual agreement of the parties. Given the market reception to this product, we continue to dedicate resources to the Newman's Own products, at times at the expense of other products.

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

Flavors, Research and Development Relationship

We have a research contract with Wynn Starr Flavors, Inc. ("Wynn Starr"), a leading supplier of flavors and similar product components. Wynn Starr became a DA shareholder by investing $250,000 in DA in 2002, and has provided research and development services. The relationship has been essential to us, and continues to provide a significant research resource at relatively low cost, e.g. developing drinks for specialized ethnic tastes, age groups, various groups of sports or music fans, and other targeted markets. Wynn Starr has also developed our Old Whiskey River Bourbon Cream product flavor and formulation. We expect that certain of our new products will utilize patents developed and licensed by Wynn Starr. Wynn Star has also assisted us in evaluating the product quality of various brands which we have considered acquiring and/or distributing. Our incremental product development expenses to date have not been material.

Celebrity Marketing Resources

We intend to continue to utilize our access to icon celebrity-based product endorsers, through the contacts of our management and various advisors, to further promote the branded identity of certain of the beverages we will develop.

We have entered into agreements with DAS Communications, Ltd. and Shep Gordon of Alive Enterprises. Both David Sonenberg, who controls DAS Communications, Ltd., and Shep Gordon are shareholders. We believe that these persons can provide access to entertainment personalities and will help us to develop and access unique marketing and promotional opportunities for spirits and beverages. Our relationship with Shep Gordon has resulted in agreements with country music "icon" Willie Nelson and Chef Roy Yamaguchi and introductions to other promotional resources. Under our agreement with Mr. Gordon, which we entered into in December 2002, he will provide us with marketing advisory services through June 2008.

Trademark Development Resources

In March 2002, we entered into a consulting agreement with Marvin Traub, former Chief Executive Officer of the Bloomingdales' department store chain, and an expert in trademark development. Mr. Traub provides ongoing advice and marketing expertise to us under this agreement. He also serves on our Board of Directors.

Marketing, Sales and Distribution

Our marketing and pricing policies and programs take into consideration competitors' prices and our perception of what a consumer is willing to pay for the particular brand and product in the retail environment. Our goal is to competitively price our unique products with the other comparable premium brands. We believe our Icon strategy supports category premium pricing.

The company has entered into an agreement with Gotham Inc., a large scale New York marketing agency. Together with our management, Gotham has developed a long term marketing and media brand development plan for us.

Our marketing of our non-alcoholic brands focuses on building those brands at the retail level and generally developing market profile through promotion tasting at retail distribution locations. Newman's Own has been promoted with consumer tastings, tee-shirt promotions and consumer trials. Our marketing efforts in support of our non-alcoholic brands focuses largely on promotion at key distribution points prior to the peak summer demand period.

Sales

Our products are sold in the continental United States primarily in the beverage sections of liquor stores, grocery stores, drug stores, convenience stores, delicatessens, sandwich shops and supermarkets. Many of our beverage products are sold nationally and our distribution model, depending on the product, includes several national and regional chains, including Texas Roadhouse Restaurants, and various regional retail accounts. In 2006, we made significant progress in selling our products to several key chains and have either sold or received orders from Specs in Texas and ABC Liquors in Florida where Old Whisky River has been featured extensively.

Our sales efforts are supported by three independent contractors each with in excess of 25 years experience in beverage brand building who have specific market responsibility.

Distribution

We sell the majority of our products through our distribution network, and we currently have relationships with approximately 60 independent distributors throughout North America. Our policy is to grant our distributors rights to sell particular brands within a defined territory. Our distributors buy our products from us for resale. We believe that substantially all of our distributors also carry beverage products of our competitors. Our agreements with our distributors vary; we have entered into written agreements with a number of our top distributors for varying terms; most of our other distribution relationships are oral (based solely on purchase orders) and are terminable by either party at will.

We generally require our independent distributors to place purchase orders for our products at least 14 days in advance of requested shipping dates. To the extent we have product available in inventory, we will fulfill other purchase orders when and as received. We and our distributors contract with independent trucking companies to have product shipped from our contract packers to independent warehouses, and then on to our distributors. Distributors then sell and deliver our products either to sub-distributors or directly to retail outlets, and such distributors or sub-distributors stock the retailers' shelves with our products. We recognize revenue upon receipt by our distributors and customers of our products, net of anticipated discounts and allowances. While all sales are final and we have a "no return" policy, in limited instances, due to credit issues or changes in distributors, we may take back product.

Production

Contract Packing Arrangements

We currently use independent contract packers known as "co-packers" to prepare, bottle and package our products. Currently, our primary contract packers are Heaven Hill Distilleries in Kentucky, American Beverage Company in St. Louis, Interamericana de Licores in Panama, Sake One in Oregon, Tequila El Viejito S.
A. in Guadalajara, Mexico, Damiana S.A, Mexico, and F.X. Matt of Utica, New York. We have also contracted WV Wanders Holland for the production of Trump Super Premium Vodka.

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

Quality Control

We attempt to use quality ingredients for our products. We seek to ensure that all of our products satisfy our quality standards. Contract packers are selected and monitored by our Chief Operating Officer in an effort to assure adherence to our production procedures and quality standards. Samples of our products from each production run undertaken by each of our contract packers are analyzed and categorized in a reference library.

For every run of product, our contract packers undertake extensive on-line testing of product quality and packaging. For our non-alcoholic products this includes testing levels of sweetness, carbonation, taste, product integrity, packaging and various regulatory cross checks. Similar product testing is done on our wines and spirits. For each product, the contract packer must transmit all quality control test results to us upon request. We believe that, working in concert with our internal management, the food scientist resources of Advantage Food Marketing and Wynn Starr Flavors, and the in-house quality control mechanisms of our winery and distillery partners assure that our standards are at least equal to those established in the industry.

Testing at each of our co-packers includes microbiological checks and other tests to ensure the production facilities for our products meet the standards and specifications of our quality assurance program. We believe the production facilities inspection programs are at least equal to industry standards. We request that water quality is monitored during production and at scheduled testing times to ensure compliance with applicable government regulatory requirements. Flavors are sourced from only qualified manufacturers. We are committed to an on-going program of product improvement with a view toward ensuring high quality of our products.

We believe we source and select only those suppliers that use only quality components. We also inspect packaging suppliers' production facilities and monitor their product quality.

Regulation

The production and marketing of our licensed and proprietary alcoholic and non alcoholic beverages are subject to the rules and regulations of various Federal, provincial, state and local health agencies, including in particular the U.S. Food and Drug Administration ("FDA") and the U.S. Alcohol and Tobacco Tax and Trade Bureau ("TTB"). The FDA and TTB also regulate labeling of our products. From time to time, we may receive notification of various technical labeling or ingredient reviews with respect to our licensed products. We believe that we have a compliance program in place to ensure compliance with production, marketing and labeling regulations on a going-forward basis. There are no regulatory notifications or actions currently outstanding.

We have a specific manager with direct responsibility to insure regulatory compliance and retain a regulatory law firm that oversees our submissions to various agencies.

Trademarks, Flavor Concentrate Trade Secrets and Patents

We own a number of trademarks, including, in the United States, "Drinks Americas" (TM), "Rheingold Beer" (TM) "Cohete" (TM), "Swiss T"(TM), " "Screaming Monkey" (TM) and "Aguila" (TM). Trademarks have been filed and pending with no opposition for Drinks Americas, "Monte Verde"(TM) and "Corcovado"(TM). In addition, we have trademark protection in the United States for a number of other trademarks for slogans and product designs, including "The Rooster Has Landed" (R) and "Party Harder"(TM).

We also own with Alive Spirits the rights to the "Old Whiskey River" trademark. We have a license from Newman's Own to use the Newman's Own trademark in the marketing and selling of Newman's Own Lightly Sparkling Fruit Juices. We also have a license from Trump Mark, LLC to use the Trump trademark in marketing and selling Trump Super Premium Vodka.

We consider our trademarks, patent and trade secrets to be of considerable value and importance to our business. No successful challenges to our registered trademarks have arisen and we have no reason to believe that any such challenges will arise in the future.

Employees

As of July 31, 2006, we had eight full-time employees and an additional seven persons, who were independent contractors working for us either in their individual capacity or through professional service companies controlled by them. No employee is represented by a labor union. Three of the independent contractors have executed contracts with us and are paid on a variable success basis depending upon sales generated by them.

Risk Factors

This offering involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and other information and our consolidated financial statements and related notes included elsewhere in this prospectus. If any of the events described below actually occur, our operating results would be dramatically adversely affected, which in turn could cause the price of our common stock to decline, perhaps significantly. Further, we may not be able to continue our operations. This means you could lose all or a part of your investment.

Certain Factors That May Affect Future Results

Factors Relating to Our Company and Our Business

We are a developing Company and our prospects must be considered in light of our short operating history and our shortage of working capital.

We are a developing company with a very short operating history, having been incorporated in September 2002. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by developing companies, including dealing with a shortage of necessary funds in the very competitive marketplace in which the alcoholic and non-alcoholic beverage business is carried on, as well as the many risks commonly anticipated or experienced by mature companies. Our ability to operate as a going concern and to achieve profitable operations will be dependent on such factors as the success of our business model and marketing strategy, market penetration of existing products, competition, future brand additions, continued development of distribution relationships and the availability of financing. No assurance can be given that we will be able successfully to develop our business under the foregoing conditions.

We rely heavily on our independent distributors, and this could affect our ability to efficiently and profitably distribute and market our products, and maintain our existing markets and expand our business into other geographic markets.

Our ability to establish a market for our brands and products in new geographic distribution areas, as well as maintain and expand our existing markets, is dependent on our ability to establish and maintain successful relationships with reliable independent distributors strategically positioned to serve those areas. Many of our larger distributors sell and distribute competing products, including non-alcoholic and alcoholic beverages, and our products may represent a small portion of their business. To the extent that our distributors are distracted from selling our products or do not expend sufficient efforts in managing and selling our products, our sales will be adversely affected. Our ability to maintain our distribution network and attract additional distributors will depend on a number of factors, many of which are outside our control. Some of these factors include: (i) the level of demand for our brands and products in a particular distribution area; (ii) our ability to price our products at levels competitive with those offered by competing products and (iii) our ability to deliver products in the quantity and at the time ordered by distributors.

We cannot ensure that we will be able to meet all or any of these factors in any of our current or prospective geographic areas of distribution. Further, our shortage of adequate working capital may make it impossible for us to do so. Our inability to achieve any of these factors in a geographic distribution area will have a material adverse effect on our relationships with our distributors in that particular geographic area, thus limiting our ability to maintain and expand our market, which will likely adversely effect our revenues and financial results.

We generally do not have long-term agreements with our distributors, and we expend significant time and may need to incur significant expense in attracting and maintaining key distributors.

Our marketing and sales strategy presently, and in the future, will rely on the performance of our independent distributors and our ability to attract additional distributors. We have entered into written agreements with certain of our distributors for varying terms and duration; however, most of our distribution relationships are informal (based solely on purchase orders) and are terminable by either party at will. We currently do not have, nor do we anticipate in the future that we will be able to establish, long-term contractual commitments from many of our distributors. In addition, despite the terms of the written agreements with certain of our significant distributors, we have no assurance as to the level of performance under those agreements, or that those agreements will not be terminated. There is also no assurance that we will be able to maintain our current distribution relationships or establish and maintain successful relationships with distributors in new geographic distribution areas. Moreover, there is the additional possibility that we will have to incur significant expenses to attract and maintain key distributors in one or more of our geographic distribution areas in order to profitably exploit our geographic markets. We may not have sufficient working capital to allow us to do so.

Because our distributors are not required to place minimum orders with us, we need to carefully manage our inventory levels, and it is difficult to predict the timing and amount of our sales.

Our independent distributors are not required to place minimum monthly, quarterly or annual orders for our products. In order to reduce their inventory costs, our independent distributors maintain low levels of inventory which, depending on the product and the distributor, range from 15 to 45 days of typical sales volume in the distribution area. We believe that our independent distributors endeavor to order products from us in such quantities, at such times, as will allow them to satisfy the demand for our products in the distribution area. Accordingly, there is no assurance as to the timing or quantity of purchases by any of our independent distributors or that any of our distributors will continue to purchase products from us in the same frequencies and volumes as they may have done in the past. Our goal to maintain inventory levels for each of our products sufficient to satisfy anticipated purchase orders for our products from our distributors, which is difficult to estimate. This places burdens on our working capital which has been limited since we began operations. As a result, we have not consistently been able to maintain sufficient inventory levels and may not be able to do so in the future. We are not maintaining sufficient inventory levels for certain of our products at the present time.

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

If any of our primary distributors were to stop selling our products or decrease the number of cases purchased, our revenues and financial results could be adversely affected. There can be no assurance that, in the future, we will be successful in finding new or replacement distributors if any of our existing significant distributors discontinue our brands, cease operations, file for bankruptcy or terminate their relationship with us.

We have not satisfied certain of our commitments under distribution agreements which if cancelled would have a material adverse effect on our business.

Our rights to distribute our products are generally governed by distribution agreements which contain minimum sales per product targets that we have not satisfied to date. Therefore virtually all of our distribution contracts can be cancelled. We rely on our relationships with the parties who have granted us distribution rights rather than contractual protection. Cancellation of one or more of our distribution contracts would have a material adverse effect on our business.

We need to effectively manage our growth and the execution of our business plan. Any failure to do so would negatively impact our results.

To manage operations effectively, we must improve our operational, financial and other management processes and systems. We have a small staff and our success also depends largely on our ability to maintain high levels of employee utilization, to manage our costs in general and administrative expense in particular, and otherwise to efficiently execute our business plan. We need to cost-efficiently add new brands and products, develop and expand our distribution channels, and efficiently implement our business strategies. There are no assurances that we will be able to effectively and efficiently manage our growth. Any inability to do so, could increase our expenses and negatively impact our results of operations.

The loss of key personnel would directly affect our efficiency and economic results.

We are dependent upon the creative skills and leadership of our founder, J. Patrick Kenny, who serves as our President and Chief Executive Officer, as well as upon Bruce Klein, our Chairman and upon the management, financial and operational skills of Jason Lazo, our Chief Operating Officer. We currently maintain key person life insurance on Mr. Kenny in the amount of $2,000,000. The loss of the services of either Mr. Kenny, Mr. Klein or Mr. Lazo could have a material adverse affect on our business and operations, including our ability to develop and execute a long-term, profitable business plan. Due to inadequate working capital, we have often not paid agreed upon compensation to our employees; there can be no assurance they will continue to render services to us.

Our management team consists of several key distribution, sales and financial personnel who have been recruited within the past several years. In order to manage and operate our business successfully in the future, it will be necessary to further strengthen our management team. The hiring of any additional executives will increase our compensation expense. We may not have sufficient working capital to be able to do so.

Our strategy requires us to develop and maintain relationships with other firms.

Our strategy depends on various relationships with other firms for product development, research facilities, distilling facilities, bottling, distribution and low-cost marketing. Because of these relationships, we do not expect to invest heavily in fixed assets or factories. Of particular importance to us is our relationship with independent producers who manufacture our products pursuant to our specifications. We do not have our own production capacity and rely on independent contractors to produce our products. We will need to maintain and develop relationships with additional manufactures as we add products to our product mix. It is vital to our success that our producers deliver high quality products to us with favorable pricing terms. There can be no assurance, however, that we will be able to develop and maintain relationships which provide us the services and facilities we require. If we fail to develop and maintain such relationships, we may be forced to change our strategy, which could have a material adverse effect on the results of our operations.

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

Failure to protect our intellectual property could harm our brand and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, patents, copyrights and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our trademarks and trade secrets to be of considerable value and importance to our business and our success. We rely on a combination of trademark, patent, and trade secrecy laws, and contractual provisions to protect our intellectual property rights. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, trade secrets (including our flavor concentrate trade secrets) or similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly and we may lack the resources required to defend against such claims. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse affect on our ability to market or sell our brands, profitably exploit our unique products or recoup our associated research and development costs.

We have limited working capital and will need to raise additional capital in the future; there is an uncertainty as to our continuation as a going concern.

Our capital needs in the future will depend upon factors such as market acceptance of our products and any other new products we launch, the success of our independent distributors and our production, marketing and sales costs. None of these factors can be predicted with certainty

We have sustained substantial operating losses since our organization. We will need substantial additional debt or equity financing in the future. We currently have no legally binding commitments with any third parties to obtain additional equity or debt financing. We may not be able to obtain any additional financing on acceptable terms or at all. Our ability to obtain debt financing may be particularly unlikely because we have limited assets to use as collateral security for loans. As a result, we may not have adequate capital to implement future expansions, maintain our current levels of operation or to pursue strategic acquisitions. Our failure to obtain sufficient or any additional financing would likely result in an inability to market our products and maintain sufficient levels of inventory or the delay or abandonment of some or all of our development plans, any one of which would likely harm our business and the value of our common stock. There is uncertainty as to our continuation as a going concern.

Certain of our products are closely identified with celebrities and our brand recognition is significantly affected by their success in their profession.

Certain of our products, and products for which we have acquired distribution rights, adopt the name of a single personality or celebrity, or is associated with a single personality or celebrity, such as Willie Nelson, Paul Newman, Chef Roy Yamaguchi and Donald Trump. Therefore, any reduction of notoriety or any damage to the reputation of any such personality will correspondingly damage the associated product and could have a material adverse effect on the results of our operations.

Certain Factors Relating to Our Industry

We compete in an industry that is brand-conscious, so brand name recognition and acceptance of our products are critical to our success.

Our business is substantially dependent upon awareness and market acceptance of our products and brands by our targeted consumers, In addition, our business depends on acceptance by our independent distributors of our brands as beverage brands that have the potential to provide incremental sales growth rather than reduce distributors' existing beverage sales. Although we believe that we have been relatively successful towards establishing our brands as recognizable in both the alcoholic and non alcoholic beverage industry, it is too early in the product life cycle of these brands to determine whether our products and brands will achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers.

Competition from traditional alcoholic and non-alcoholic beverage manufacturers may adversely affect our distribution relationships and may hinder development of our existing markets, as well as prevent us from expanding our markets.

The beverage industry is highly competitive. We compete with other beverage companies, most of which have significantly more sales and significantly more resources, not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of whom also distribute other beverage brands. Our products compete with all beverages, most of which are marketed by companies with greater financial resources than what we have. Some of these competitors are or will likely in the future, place severe pressure on our independent distributors not to carry competitive alternative brands such as ours. We also compete with regional beverage producers and "private label" suppliers. Some of our alcoholic competitors are Diageo, Pernod Ricard, Allied Domecq and Bacardi. Some of our direct competitors in the alternative beverage industry include Cadbury Schweppes (Snapple, Stewart, Nantucket Nectar, Mystic), Castle Brands, Thomas Kemper, Boylans and Hansens. Competitor consolidations, market place competition, particularly among branded beverage products, and competitive product and pricing pressures could impact our earnings, market share and volume growth. If, due to such pressure or other competitive phenomena, we are unable to sufficiently maintain or develop our distribution channels, or develop alternative distribution channels, we may be unable to achieve our financial targets. As a means of maintaining and expanding our distribution network, we intend to expand the market for our products, and introduce additional brands. However, we will require financing to do so. There can be no assurance that we will be able to secure additional financing or that other companies will not be more successful in this regard over the long term. Competition, particularly from companies with greater financial and marketing resources than those available to us, could have a material adverse effect on our existing markets, as well as our ability to expand the market for our products.

We compete in an industry characterized by rapid changes in consumer preferences, so our ability to continue developing new products to satisfy our consumers' changing preferences will determine our long-term success.

Our current market distribution and penetration is limited as compared with the potential market and so our initial views as to customer acceptance of a particular brand can be erroneous, and there can be no assurance that true market acceptance will ultimately be achieved. In addition, customer preferences are also affected by factors other than taste, such as the recent media focus on obesity in youth. If we do not adjust to respond to these and other changes in customer preferences, our sales may be adversely affected.

A decline in the consumption of alcohol could adversely affect our business.

There have been periods in American history during which alcohol consumption declined substantially. A decline in alcohol consumption could occur in the future due to a variety of factors including: (i) a general decline in economic conditions, (ii) increased concern about health consequences and concerns about drinking and driving, (iii) a trend toward other beverages such as juices and water, (iv) increased activity of anti-alcohol consumer groups, and (v) increase federal, state or foreign excise taxes. A decline in the consumption of alcohol would likely negatively affect our business.

We could be exposed to product liability claims for personal injury or possibly death.

Although we have product liability insurance in amounts we believe are adequate, we cannot assure that the coverage will be sufficient to cover any or all product liability claims. To the extent our product liability coverage is insufficient; a product liability claim would likely have a material adverse affect upon our financial condition. In addition, any product liability claim successfully brought against us may materially damage the reputation of our products; thus adversely affecting our ability to continue to market and sell that or other products.

Our business is subject to many regulations and noncompliance is costly.

The production, marketing and sale of our alcoholic and non alcoholic beverages, including contents, labels, caps and containers, are subject to the rules and regulations of various federal, state and local health agencies. If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or production may be stopped, thus adversely affecting our financial conditions and operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, rules and regulations are subject to change from time to time and while we monitor developments in this area, the fact that we have limited staff makes it difficult for us to keep up to date and we have no way of anticipating whether changes in these rules and regulations will impact our business adversely. Additional or revised regulatory requirements, whether regarding labeling, the environment, taxes or otherwise, could have a material adverse effect on our financial condition and results of operations.

The current U.S. economic uncertainty and international conflicts, and terrorism events all or individually may have an adverse impact on our sales and earnings, and our shipping costs have increased.

We cannot predict the impact of the current economic uncertainty in the United States, or the current international situation, on current and future consumer demand for and sales of our products. In addition, recent volatility in the global oil markets has resulted in rising fuel and freight prices, which many shipping companies are passing on to their customers. Our shipping costs have increased over the past several months, and we expect these costs may continue to increase. Due to the price sensitivity of our products, we do not anticipate that we will be able to pass these increased costs on to our customers.

Certain Factors Related to Our Common Stock

Because our Common Stock is considered a "penny stock," a shareholder may have difficulty selling shares in the secondary trading market.

Our Common Stock is subject to certain rules and regulations relating to "penny stock" (generally defined as any equity security that has a price less than $5.00 per share, subject to certain exemptions). Broker-dealers who sell penny stocks are subject to certain "sales practice requirements" for sales in certain nonexempt transactions (i.e., sales to persons other than established customers and institutional "accredited investors"), including requiring delivery of a risk disclosure document relating to the penny stock market and monthly statements disclosing recent price information for the penny stocks held in the account, and certain other restrictions. For as long as our Common Stock is subject to the rules on penny stocks, the market liquidity for such securities could be significantly limited. This lack of liquidity may also make it more difficult for us to raise capital in the future through sales of equity in the public or private markets.

The price of our Common Stock may be volatile, and a shareholder's investment in our Common Stock could suffer a decline in value.

There could be significant volatility in the volume and market price of our Common Stock, and this volatility may continue in the future. Our Common Stock is listed on the OTC Bulletin Board and there is a greater chance for market volatility for securities that trade on the OTC Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of "bid" and "ask" quotations and generally lower trading volume. In addition, factors such as quarterly variations in our operating results, changes in financial estimates by securities analysts or our failure to meet our or their projected financial and operating results, litigation involving us, general trends relating to the beverage industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control could have a significant impact on the future market price of our Common Stock and the relative volatility of such market price.

Item 2. Property

As a sub lessee we lease 2,739 square feet of office in Wilton, Connecticut under an operating sublease which will expire July 31, 2009, with minimum annual rent payments of approximately $50,000 through July 31, 2009. We may, at our option, terminate the lease effective July 31, 2007, subject to formal notification to the sublessor no later than July 31, 2006. We also lease 1100 square feet of office space in New York City, New York, with minimum annual rent payments of approximately $3,500 per month. This lease will expire on March 31, 2008. We are attempting to sublease all or a portion of our New York City office space. In addition we have a number of agreements with independent warehousing companies providing for the stocking, storage and shipping of a significant amount of our products at their various locations. We believe our leased premise and our independent warehouse facilities are suitable and adequate for our use and adequately covered by insurance.

Item 3. Legal Proceedings

On January 18, 2006, the Company was sued by Global Wine Ventures, Ltd., an Australian company (affiliated with the company's Australian wine supplier) in the United States District Court for the Central District of California, Case No. CV06-8318. The Plaintiff seeks recovery of compensatory damages of $450,000, punitive damages unspecified in amount, recovery of costs and attorneys' fees based on allegations of nonpayment for goods. While the Company believes, based on its initial analysis that, some amount may be due to the Plaintiff, it believes it has counterclaims available which would substantially reduce the amount actually owed. The Company has moved to dismiss this action based on a choice of forum clause in the applicable contract with the plaintiff requiring any legal action to be initiated in Australia and has also asserted substantial defenses.

On or about July 19, 2006, Manhattan Beer Distributor, LLC, a wholesale distributor of beverages in the state of New York initiated litigation in the Supreme Court of the State of New York in Bronx County (Index No. 17776-2006) against the Company. The Plaintiff has demanded payment of an aggregate of $86,
921.44 in connection with certain amounts allegedly owed by Rheingold Brewing Company, Inc., allegedly assumed by the Company and certain amounts allegedly owed to the plaintiff by the Company itself with respect to beverage distribution services provided by the plaintiff in connection with Rheingold beer. This complaint was received by the Company's agent on July 31, 2006. The Company is evaluating the claims made by the plaintiff in this litigation.

Item 4.

Submission of Matters to a Vote of Shareholders

None

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Our common stock was authorized to trade on June 2, 2005 on the over-the-counter market with quotations available on the OTC Electronic Bulletin Board under the symbol "DKAM" Trading commenced on June 3, 2005.

The following table sets forth the range of high and low bid quotations of our common stock for the periods indicated. The information contained in the table was obtained from Bloomberg Financial Services. The prices represent inter-dealer quotations, which do not include retail markups, markdowns or commissions, and may not represent actual transactions.

                                   High       Low
                                 --------   --------
Year Ended April 30, 2005

First Quarter                    $0.00125   $0.00125
Second Quarter                   $   0.20   $0.00125
Third Quarter                    $0.00125   $0.00125
Fourth Quarter                   $   3.30   $   0.80

                                   High        Low
                                 --------   --------
Year Ended April 30, 2006

First Quarter                    $   1.55   $   1.17
Second Quarter                   $   1.39   $    .70
Third Quarter                    $   0.80   $    .35
Fourth Quarter                   $   1.01   $    .45

Security Holders

At July 31, 2006, there were 62,924,120 shares of our common stock outstanding, which were held of record by approximately 627 stockholders, not including persons or entities that hold the stock in nominee or "street" name through various brokerage firms.

Dividends

The payment of dividends, if any, is to be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, for use in our business operations and accordingly, the Board of Directors does not anticipate declaring any dividends in the near future.

Dividends, if any, will be contingent upon our revenues and earnings, capital requirements and financial conditions.

Equity Compensation Plan Information

As of the date of this prospectus, we do not have any equity compensation plans.

Unregistered Securities

In April 2006, we issued 897,398 shares of our common stock to MTA, an entity owned by Marvin Traub, a Director of the Company, in satisfaction of $403,329 of consulting fees owed to MTA.

Between December 2005 and February 2006 we issued secured convertible notes aggregating $802,167 to evidence loans of $150,000 received from Ken Close, a significant shareholder, $552,167 from two unrelated third parties and $100,000 from Thomas Schwalm, a director of the Company. These demand notes bear interest at 12% per annum and require monthly interest payments only beginning January 1, 2006. The principal and unpaid accrued interest may be converted at any time into our common stock at $0.45 per share or pursuant to any private placement equal to or in excess of $5 million closed by the Company on or before December 31, 2006, at a price equal to twenty percent below the price at which we issue any such securities. In March 2006, the unrelated third parties converted the amounts owed under their notes aggregating $570,204, which included accrued interest of $18,037, into 1,267,119 shares of our common stock. At April 30, 2006, the principal outstanding on these notes aggregated $250,000; $150,000 from Mr. Close and $100,000 from Mr. Schwalm, plus interest of $10,717 in the aggregate. In connection with these notes, we also issued warrants to purchase 445,646 shares of our common stock at an exercise price of $0.45 per share as follows: warrants for 83,333 shares to Mr. Close, warrants for 306,757 shares to the two unrelated third parties and warrants for 55,556 shares to Mr. Schwalm. The warrants are exercisable for a five year period commencing on the issue date of the notes. The warrants include cashless exercise provisions and anti-dilution protection.

During fiscal 2006 we issued 300,000 shares of our common stock to various consultants, vendors and other individuals who provided services to the Company, in satisfaction of an aggregate of $135,000 owed to them.

Between March 15 and May 9, 2005 we issued a series of senior convertible notes totaling $1,350,000, which resulted in net proceeds, after deductions for certain costs and fees, of $1,150,000. We also issued to the lenders, warrants to purchase 1,350,000 shares of our common stock exercisable for a five year period for $0.45 per share. The notes bear interest at 10% per annum, with principal and interest payable in full one year from the date of issuance of the respective note. The note holders have discretionary conversion rights to convert the outstanding balance into restricted shares of our common stock, at a per share price equal to the lower of (1) $0.45 per share or (2) the per share price of a subsequent debt or equity financing of at least six million dollars. Both the notes and warrants have certain antidilution features. In addition, the warrants have a cashless exercise option. Amounts owed to these note holders are subordinate to amounts owed to secured creditors, and are stated to be senior to all other unsecured creditors. The notes are past due, but formal demand for payment has not been made. As of April 30, 2006, we owe $850,000 in principal and $93,808 in interest on these notes. In March, 2006, the largest holder of these notes elected to convert his $500,000 note plus accrued interest of $50,556 into 1,267,119 shares of our common stock.

On September 22, 2005 the Company borrowed $100,000 from an unrelated individual, which loan accrues interest at a rate of 6% per annum, and is payable along with unpaid principal on June 21, 2006. In July 2006 we issued the note holder 50,000 restricted shares of our common stock as consideration for extending the note to August 22, 2006. At April 30, 2006 interest accrued on this loan was $3,616.

In March and April 2006, we received proceeds of $1,959,999 in consideration for 3,266,665 restricted shares of our common stock at $.60 per share. The shares are to be issued in the second quarter of our April 30, 2007 fiscal year. In addition, we received proceeds of $150,000 in consideration for 250,000 shares of our common stock which was placed by a broker dealer who is entitled to receive a commission of 8 % on amounts raised. The commission has not been paid to date.

On June 16, 2006, we borrowed $50,000 from an investor which loan is repayable on July 7, 2006. Interest under this loan is payable in 36,364 shares of our common stock. This loan was not repaid on the due date.

On June 23, 2006, we issued 150,000 shares of our common stock to an investor for a purchase price $0.60 per share.

On July 28, 2006, we borrowed an aggregate $300,000 from two entities which are affiliated with one another and issued convertible promissory notes in evidence thereof. These notes are payable on January 27, 2007, and are convertible into shares of our common stock at $0.50 per share. In lieu of interest, we issued to the lenders warrants to purchase an aggregate of 300,000 shares of our common stock for $0.50 per share. These warrants are currently exercisable for a five-year period.

On August 3, 2006, we borrowed $400,000 from a lender and issued a convertible promissory note in like amount. This note is due and payable on February 2, 2007, bears interest at the rate of 10% per annum and is convertible into shares of our common stock at $0.60 per share. In connection with this loan, we issued to the lender 333,333 shares of our common stock and agreed to issue such additional shares as may be necessary to cause the value of the shares on the date of issue to equal not less than $200,000 on such date based on the average closing price of our common stock for the five trading days immediately preceding the date of issue.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations should be read with our consolidated financial statements and related notes appearing elsewhere in this prospectus. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this prospectus.

Overview

Results of Operations

Year ended April 30, 2006 compared to year ended April 30, 2005

Net sales. Net sales were $1,607,606 in fiscal 2006 a decrease of $463,960 or 22% compared to net sales of $2,071,566 in fiscal 2005. Total case sales of our alcoholic brands, (9 liter equivalent case) were 12,554 in fiscal 2006 compared to18,508 in fiscal 2005, and our non-alcoholic brand case sales increased to 62,378 cases in fiscal 2006 from 37,084 in fiscal 2005. Net sales of our alcoholic brands fell to approximately $1,100,000 in fiscal 2006 from $1,800,000 in fiscal 2005. Sales of existing alcoholic brands fell due to inventory shortfalls as a result of insufficient working capital. In addition there was an interruption in our Norman's Wines business due to the bankruptcy of the Norman's Wines supplier, and a subsequent change in control resulting in an inability to source the product. The introduction of Damiana Liqueur in fiscal 2006 as well as the expansion of our fine wines business had a positive impact on sales in fiscal 2006. Net sales of our non-alcoholic products increased to approximately $500,000 in fiscal 2006 as compared to $200,000 in fiscal 2005. The increase from fiscal 2005 can be attributed to increased sales of Newman's Own Lightly Sparkling Fruit Juices.

Gross Profit. Gross profit was $452,772 in fiscal 2006 (28.2% of net sales), a decrease of $62,601 compared to gross profit of $515,373 in fiscal 2005(24.8% of net sales). The dollar decrease in gross-profit was primarily attributable to the decrease in volume of existing alcoholic brands, specifically Old Whiskey River ($30,000 decrease in gross profit), Y Sake ($60,000 decrease in gross profit), Cohete Rum ($45,000 decrease in gross profit) and Normans Wines ($95,000 decrease in gross profit). The percentage increase in gross-profit in fiscal 2006 from 2005 was primarily attributable to the impact of promotional discounts associated with the introduction of new products to the marketplace in fiscal 2005 which had a great affect on gross-profit.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4,606,927 in fiscal 2006, a increase of $85,525 compared to expenses of 4,521,402 in 2005. During the 2006 fiscal year a number of positive and negative variances have occurred. Salesman's salaries, draws, commissions and expenses were substantially lower than fiscal 2005 due to the decrease in sales volume of our products. Other selling and marketing expenses also decreased in fiscal 2006 as compared to 2005 . Accounting fees increased substantially in fiscal 2006 as compared to fiscal 2005 due to our status as a public company beginning in fiscal 2005. In addition amortization expense relating to loan costs incurred increased by approximately $190,000 in fiscal 2006. During 2005 we incurred one-time expenses approximating $379,000, which related to the successful completion of the reverse acquisition and payments to consultants.

Other Expenses (net). Other expenses (net) were $236,862 in fiscal 2006, a decrease of $84,807 from net expenses of $321,669 in fiscal 2005. Interest expense increased by approximately $75,000 in fiscal 2006 as compared to fiscal 2005 due to our increased debt financing. Interest expense for fiscal 2005 included $157,000 paid in our common stock in order to secure forbearance from a lender with respect to a demand loan, which we were unable to pay when it was called. In fiscal 2006 other expenses reflect a gain of $180,000 from the settlement with a former supplier.

Income Taxes: We have incurred substantial net losses from our inception and as a result, have not incurred any income tax liabilities. Our federal net operating loss carry forward is approximately $11,300,000, which we can use to reduce taxable earnings in the future. No income tax benefits were recognized in fiscal 2006 and 2005 as we have provided valuation reserves against the full amount of the future carry forward loss tax benefit. We will evaluate the reserve every reporting period and recognize the tax benefits when realization is reasonably assured.

Impact of Inflation

Inflation has not had a material effect on our results of operations.

Financial Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations and investing activities for the fiscal years 2005 and 2006. Net losses for fiscal 2005 and 2006 aggregated $8,718,715, but cash consumed from operating and investing activities in both years aggregated $5,154,918. In fiscal 2005 and to a lesser extent in fiscal 2006, we were able to reduce our cash requirements in large part from nonpayment of certain payroll and consulting fees owed to our management, our employees and certain other vendors and creditors. A portion of these liabilities, were satisfied by our issuing restricted shares of our common stock. We have funded our operations to date by bank borrowings, loans from shareholders and investors, some of which are convertible into our common stock, and the proceeds from the sale of our common stock. In order for us to continue and grow our business, we will need additional financing which may take the form of equity or debt. There can be no assurance we will be able to secure the financing we require, and if we are unable to secure the financing we need, we may be unable to continue our operations. .

We have significant amounts of debt and other outstanding obligations, some of which are outlined below.

(1) Between March 15 and May 9, 2005 we issued a series of senior convertible notes totaling $1,350,000, which resulted in net proceeds, after deductions for certain costs and fees, of $1,150,000. We also issued to the lenders, warrants to purchase 1,350,000 shares of our common stock exercisable for a five year period for $0.45 per share. The notes bear interest at 10% per annum, with principal and interest payable in full one year from the date of issuance of the respective note. The note holders have discretionary conversion rights to convert the outstanding balance into restricted shares of our common stock, at a per share price equal to the lower of (1) $0.45 per share or (2) the per share price of a subsequent debt or equity financing of at least six million dollars. Both the notes and warrants have certain antidilution features. In addition, the warrants have a cashless exercise option. Included in this financing was a $100,000 note and warrants to purchase 100,000 shares of our common stock issued to Greenwich Beverage Group, a company owned by Mr. Thomas Schwalm, one of our Directors. Amounts owed to these note holders are subordinate to amounts owed to secured creditors, and are stated to be senior to all other unsecured creditors. The notes are past due, but formal demand for payment has not been made. As of April 30, 2006, we owe $850,000 in principal and $93,808 in interest on these notes. In March, 2006, the largest holder of these notes elected to convert his $500,000 note plus accrued interest of $50,556 into 1,267,119 shares of our common stock.

(2) In October 2004, we modified secured borrowing agreements with Nexcomm International Beverages, LLC ("Nexcomm"), a company controlled by Ken Close a person who beneficially owns 13.6% of our outstanding common stock. On the modification date, we issued a note to Nexcomm of $155,975 (the "Nexcomm Note"), which represented unpaid principal and interest on that date on the original notes, which were issued during fiscal 2003 and 2004, each in the amount of $200,000 (an aggregate of $400,000) to evidence secured loans outstanding to NexComm on the date. The modified note was due on May 1, 2005, but was informally extended by Nexcomm with no stipulated repayment date. The note bears interest at 11%. The note is secured by the assets of the Company, subordinate to those secured interests of our new lender (see paragraph 12, of this subsection). As of April 30, 2006 the unpaid balance, including interest, aggregated $104,035.

(3) In October 2004, we modified unsecured borrowing agreements with Ken Close. On the modification date the Company issued two notes, to Mr. Close aggregating $396,727, which represented unpaid principal and interest on the original notes on that date, which were originally issued in fiscal 2004, aggregating $500,000 to evidence unsecured notes outstanding on the date. The notes bear interest at 10% per annum and required installment payments representing principal and interest at various dates through September 1, 2005. The notes were informally extended by Mr. Close with no stipulated repayment dates. As of April 30, 2005, we satisfied $100,000 of these notes by issuing 222,222 restricted shares of our common stock. As of April 30, 2006, the unpaid balance, including interest, on these notes aggregated $338,304.

(4) Between December 2005 and February 2006 we issued convertible notes aggregating $802,167 to evidence loans of $150,000 received from Ken Close, $552,167 from two unrelated third parties and $100,000 from Thomas Schwalm, a director of the Company. These demand notes bear interest at 12% per annum and require monthly interest payments only beginning January 1, 2006. The principal and unpaid accrued interest may be converted at any time into our common stock at $0.45 per share or pursuant to any private placement equal to or in excess of $5 million closed by the Company on or before December 31, 2006, at a price equal to twenty percent below the price at which we issue any such securities. These notes are secured on the same basis as the Nexcomm Note. In March 2006, the unrelated third parties converted the amounts owed under their notes aggregating $570,204, which included accrued interest of $18,037, into 1,267,119 shares of our common stock. At April 30, 2006, principal outstanding on these notes aggregated $250,000, $150,000 from Mr. Close and $100,000 from Mr. Schwalm, plus interest of $10,717 in the aggregate. In connection with these notes, we also issued warrants to purchase 445,646 shares of our common stock at an exercise price of $0.45 per share as follows: warrants for 83,333 shares to Mr. Close, warrants for 306,757 shares to the two unrelated third parties and warrants for 55,556 shares to Mr. Schwalm. The warrants are exercisable for a five year period from the date of the notes. The warrants include cashless exercise provisions and anti-dilution protection to the holders.

(5) In May 2004, the Company obtained a line of credit with a financial institution for aggregate borrowings of up to $200,000, with interest at 1.5% above the bank's prime rate. The credit line technically expired on August 1, 2005. However, the line was informally in effect, under the previous terms through May 2006 when it was formally extended through June 1, 2007. At the time of the May 2006 extension, the line was reduced to $175,000 and the interest rate adjusted to 4.50% above the bank's prime rate. The Company's chief financial officer, Fabio Berkowitz, has guaranteed the payment of our obligations under this line of credit.

(6) In July 2004, a member of our board of directors, Frederick Schulman, extended an unsecured credit facility to the Company in an amount of up to $291,000. The loan bears interest at 14% per annum without any specified repayment date. We incurred accrued interest on this loan of $48,072 in fiscal 2005 and $34, 011 in fiscal 2006. In order to provide the total borrowings made to us, Mr. Shulman personally borrowed $172,230 from third parties. These third parties subsequently demanded repayment from Mr. Shulman of an aggregate $157,500 and Mr. Shulman, in turn demanded that we repay him a like amount. Because we were unable to repay in cash, we issued 350,000 restricted shares of our common stock (valued at $0.45 per share) to the third parties, in consideration for Mr. Schulman's lenders for forbearance with respect to this debt. We repaid principal of $106,000 and interest in fiscal 2006 in connection with this loan. As of April 30, 2006, we owe $232,970, inclusive of interest, on this debt.

(7) On June 15, 2005, we borrowed $100,000 from one of our shareholders and issued a convertible promissory note which requires repayment of the principal by June 15, 2008. Interest accrues at 1% above the prime rate and is payable on a semi-annual basis. At the option of the holder, the unpaid principal portion of this note is convertible into our common stock at a conversion price equal to the greater of (1) 20% below the average daily closing price for each of the trading days during the ninety day period immediately preceding the date the shareholder provides notice to the Company the intent to convert, or (2) $1.50 per share. At April 30, 2006, interest of $10,172 is accrued on this note.

(8) On September 22, 2005 the Company borrowed $100,000 from an unrelated individual, which accrues interest at a rate of 6% per annum, and is payable along with unpaid principal on June 21, 2006. In July 2006 we issued the note holder 50,000 restricted shares of our common stock as consideration for extending the note to August 22, 2006. At April 30, 2006 interest accrued on this loan is $3,616.

(9) In August 2005, the Company borrowed $100,000 from a shareholder. Although this loan does not have written documentation the Company has an understanding with the lender that the loan would accrue interest at 12% per annum and would be repaid from the proceeds of the Company's next financing. At April 30, 2006 interest of $8,538 is accrued on this loan.

(10) We have an informal understanding with Mr. Shep Gordon pursuant to which he has the option of converting all or a portion of the consulting fees which we owe to him into shares of our Common Stock at a conversion price to be agreed upon. The consulting agreement which we entered into in December 2002 with Mr. Gordon provides for $600,000 in fees to Mr. Gordon payable in five fixed increments over a period of 78 months. As of April 30, 2006 the aggregate amount owed to Mr. Gordon was $99,996.

(11) In fiscal 2003 we entered into a consulting agreement with a company, Marvin Traub & Associates ("MTA"), owned 100% by Marvin Traub, a member of the Board of Directors. Under the agreement, MTA is being compensated at the rate of $100,000 per annum. In fiscal 2006, compensation to MTA aggregated $150,000 due to additional work performed. In January 2006, MTA converted unpaid consulting fees aggregating $403,329 into 896,296 shares of our restricted common stock. As of April 30, 2006, we were indebted to MTA in the amount of $24,999. This consulting agreement is still in force for fiscal 2007.

(12) In June 2006, we entered into a $10 million, three-year, asset based revolving credit facility with a financial institution to be used for working capital purposes. Under this line, we may borrow 85% of eligible accounts receivable and 30% of eligible inventory, as defined under the agreement. Interest on the line will accrue at 1.5% above the prime rate. The facility is secured by a first security interest in the assets of the Company. Also in June 2006, the Company entered into a purchase order financing facility with another financial institution. The amount we are able to borrow under these facilities will depend on our outstanding eligible accounts receivable, inventory and eligible purchase orders, respectively. On July 31, 2006, $122,220 and $97,000 was outstanding on our revolving credit and purchase order facilities, respectively.

(13) The Company and Trump Marks LLC executed a long-term license agreement as of November 2005 pursuant to which the Company has the right, on a worldwide basis to produce, market and sell superior quality vodka under the name "Trump Vodka". The license agreement provides for royalties which we anticipate will approximate 50% of the net profits generated from this product. The agreement also provides for certain minimum royalty payments, which if not paid, could result in termination of the license.

(14) In March and April 2006, we received proceeds of $1,959,999 in consideration for 3,266,665 restricted shares of our common stock at $.60 per share. As of July 31, 2006, 1,950,000 shares have been issued with the balance of the shares to be issued in the second quarter of our April 30, 2007 fiscal year. In addition, we received proceeds of $150,000 in consideration for 250,000 shares of our common stock which was placed by a broker dealer who is entitled to receive a commission of 8 % on amounts raised. The commission has not been paid to date.

(15) On June 16, 2006, we borrowed $50,000 from an investor which loan is repayable on July 7, 2006. Interest under this loan is payable in 36,364 shares of our common stock. This loan was not repaid on the due date.

(16) On July 27, 2006, the Company borrowed 153,111.80 from Ken Close, a significant shareholder of the Company, which is not documented and is payable on demand.

(17) On July 28, 2006, we borrowed an aggregate $300,000 from two entities which are affiliated with one another and issued convertible promissory notes in evidence thereof. These notes are payable on January 27, 2007, and are convertible into shares of our common stock at $0.50 per share. In lieu of interest, we issued to the lenders warrants to purchase an aggregate of 300,000 shares of our common stock for $0.50 per share. These warrants are currently exercisable for a five-year period.

(18) On August 3, 2006, we borrowed $400,000 from a lender and issued a convertible promissory note in like amount. This note is due and payable on February 2, 2007, bears interest at the rate of 10% per annum and is convertible into shares of our common stock at $0.60 per share. In connection with this loan, we issued to the lender 333,333 shares of our common stock and agreed to issue such additional shares as may be necessary to cause the value of the shares on the date of issue to equal not less than $200,000 on such date based on the average closing price of our common stock for the five trading days immediately preceding the date of issue.

We require additional working capital to continue operating as a going concern and to expand our business. We anticipate that increased sales revenues will help to some extent, but we will need to obtain funds from equity or debt offerings, and/or from a new or expanded credit facility. In the event we are not able to increase our working capital, we will not be able to achieve all or part of our plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business in fiscal 2007 will be materially adversely affected.

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

Item 7. Financial Statements

Financial Statements are listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

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

Item 8B. Other Information

In April 2006, we issued 897,398 shares of our common stock to MTA, an entity owned by Marvin Traub, a Director of the Company, in satisfaction of $403,329 of consulting fees owed to MTA.

Between December 2005 and February 2006 we issued convertible notes aggregating $802,167 to evidence loans of $150,000 received from Ken Close, $552,167 from two unrelated third parties, and $100,000 from Thomas Schwalm, a director of the Company. These demand notes bear interest at 12% per annum and require monthly interest payments only beginning January 1, 2006. The principal and unpaid accrued interest may be converted at any time into our common stock at $0.45 per share or pursuant to any private placement equal to or in excess of $5 million closed by the Company on or before December 31, 2006, at a price equal to twenty percent below the price at which we issue any such securities. These notes are secured on the same basis as the Nexcomm Note. In March 2006, the unrelated third parties converted the amounts owed under their notes aggregating $570,204, which included accrued interest of $18,037, into 1,267,119 shares of our common stock. At April 30, 2006, principal outstanding on these notes aggregated $250,000, $150,000 from Mr. Close and $100,000 from Mr. Schwalm, plus interest of $10,717 in the aggregate. In connection with these notes, we also issued warrants to purchase 445,646 shares of our common stock at an exercise price of $0.45 per share as follows: warrants for 83,333 shares to Mr. Close, warrants for 306,757 shares to the two unrelated parties and warrants for 55,556 shares to Mr. Schwalm. The warrants are exercisable for a five year period from the date of the notes. The warrants include cashless exercise provisions and anti-dilution protection to the holders.

During fiscal 2006 we issued 300,000 shares of our common stock to various consultants, vendors and other individuals who provided services to the Company, in satisfaction of an aggregate of $135,000 owed to them.

In March and April 2006, we received proceeds of $1,959,999 in consideration for 3,266,665 restricted shares of our common stock at $.60 per share. The shares are to be issued in the second quarter of our April 30, 2007 fiscal year. In addition, we received proceeds of $150,000 in consideration for 250,000 shares of our common stock which was placed by a broker dealer who is entitled to receive a commission of 8 % on amounts raised. The commission has not been paid to date.

On June 23, 2006, we issued 150,000 shares of our common stock to an investor for a purchase price $0.60 per share.

On July 28, 2006, we borrowed an aggregate $300,000 from two entities which are affiliated with one another and issued convertible promissory notes in evidence thereof. These notes are payable on January 27, 2007, and are convertible into shares of our common stock at $0.50 per share. In lieu of interest, we issued to the lenders warrants to purchase an aggregate of 300,000 shares of our common stock for $0.50 per share. These warrants are currently exercisable for a five-year period.

On June 16, 2006, we borrowed $50,000 from an investor which loan is repayable on July 7, 2006. Interest under this loan is payable in 36,364 shares of our common stock. This loan was not repaid on the due date.

On August 3, 2006, we borrowed $400,000 from a lender and issued a convertible promissory note in like amount. This note is due and payable on February 2, 2007, bears interest at the rate of 10% per annum and is convertible into shares of our common stock at $0.60 per share. In connection with this loan, we issued to the lender 333,333 shares of our common stock and agreed to issue such additional shares as may be necessary to cause the value of the shares on the date of issue to equal not less than $200,000 on such date based on the average closing price of our common stock for the five trading days immediately preceding the date of issue.

Between March 15 and May 9, 2005 we issued a series of senior convertible notes totaling $1,350,000, which resulted in net proceeds, after deductions for certain costs and fees, of $1,150,000. We also issued to the lenders, warrants to purchase 1,350,000 shares of our common stock exercisable for a five year period for $0.45 per share. The notes bear interest at 10% per annum, with principal and interest payable in full one year from the date of issuance of the respective note. The note holders have discretionary conversion rights to convert the outstanding balance into restricted shares of our common stock, at a per share price equal to the lower of (1) $0.45 per share or (2) the per share price of a subsequent debt or equity financing of at least six million dollars. Both the notes and warrants have certain antidilution features. In addition, the warrants have a cashless exercise option. Amounts owed to these note holders are subordinate to amounts owed to secured creditors, and are stated to be senior to all other unsecured creditors. The notes are past due, but formal demand for payment has not been made. As of April 30, 2005, we owe $850,000 in principal and $93,808 in interest on these notes. In March, 2006, the largest holder of these notes elected to convert his $500,000 note plus accrued interest of $50,556 into 1,267,119 shares of our common stock.

On September 22, 2005 the Company borrowed $100,000 from an unrelated individual, which accrues interest at a rate of 6% per annum, and is payable along with unpaid principal on June 21, 2006. In July 2006 we issued the note holder 50,000 restricted shares of our common stock as consideration for extending the note to August 22, 2006. At April 30, 2006 interest accrued on this loan is $3,616.

Item 9. Directors, Executive Officers and Control Persons; Compliance with
Section 16(a) of the Exchange Act

Name                Age         Positions and Offices
----                ---         ---------------------
J. Patrick Kenny     50   President  and Chief  Executive Officer

Bruce Klein          50   Chairman of the Board of Directors

Jason Lazo           40   Chief Operating Officer

Fabio Berkowicz      56   Chief Financial Officer

Marvin Traub         81   Member, Board of Directors

Thomas Schwalm       61   Member, Board of Directors

Fredrick Schulman    53   Member, Board of Directors

J. Patrick Kenny has served as the Chairman and Chief Executive Officer of DA since it was founded in September 2002, and has been our President and Chief Executive Officer, and a member of our Board of Directors, since March, 2005. He is a former Senior Vice President and General Manager of Joseph E. Seagram & Sons, for which he held a variety of senior management positions over 22 years, with increasing levels of responsibility in Seagram's wine, wine cooler, alcoholic and non-alcoholic beverage divisions.

Mr. Kenny managed Seagram's worldwide carbonated soft drink operations from 1992 through March 2000. He held the title of Senior Vice President and General Manager when he left Seagram in March 2000, prior to its sale to Vivendi Universal. In April, 2000, he co-founded Sweet16 Intermedia, Inc., a trademark licensing and media company which was sold to TEENTV Inc., a media company for chain retailers and mall properties. He has also acted as adviser to several Fortune 500 beverage marketing companies, and has participated in several beverage industry transactions. Prior to joining Seagram, Mr. Kenny was employed in a range of sales and sales management positions with Scott Paper Co. and then Coca Cola's Wine Spectrum. Mr. Kenny initially attended West Point (U.S. Military Academy), until an athletic injury required lengthy treatment. He later received a B.A. at Georgetown University, and an M.A. at St. Johns University in New York.

Bruce K. Klein has served as the Vice Chairman of the Board of DA since it was founded in September 2002 and has been our Chairman of the Board since March, 2005. Since February, 1999, he has served as the Managing Partner of Victory Partners LLC, a company created to fund private businesses in their early stages. In the last five years, Victory has funded six businesses in technology, vitamins and internet services areas, of which three have became public companies and three remain private. From 1992 to 1997, Mr. Klein was a registered representative of the Equitable companies, responsible for sales and services to high income clients, acting as investment advisor and estate planner to an exclusive client base. From 1986 to 1991, Mr. Klein served as President of Transatlantic Exports Corp., where his duties included purchasing and exporting of finished and contract goods throughout Europe and Africa. From 1980 through 1991, Mr. Klein owned several retail businesses in lumber, hardware home centers and decorating. He received a B.S. in Finance and an M.B.A in Marketing from Fairleigh Dickinson University.

Jason Lazo has served as our Chief Operating Officer since March, 2005 and the Chief Operating Officer of DA since May, 2003. From December, 1997 to May, 2003, he worked for Joseph E. Seagram & Sons as Director of Finance, during which he served in the Mixers Group of Seagram working with Mr. Kenny. From January, 1990 to December, 1997, Mr. Lazo worked at Kraft Foods as Manager of Business Analysis, with responsibility for the Capri Sun and Kool-Aid Koolburst, and Ready to Drink Country Time & Crystal Lite brands. He has also worked as a Kraft Foods Plant Controller, managing the start-up of Capri Sun and Lender's Bagels. He has worked in logistics and procurement for Kraft Foods central manufacturing organization and in corporate finance for Entenmann's Bakeries, Inc. He received a B.S. in Finance and an M.S. in Accounting from Long Island University.

Marvin Traub was an initial investor with Mr. Kenny in Maxmillian Partners, LLC. He joined our Board of Directors in March, 2005. From 1978 to 1991, he served as CEO and Chairman of Bloomingdales. His background is in marketing, retail, home furnishings and apparel. Mr. Traub serves as President of his own marketing and consulting firm, Marvin Traub Associates ("MTA") which he founded in 1992. MTA currently has clients in 14 countries and an outstanding team of 18 consultants, all former principals in the retail and consumer goods sectors. Prior to that, Mr. Traub served as Chairman of Financo Global Consulting, the consulting arm of Financo, Inc., where he was Senior Advisor.

Mr. Traub is the author of "Like No Other Store..." a combination autobiography and history of Bloomingdale's and American retailing. It was first published in 1993 by Random House and has since gone through three printings. Mr. Traub's consulting clients include American Express, Ralph Lauren, Jones New York, Saks Fifth Avenue, Federated Department Stores, Nautica Europe, Lanvin-France, Coin-Italy, Men's Health, Yue Sai Kan-China, Aishti-Lebonon, Quartier 206-Berlin, The Mercury Group-Moscow, Al Tayer Group-Dubai and AOL Time Warner Center at Columbus Circle in New York. In 2005, in partnership with Mohan Murjani, Mr. Traub created Murjani Traub India Ltd., a joint venture aimed at bringing global brands to India, with offices in New York and Mumbai.

Thomas H. Schwalm was an initial investor with Mr. Kenny in Maxmillian Partners. He joined our Board of Directors in March, 2005. He is a 25 year veteran of the beverage industry. In 1995, he co-founded the South Beach Beverage Company, known as SoBe beverage, which was acquired by PepsiCo, Inc. in 2001. From 1995 to January 2001, he served as managing member of SoBe Beverage. Mr. Schwalm's career includes various managerial positions with the Joseph Schlitz Brewing Company from 1968 to1982 and as Group Marketing Director for the Stroh Brewing Company from 1982 to1984, where he managed a $100 million marketing budget and introduced Stroh nationally in 1983. From 1985 to1992, he was Vice President of Sales and Marketing for Dribeck Importers, the US importer for Becks Beer. In 1992 Mr. Schwalm became President of Barton Beers, in Chicago. Barton Beers imported and marketed the Modelo brands - Corona, Corona Light, Pacifico, Negro Modelo and Modelo Especiale. Barton Beers also imported Tsingtao from China, Double Diamond from England, St. Pauli Girl from Germany, Peroni from Italy and Point Beer from the Steven Point Brewing Company. Since January, 2002, Mr. Schwalm has served as the Chief Executive Officer and President of the Thousand Islands Country Club, an exclusive golfing resort, and The Preserve, a luxury residential development, both located in upstate NY. Mr. Schwalm graduated in 1968 from the University of Wisconsin.

Fredrick Schulman served as the Chairman and President of Gourmet Group from September 2000 until March of 2005 and he has been a member of our Board of Directors since March, 2005. He has 25 years of experience in corporate and commercial finance, venture capital, leveraged buy outs, investment banking and corporate and commercial law. Mr. Schulman's career includes key positions with RAS Securities in New York from 1994 to1998 as General Counsel and Investment Banker, eventually becoming Executive Vice President and Director of Investment Banking. From 1999 to September, 2001, he was President of Morgan Kent Group, Inc., a venture capital firm based in New York and Austin, Texas. Since September, 2003, Mr. Schulman has served as Chairman of Skyline Multimedia Entertainment, Inc., and, since September, 2002, he has served as President and Director of East Coast Venture Capital, Inc., a specialized small business investment company and community development entity based in New York.

Fabio Berkowicz has served as our Chief Financial Officer since March, 2005, and as the Chief Financial Officer of DA since October 2004. He is a certified public accountant with over 35 years experience in public accounting. Prior to joining us, from October 1984 to August 2003, he was a senior partner of Edward Isaacs and its successor, McGladrey & Pullen, certified public accounting firms. For McGladrey & Pullen, Mr. Berkowicz was a managing partner of its New York City regional office. He was responsible for managing over 200 accountants and CPA professionals and overseeing accounting services for the full range of both firms' clients. In 2006, he has also performed consulting services for Rosen Seymour Shapss Martin & Company, LLP, a public accounting firm located in New York City, New York.

Mr. Close (a 10% shareholder) has recently received restricted shares of our common stock in satisfaction of compensation, consulting fees, loans or other amounts which were owed to them (see "Certain Relationships and Related Party Transactions" for additional details).

Audit Committee

Our Audit Committee currently consists of Fredrick Schulman as Chairman, and Marvin Traub. The Audit Committee will assist the Board in fulfilling its oversight responsibilities relating to the integrity of our financial statements, compliance with legal and regulatory requirements, the independent auditor's qualifications and independence, and the performance of the independent auditor. It is not the duty of the Audit Committee to plan or conduct audits, to prepare our financial statements or to determine that our financial statements and disclosures are complete and accurate and are in accordance with generally accepted accounting principles and applicable rules and regulations. These are the responsibilities of management and the independent auditor. In discharging its responsibilities, the Audit Committee expects to engage our independent auditors, approve the services performed by such auditors, review and evaluate our accounting principles and our system of accounting controls, and review with the auditors our quarterly unaudited and annual audited financial statements and the results of the reviews and audit thereof.

The Board has determined that all current members of the Audit Committee have the ability to read and understand fundamental financial statements. The Board has also determined that Fredrick Schulman qualifies as "Audit Committee financial expert" as defined under Item 410(h) of Regulation S-B of the Securities Exchange Act of 1934 (the "Exchange Act"). Mr. Schulman, in his capacity as Chairman and Chief Executive Officer of Gourmet Group for over four years, directly supervised the financial staff of the Company and coordinated the preparation of the Company's financial statements with its outside auditors. As a result of this relationship with Gourmet Group, Mr. Schulman may not be viewed as an independent director.

Compensation Committee

The Compensation Committee was recently formed and consists of Bruce Klein as Chairman, Fredrick Schulman and Thomas Schwalm. The Compensation Committee will assist the Board in fulfilling its oversight responsibilities relating to officer and director compensation, succession planning for senior management, development and retention of senior management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our Common Stock to file with the SEC reports of their holdings of, and transactions in, our Common Stock. Based solely upon our review of copies of such reports and representations from reporting persons that were provided to us, we believe that each of our executive officers and directors failed to file Forms 4 and 5 with respect to certain transactions that should have been reported by them on such Forms, including, for those who are officers of the Company, with respect to shares received in satisfaction of compensation earned by them or entities they control. The substance of these transactions have been disclosed by the Company in its Reports.

Code of Ethics

The Company has adopted a written code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer and any persons performing similar functions. The Company will provide a copy of its code of ethics to any person without charge upon written request addressed to 372 Danbury Road, Wilton, CT 06897.

Item 10. Executive Compensation.

Compensation of Executive Officers

The following table shows for fiscal years ended April 30, 2006 and 2005, respectively, certain compensation awarded or paid to, or earned by, the following persons (collectively, the "Named Executive Officers"): J. Patrick Kenny, our President and Chief Executive Officer; Bruce Klein, our Chairman of the Board; Jason Lazo, our Chief Operating Officer.

Other than the Named Executive Officers, none of our executive officers earned more than $100,000 in salary and bonus for the 2006 or 2005 fiscal years. We did not grant stock options to them during the periods indicated but did issue restricted stock to them in partial satisfaction of the salary indicated below.

                           SUMMARY COMPENSATION TABLE

                                                 Annual
                                             Compensation              Other
Name and Principal Position    Fiscal Year      Salary      Bonus   Compensation
---------------------------    -----------   ------------   -----   ------------

J. Patrick Kenny                  2006         $243,500       --       $26,647
Chief Executive Officer (1)       2005          257,662       --        27,512
                                  2004          240,000       --        21,509

Bruce Klein Chairman  of the      2006          120,000       --            --
Board (2)                         2005          240,000       --            --
                                  2004          240,000       --            --

Jason Lazo                        2006          150,000       --            --
Chief Operating Officer (3)       2005          141,428       --            --
                                  2004          125,000       --            --

Frederick Schulman                2006               --       --            --
Former President Gourmet          2005               --       --            --
Group, Inc.                       2004               --       --            --

(1) Of the $257,662 and $240,000 of salary earned by Mr. Kenny (or his consulting company) in fiscal 2005 and 2004 , respectively $18,735 (2005) and $8,500 (2004) was payable to Westridge Partners, LLC, a consulting company wholly-owned by Mr. Kenny. Other compensation of $26,647 in fiscal 2006, $27,512 in fiscal 2005 and $21,509 in fiscal 2004 represents payments of personal major medical and life insurance premiums. We currently have no corporate sponsored employee benefit plans. $388,108 of the total salary earned in fiscal 2005 and 2004 was satisfied through the issuance of 862,462 restricted shares of our common stock.

(2) The salary shown as earned by Mr. Klein in each of the fiscal years 2006, 2005 and 2004 was payable to Victory Partners, LLC, a consulting firm controlled by Mr. Klein, as payment for services rendered by Mr. Klein through such entity. All of the compensation in fiscal 2005 and 2004 was satisfied through the issuance of 1,066,667 restricted shares of our common stock.

(3) $157,249 of the salary in fiscal 2005 and 2004 was payable to Lazo, LLC, a consulting firm controlled by Mr. Lazo as payment for services rendered by Mr. Lazo through such entity. This amount was satisfied through the issuance of 349,443 restricted shares of our common stock.

Incentive Plans

We have not adopted any stock option plans and any incentive plans previously adopted by Gourmet Group have been canceled.

Option Grants in Last Fiscal Year

We did not grant to the Named Executive Officers options to purchase shares in fiscal 2006.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

None of our officers held options to purchase shares of our common stock during fiscal 2006

We have not compensated our Board members for their participation on the Board and do not have any standard or other arrangements for compensating them for such service. However, we have made payments for other reasons, as described in this "Executive Compensation" section and in the "Certain Relationships and Related Transactions" section of this Report.

Employment Agreements

We have not entered into any employment agreements with our executive officers or other employees to date. We may enter into employment agreements with them in the future.

Director Compensation

Directors do not receive cash compensation for their services to us as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners, Directors and Executive Officers and Related Shareholder Matters

The following table shows the number of shares of common stock beneficially owned as of July 31, 2006 by each director, the executive officers as detailed in the executive compensation table, all directors and executive officers as a group and other significant shareholders.

                                  Number of Shares
                                  of Common Stock        Percentage of
         Name                    Beneficially Owned   Outstanding Shares
         ----                    ------------------   ------------------
J. Patrick Kenny
30 Old Wagon Road
Wilton, CT 06877                   14,484,081 (1)            23.0%

Bruce Klein
123 Elbert Street
Ramsey, NJ 07446                   11,219,689 (2)            17.8%

Kenneth Close
59 Old Post Road
Westport, CT 06490                  8,628,465 (3)            13.6%

Thomas Schwalm
5983 SE Morning Dove Way
Hobe Sound, FL 33455                3,174,207 (4)             5.0%

Fabio Berkowicz
8 Amagansett Drive
Morganville, NJ 07751               1,681,270 (5)             2.7%

Jason Lazo
144 Wire Mill Rd.
Stamford, CT 06903                    627,359 (6)             1.0%

Marvin Traub
535 Fifth Avenue
New York, NY 10022                  1,157,246 (7)             1.8%

Fredrick Schulman
241 Fifth Ave, Suite 302
New York, NY 10016                  1,133,370 (8)             1.8%

All Directors and Officers
as a group (7 persons)             33,477,222                52.7%


(1) Includes 10,000,000 and 2,000,000 shares owned by Kenny LLC I and Kenny LLC II, respectively, entities controlled by Mr. Kenny. Does not include 250,000 shares owned by Mr. Kenny's son and 191,263 shares owned by Mr. Kenny's brother, as to which shares Mr. Kenny disclaims beneficial ownership.

(2) Includes 8,900,000 shares owned by Peter Christian and Associates, LLC, of which Mr. Klein is the manager, 1,264,133 shares owned by Victory Partners, LLC, a firm controlled by Mr. Klein, 55,556 shares owned by Vigilant Investors, of which Mr. Klein is a partner, and 550,000 and 450,000 shares owned by the wife and sons of Mr. Klein respectively. Mr. Klein disclaims beneficial ownership of the shares owned by his wife and his son.

(3) Includes 6,279,957 shares owned by Nexcomm International Beverage, LLC, of which Mr. Close is the manager and warrants to purchase 83,333 shares, including 41,666 warrants owned through Mr. Close's personal IRA. Also includes 346,558 shares (174,947 through Mr. Close's IRA) issuable under a convertible promissory note based on a conversion price of $0.45 per share, which conversion price may be adjusted as provided in the note.

(4) Includes 2,482,533 shares are owned by Greenwich Beverage Group, LLC ("Greenwich"), of which Mr. Schwalm is the manager and warrants to purchase 155,556 shares, including 100,000 warrants owned by Greenwich. Also includes 455,038 shares (of which 222,222 are owned by Greenwich) issuable under two convertible promissory notes based on a purchase price of $0.45 per share, which conversion price may be adjusted as provided in the notes.

(5) All shares are owned by MFADS, LLC of which Mr. Berkowicz is the manager.

(6) All shares are owned by Lazo, LLC, an entity controlled by Mr. Lazo.

(7) Does not include 22,222 shares owned by Mr. Traub's son, as to which shares Mr. Traub disclaims beneficial ownership.

(8) Includes 219,970 shares owned by Mr. Schulman's wife, Lois Shapiro, as to which shares Mr. Schulman disclaims beneficial ownership. Does not include 690,000 shares owned by JGS Supermarket Management Corp., an entity owned and controlled by Mr. Schulman's sister, as to which Mr. Schulman disclaims beneficial ownership.

Item 12. Certain Relationships and Related Transactions.

Between July 2004 and December 2004 Fredrick Schulman, one of our directors (who was then Gourmet Group's president and chairman) extended a payable on demand unsecured credit facility to the Company in an amount of up to $291,000. Mr. Schulman borrowed $172,230 of this amount from third parties and in turn lent this amount to us. The remaining $118,700 was from Mr. Schulman's own funds. All but one of the third parties from whom Mr. Schulman borrowed these funds, comprising $157,500, in the aggregate, demanded repayment from him in December 2004, and Mr. Schulman soon thereafter demanded that we repay him a like amount. Since we were unable to do so we issued 350,000 restricted shares of our common stock (which we valued at $0.45 per share), which shares were delivered in 2005 to the third parties who demanded repayment of their investment of $157,500, in consideration for their forbearance with respect to this debt.

In April 2005 in connection with a $1,350,000 private placement of senior convertible promissory notes, Greenwich Beverage Group, LLC ("Greenwich"), a company owned by Thomas Schwalm, loaned us $100,000 and we issued to Greenwich a note in like amount. Interest accrued on this note aggregated $410 and $10,556 as of April 30, 2005 and 2006, respectively. During fiscal 2005 and 2006 no principal or interest has been paid. In connection with the note, Greenwich received warrants to purchase 100,000 shares of our common stock at $0.45 per share.

In fiscal 2003 we entered into a consulting agreement with a company, Marvin Traub & Associates ("MTA"), owned 100% by Marvin Traub, a member of the Board of Directors. Under the agreement, MTA is being compensated at the rate of $100,000 per annum. In fiscal 2006, compensation to MTA aggregated $150,000 due to additional work performed. In January 2006, MTA converted unpaid consulting fees aggregating $403,329 into 896,296 shares of our restricted common stock. As of April 30, 2006, we were indebted to MTA in the amount of $24,999. This consulting agreement is still in force for fiscal 2007.

During fiscal 2005 and 2006, we modified the two borrowing agreements with one of our shareholders, Ken Close, and his affiliate Nexcomm, with respect to borrowings in the original aggregate amount of $1,021,000. See "Discussion and Management's Analysis of Financial and Results of Operations, Financial Liquidity and Capital Resources" in this Report for additional details. One of the borrowing facilities is secured, the other unsecured. During 2006 we paid Mr. Close and Nexcomm, in cash, an aggregate of $128,404 in principal and interest of $19,428, respectively, in connection with these loans. During Fiscal 2005 we issued him 222,000 shares of our common stock in satisfaction of $100,000 of this debt.

We also issued secured convertible promissory notes to Mr. Close in the amount of $150,000 , evidencing loans made to us in fiscal year 2006. Mr. Thomas Schwalm also participated in the lending facility by lending us $100,000 and was issued a secured convertible promissory note to evidence such debt. Each lender was also issued warrants to purchase our common stock in consideration for these loans. See "Discussion and Management's Analysis of Financial and Results of Operations, Financial Liquidity and Capital Resources" in this Report for additional details. During fiscal 2006, the interest accrued on the loans made by Mr. Close and Mr. Schwalm was $5,950 and $4,767, respectively; no payments have been made to them in connection with this debt.

On July 27, 2006, the Company borrowed 153,111.80 from Mr. Close, which is not documented and is payable on demand.

Westridge Partners, LLC, a consulting company wholly-owned by Mr.Kenny, earned consulting fees from us in the amount of $18,735 in fiscal 2005 for services provided to us by Mr. Kenny through such entity. In addition, unpaid compensation of $388,108 owed to Mr. Kenny directly was satisfied in fiscal 2005 by issuing and delivering 862,462 restricted shares of our common stock. As of April 30, 2006, we owe an aggregate of $49,105 to Mr. Kenny and Westridge Partners.

Victory Partners, LLC ("Victory"), an entity wholly-owned by Bruce Klein, our Chairman of the Board earned $240,000 and $120,000 of consulting fees in fiscal years 2005 and 2006, respectively. These fees were earned by Victory for the services provided to us by Mr.Klein through Victory. In fiscal 2005 we satisfied consulting fee obligations totaling $568,860 (including $480,000 of the fees earned in fiscal 2005 by issuing and delivering 1,264,133 restricted shares of our common stock. As of April 30, 2006, we owe an aggregate of $109,300 to Mr. Klein and Victory partners.

In May 2004 we entered into an unsecured $200,000 bank credit facility with interest at 1.5% above the prime rate, and as of April 30, 2006 we owed the bank $200,000. Fabio Berkowicz, our Chief Financial Officer, has personally guaranteed our obligation to the bank. In addition we incurred fees to a consulting firm controlled by Mr. Berkowicz totaling $80,666 in fiscal 2005 for the services rendered to us by Mr. Berkowicz through this entity. In fiscal 2005, we satisfied consulting fee obligations totaling $71,666 by issuing 159,258 restricted shares of our common stock. As of April 30, 2006 we are obligated to this entity for fees totaling $34,000.

In fiscal 2005 we satisfied $157,249 of compensation owed to Lazo, LLC, an entity controlled by Jason Lazo, our chief operating officer by issuing 349,443 restricted shares of our common stock. The compensation was earned for services provided to us by Mr. Lazo. As of April 30, 2006 we owe an aggregate of $87,710 to Mr. Lazo and Lazo, LLC.

In fiscal 2004, Vigilant Investors, a company in which Mr. Klein is a partner and has investment authority, loaned the Company $25,000. We repaid this loan as of April 30, 2005.

We incurred licensing royalty expenses of approximately $132,000 and $73,000 in fiscal 2005 and 2006, respectively, to Old Whiskey River Distilling Company, LLC and Y Sake, LLC in which we own 25 percent membership interests.

Item 13. Exhibits.

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

3.1        Certificate of Incorporation of Drinks Americas Holdings, Ltd.

3.2        By-Laws of Drinks Americas Holdings, Ltd.

4.1 Form of 10% Convertible Promissory Note issued by Gourmet Group, Inc., including Registration Rights provisions.

4.2*** Form of 10% Senior Convertible Promissory Note, dated March 2005, issued by Drinks Americas Holdings, Ltd. issued by Drinks Americas Holdings, Ltd. to investors in its Bridge Notes financing.

4.3*** Form of Stock Purchase Warrant, dated March 2005, issued by Drinks Americas Holdings, Ltd to investors in its Bridge Note financing.

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

10.27 Security Agreement, dated July 28, 2003, by and between Maxmillian Partners LLC and Kenneth H. Close.

10.28 Security Agreement, dated July 28, 2003, by and between Drinks Americas, Inc. and Kenneth H. Close.

10.29 Guaranty Agreement, dated July 28, 2003, between Maxmillian Mixers LLC and Kenneth H. Close.

10.30 Promissory Note, dated October 15, 2004, in the amount of $155,975 from Drinks Americas, Inc. to Nexcomm International Beverages, LLC.

10.31 Note, dated October 15, 2004, in the amount of $352,167 from Drinks Americas, Inc. to Kenneth H. Close.

10.32 Promissory Note, dated October 15, 2004, in the amount of $44,560 from Drinks Americas, Inc. to Kenneth H. Close.

10.33 Security Agreement, dated October 15, 2004, by and between Drinks Americas, Inc. and Nexcomm International Beverages, LLC.

10.34*** Form of Registration Rights Agreement between Drinks Americas Holdings, Ltd and the investors in its Bridge Notes financing.

10.35* Amended and Restated Promissory Note, dated December 26, 2005, by and between Drinks Americas Holdings, Ltd. and Kenneth H. Close for $776,167.

10.36* Asset Purchase Agreement, dated as of October, 2005, by and between Drinks Americas Holdings, ltd. and Rheingold Brewing Company, Inc.

10.37* Loan Agreement, dated June 1, 2006, by and between D.T. Drinks, LLC and Production Finance International, LLC.

10.38* Loan and Security Agreement, dated June 1, 2006, by and between Drinks Americas, Inc., Drinks Global Imports, LLC, D.T. Drinks, LLC and Business Alliance Capital Company.

14.0*      Code of Ethics

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

Numbers with (*) are filed herewith. Numbers with (**) have been incorporated by reference to our Form 10-KSB filed on August 15, 2005. Numbers with (***) have been incorporated by reference to our Form 8-K filed on March 25, 2005. All other exhibits have been incorporated by reference to our Form 8-K filed on March 9, 2005.

Item 14. Principal Accountants' Fees and Services

We engaged Bernstein & Pinchuk, LLP as our principal accountants to perform the audit of our financial statements for the year ended April 30, 2006. During the years ended April 30, 2006 and April 30, 2005, we incurred total fees payable to our accountants totaling $102,000 and $60,000 related to the audit of the Company for the years ended April 30, 2006 and April 30, 2006, respectively, including fees related to quarterly reviews during each such fiscal year.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2005.

                                                Drinks Americas Holdings, Ltd.


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

Signature                               Capacities                   Date
---------                               ----------                   ----


/s/ J. Patrick Kenny        Chief Executive Officer, Director   August 11, 2006
--------------------------
J. Patrick Kenny


/s/ Fabio Berkowicz              Chief Financial Officer        August 11, 2006
--------------------------
Fabio Berkowicz


/s/ Jason Lazo                   Chief Operating Officer        August 11, 2006
--------------------------
Jason Lazo


/s/ Bruce Klein                   Chairman of the Board         August 11, 2006
--------------------------
Bruce Klein


/s/ Frederick Schulman                   Director               August 11, 2006
--------------------------
Frederick Schulman


/s/ Marvin Traub                         Director               August 11, 2006
--------------------------
Marvin Traub


/s/ Thomas Schwalm                       Director               August 11, 2006
--------------------------
Thomas Schwalm

                  DRINKS AMERICAS HOLDINGS, LTD. AND AFFILIATES

                              FINANCIAL STATEMENTS

                       Years Ended April 30, 2006 and 2005

                                       AND
                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

                                                                            Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                        1

FINANCIAL STATEMENTS

  Consolidated Balance Sheet                                                   2

  Consolidated Statements of Operations                                        3

  Consolidated Statements of Changes in the Shareholders' Deficiency           4

  Consolidated Statements of Cash Flows                                      5-6

  Notes to Consolidated Financial Statements                                7-21

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Drinks Americas Holdings, Ltd.:

We have audited the accompanying consolidated balance sheet of Drinks Americas Holdings, Ltd. and affiliates (the "Company") as of April 30, 2006, and the related consolidated statements of operations, changes in shareholders' deficiency, and cash flows for the years ended April 30, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2006 and the results of its operations and its cash flows for the years ended April 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred significant losses from operations since its inception and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Bernstein & Pinchuk LLP

New York, New York
August 10, 2006

DRINKS AMERICAS HOLDINGS, LTD AND AFFILIATE
CONSOLIDATED BALANCE SHEET AS OF APRIL 30, 2006

Assets
Current assets:
  Cash and equivalents                                             $    397,766
  Accounts receivable, net of allowance of $20,000                      292,344
  Due from factor                                                        37,592
  Inventories                                                           624,216
  Other current assets                                                  132,335
                                                                   ------------
      Total current assets                                            1,484,253
Property and equipment, at cost less accumulated
  depreciation and amortization                                          57,051
Investment in equity investees                                           50,024
Intangible assets, net                                                  999,217
Other assets                                                             24,994
                                                                   ------------
                                                                   $  2,615,539
                                                                   ============

Liabilities and Shareholders' Deficiency
Current liabilities:
  Current maturities of long-term debt                             $  2,357,576
  Accounts payable                                                    2,422,255
  Accrued expenses                                                    1,450,053
  Amounts received for shares to be issued                              789,999
                                                                   ------------
      Total current liabilities                                       7,019,883
Long-term debt, less current maturities                                 100,000
Commitments and Subsequent Events                                            --
Shareholders' deficiency:
  Preferred stock, $0.001 par value; 1,000,000
   shares authorized; none issued
  Common stock, $0.001 par value; 100,000,000
   authorized; issued and outstanding 62,707,453
   shares                                                                62,707
  Additional paid,-in capital                                        10,838,165
  Accumulated deficit                                               (15,405,216)
                                                                   ------------
                                                                     (4,504,344)
                                                                   ------------
                                                                   $  2,615,539
                                                                   ============

--------------------------------------------------------------------------------

See notes to consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD AND AFFILIATE
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED APRIL 30, 2006 AND 2005
--------------------------------------------------------------------------------

                                                  2006            2005
                                               -----------    -----------
Net sales                                      $ 1,607,606    $ 2,071,566

Cost of sales                                    1,154,834      1,556,193
                                               -----------    -----------

      Gross margin                                 452,772        515,373

Selling, general and administrative expenses     4,606,927      4,521,402
                                               -----------    -----------

      Loss before other (expense) income
        and income tax expense                  (4,154,155)    (4,006,029)
                                               -----------    -----------

Other (expense) income:
  Interest expense                                (435,243)      (361,769)
  Other income                                     198,381         40,100
                                               -----------    -----------

                                                  (236,862)      (321,669)
                                               -----------    -----------

      Loss before income tax expense            (4,391,017)    (4,327,698)

Income tax expense                                      --             --
                                               -----------    -----------

Net loss                                       $(4,391,017)   $(4,327,698)
                                               ===========    ===========
      Net loss per share (Basic and Diluted)   $      0.08    $      0.10
                                               ===========    ===========

-------------------------------------------------------------------------------

See notes to consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD AND AFFILIATE
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
YEARS ENDED APRIL 30, 2006 AND 2005
--------------------------------------------------------------------------------

                                                                   Additional
                                                                     Paid-in       Accumulated
                                         Shares        Amount        Capital         Deficit
                                     ------------   ------------   ------------    ------------
Balance, May 1, 2004                   43,195,291   $     43,196   $  4,434,170    $ (6,686,501)

Issuance of shares for services         1,968,501          1,968           (768)             --

Issuance of shares to shareholders
  of legal acquirer                     4,058,794          4,059         (4,059)             --

Issuance of shares in settlement
  of accrued compensation,
  expenses and notes and loans
  payable                               5,624,397          5,624      2,525,355              --

Net loss for the year                          --             --             --      (4,327,698)
                                     ------------   ------------   ------------    ------------

Balance, April 30, 2005                54,846,983         54,847      6,954,698     (11,014,199)

Issuance of shares for cash             2,050,000          2,050      1,167,948

Issuance of shares for services         1,096,296          1,096        492,233              --

Issuance of shares to shareholders
  of acquired company                     724,638            724         86,225              --

Issuance of shares in settlement
  of notes and loans payable            3,989,536          3,990      2,137,061              --

Net loss for the year                          --             --             --      (4,391,017)
                                     ------------   ------------   ------------    ------------

Balance, April 30, 2006                62,707,453   $     62,707   $ 10,838,165    $(15,405,216)
                                     ============   ============   ============    ============

--------------------------------------------------------------------------------

See notes to consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD AND AFFILIATE
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 2006 AND 2005
--------------------------------------------------------------------------------

                                                         2006          2005
                                                     -----------    -----------
Cash flows from operating activities:
  Net loss                                           $(4,391,017)   $(4,327,698)
  Adjustments to reconcile net loss to net cash
used in
   operating activities:
   Deprecation and amortization                          330,661        140,956
   Earnings in equity method investees                        --        (40,042)
   Stock issued for services of vendors, employees,
directors                                                493,329      1,195,380
   Allowance for uncollectible accounts                   64,878         30,000
   Changes in operating assets and liabilities:
    Accounts receivable                                 (252,285)        (7,654)
    Due from factor                                       (9,435)         5,976
    Inventories                                           14,618        123,943
    Other current assets                                  13,698        (73,149)
    Other assets                                          50,499             --
    Accounts payable                                     228,010        213,429
    Accrued expenses                                     621,753        450,381
                                                     -----------    -----------

      Net cash used in operating activities           (2,835,291)    (2,288,478)
                                                     -----------    -----------

Cash flows from investing activities:
  Acquisition of property and equipment                       --        (31,149)
                                                     -----------    -----------

      Net cash used in investing activities                   --        (31,149)
                                                     -----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock issued
   and to be issued                                    1,959,999      2,924,602
  Proceeds from issuance of debt                       1,195,648             --
  Repayment of debt                                     (154,168)      (222,584)
  Payments for loan costs                                     --       (254,581)
                                                     -----------    -----------

      Net cash provided by financing activities        3,001,479      2,447,437
                                                     -----------    -----------

      Net increase in cash and equivalents               166,188        127,810

Cash and equivalents - beginning                         231,578        103,768
                                                     -----------    -----------

Cash and equivalents - ending                        $   397,766    $   231,578
                                                     ===========    ===========

--------------------------------------------------------------------------------

(Continued)

DRINKS AMERICAS HOLDINGS, LTD AND AFFILIATE
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 2006 AND 2005
--------------------------------------------------------------------------------

                                                          2006         2005
                                                       ----------   ----------

Supplemental disclosures of noncash investing
  and financing activities:
   Sale of product in exchange for prepaid expense
     (trade credits)                                   $       --   $  114,729
                                                       ----------   ----------

   Liabilities converted into shares of common stock   $2,141,051   $1,390,799
                                                       ----------   ----------

   Asset acquisition financed by:
     Long-term debt                                    $  219,550   $       --
                                                       ----------   ----------

     Short-term liabilities assumed                    $  141,993   $       --
                                                       ----------   ----------

     Common stock issued                               $   86,948   $       --
                                                       ----------   ----------


Supplemental disclosures of cash flow information:
   Interest paid                                       $  171,981   $   97,642
                                                       ----------   ----------

   Income taxes paid                                   $       --   $       --
                                                       ----------   ----------

--------------------------------------------------------------------------------

See notes to consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD AND AFFILIATE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and
     Nature of Business

On March 9, 2005 the shareholders of Drinks Americas, Inc. ("Drinks") a company engaged in the business of importing and distributing unique, premium alcoholic and non-alcoholic beverages associated with icon entertainers, sports figures, celebrities and destinations, to beverage wholesalers throughout the United States, acquired control of Drinks Americas Holdings, Ltd. ("Holdings"). Holdings was incorporated in the state of Delaware on February 14, 2005. On March 9, 2005 Holdings merged with Gourmet Group, Inc. ("Gourmet"), a publicly traded Nevada corporation, which resulted in Gourmet shareholders acquiring 1 share of Holdings' common stock in exchange for 10 shares of Gourmet's common stock. Both Holdings and Gourmet were considered "shell" corporations, as Gourmet had no operating business on the date of the share exchange, or for the previous three years. Pursuant to the June 9, 2004 Agreement and Plan of Share Exchange among Gourmet, Drinks and the Drinks' shareholders, Holdings, with approximately 4,058,000 of outstanding common stock, issued approximately 45,164,000 of additional shares of its common stock on March 9, 2005 (the "Acquisition Date") to the common shareholders of Drinks and to the members of its affiliate, Maxmillian Mixers, LLC ("Mixers"), in exchange for all of the outstanding Drinks' common shares and Mixers' membership units, respectively. As a result Maxmillian Partners, LLC ("Partners") a holding company which owned 99% of Drinks' outstanding common stock and approximately 55% of Mixers' outstanding membership units, became Holdings' controlling shareholder with approximately 87% of Holdings' outstanding common stock. For financial accounting purposes this business combination has been treated as a reverse acquisition, or a recapitalization of Partners' subsidiaries (Drinks and Mixers).

Partners, which was organized as a Delaware limited liability company on January 1, 2002 and incorporated Drinks in Delaware on September 24, 2002, subsequent to March 9, 2005 transferred all of its Holdings shares to its members as part of a plan of liquidation.

On March 11, 2005 Holdings and an individual organized Drinks Global, LLC ("DGI"). Holdings owned 90% of the membership units and the individual, who is the president of DGI owned 10%. DGI's operating agreement does not require either member to contribute cash for the membership units; however, Holdings has paid the start-up expenses of DGI, which were not considered material. DGI's business is to import wines from various parts of the world and sell them to distributors throughout the United States. In May 2006 Holdings organized D.T. Drinks, LLC ("DT Drinks") a New York limited liability company for the purpose of selling certain alcoholic beverages.

The accompanying consolidated results of operations, changes in shareholders' deficiency and cash flows for the period May 1, 2004 to March 8, 2005 are those of Partners and its majority-owned subsidiaries, Drinks (with its inactive foreign subsidiaries, Bebedes de C.A. and Cohete, S.A.) and Mixers (collectively, the "Company" prior to March 9, 2005). The consolidated balance sheet as of April 30, 2006 and results of operations from March 9, 2005 to April 30, 2005 and May 1, 2005 to April 30, 2006 reflect Holdings its majority-owned subsidiaries and Partners (collectively, the "Company" subsequent to March 9, 2005). All intercompany transactions and balances in these financial statements have been eliminated in consolidation. The amount of common and preferred shares authorized, issued and outstanding as of April 30, 2006, are those of Holdings. Common shares issued at the Acquisition Date represent the number of outstanding shares of Holdings before the share exchange with Partners. Operating results of Drinks and its predecessor Gourmet for periods prior to the date of the reverse acquisition are not material.

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. The Company has a shareholders' deficit of $15,405,216 as of April 30, 2006, and has incurred significant operating losses and negative cash flows from operations since inception. These factors indicate the Company may not be able to continue as a going concern. Management anticipates cash flows from the proceeds of additional debt and equity offerings in fiscal 2007. Management also plans to introduce new products and to greatly expand the marketing efforts of all of its products to increase volume and reduce operating losses in fiscal 2007. There can be no assurance, however that management's plans will enable the Company to attain profitable operations or generate sufficient cash flows from operations and financing activities necessary to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.


2.   Summary of Significant
     Accounting Policies

Revenue Recognition

The Company recognizes revenues when title passes to the customer, which is generally when products are shipped.

Cash and Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company from time to time maintains balances in depository accounts in excess of FDIC insured limits. The Company has not experienced any credit losses nor anticipates any future losses in such accounts. At April 30, 2006 amounts exceeding FDIC insured limits aggregated $273,432.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of furniture and equipment, and amortization of leasehold improvements is provided on the straight-line method over the term of the related lease.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No.
144), Accounting for the Impairment or Disposal of Long-lived Assets, we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. The Company's policy is to record an impairment loss at each balance sheet date when it is determined that the carrying amount may not be recoverable. Recoverability of these assets is based on undiscounted future cash flows of the related asset. At April 30, 2006 no long-lived assets were deemed to be impaired.

Income Taxes

As of April 30, 2006 Holdings and Drinks are C Corporations under the provisions of the Internal Revenue Code (the "Code") and applicable state statutes. Deferred taxes are provided based on the tax effects of certain temporary differences between the valuation of assets and liabilities for financial statement and income tax purposes. Deferred tax balances are adjusted to reflect tax rates, based on current tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Valuation allowances are established as necessary to reduce deferred tax assets to amounts more likely than not to be realized. Partners, Mixers, and DGI are limited liability companies, taxed as partnerships with no income tax liabilities under the provisions of the Code and applicable state statutes.

Deferred Charges and Intangible Assets

The costs of intangible assets with determinable useful lives are amortized over the respectful useful life on the straight-line method. The costs of trademarks and product distribution rights are amortized over their related useful lives of between 15 to 40 years.

Deferred financing costs are amortized ratably over the life of he related debt. If debt is retired early, the related unamortized deferred financing costs are written off in the period debt is retired.

Investments

The investments of the Company in 25% ownership interests of Old Whiskey River Distilling, LLC and Y Sake, LLC are accounted for under the equity method of accounting.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $19,100 and $15,700 for the years ended April 30, 2006 and 2005, respectively.

Shipping and Delivery

The Company includes shipping and delivery costs in selling, general and administrative expenses. Shipping and delivery costs were approximately $101,000 and $16,700 for the years ended April 30, 2006 and 2005, respectively.

Repairs and Maintenance

The Company charges the cost of repairs and maintenance, including the cost of replacing minor items not constituting substantial betterment, to selling, general and administrative expenses as these costs are incurred.

Earnings Per Share

The Company computes earnings per share under the provisions of SFAS No. 128, Earnings per Share, whereby basic earnings per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased to assume exercise of potentially dilutive and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the years ended April 30, 2006 and 2005, the diluted earnings per share amounts equal basic earnings per share because the Company had net losses and the impact of the assumed exercise of contingently issuable shares would have been anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, trade receivables, accounts payable, current maturities of long-term debt, and notes and loans payable approximate fair values as of April 30, 2006 because of the short term maturities of those instruments.

Recent Accounting Pronouncements

In December 2004, SFAS No. 123R, "Share-Based Payment," a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. SFAS No. 123R replaces existing requirements of SFAS No. 123 and APB Opinion No. 25 "Accounting for Stock-Based Compensation," and requires public companies to recognize the cost of employee services received in exchange for equity instruments, with limited exceptions. SFAS No. 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. SFAS No. 123R is effective for interim periods beginning after June 15, 2005. The Company is currently evaluating the effect that SFAS No. 123R will have on its financial position and results of operations, but does not believe that the adoption of SFAS No. 123R will have a material impact on its financial position and results of operations.

In May 2005 FASB issued Statement No. 154 "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." In February 2006 the Financial Accounting Standards Board ("FASB") issued Statement No. 155 "Accounting for Certain Hybrid Financial Instruments" which amends FASB Statement Nos. 133 and 140. Neither of these two pronouncements had an effect on the Company's consolidated financial statements.

3.   Acquisition

On October 27, 2005, the Company acquired certain assets of Rheingold Beer ("Rheingold") and assumed certain obligations from Rheingold Brewing Company, Inc. ("RBCI"). The purpose of the acquisition was for diversification of the Company's products and expansion of its distribution base. Holdings issued 724,638 shares of restricted common stock with a fair value of approximately $86,900 to RBCI and assumed approximately $142,000 of their liabilities and are contractually obligated to RBCI to issue an additional $500,000 payable in restricted shares, with a value of $350,000, of Holdings' common stock and $150,000 cash (with a present value of $136,000 at April 30, 2006), accruing no interest. The value of the common stock payable shall be based on the 60 calendar day trading price of Holdings' stock prior to October 27, 2006. As of April 30, 2006 the fair value of such stock aggregated $83,550. The total fair value of the assets in the Rheingold acquisition included in the accompanying balance sheet aggregated $402,212 which has been assigned to the fair value of the Rheingold license rights that expire in 2104 with an option to renew. The balance of the acquisition price was expensed and charged against net income for the year ended April 30, 2006. In accordance with SFAS No. 142, since the license is expected to generate cash flows indefinitely, it will not be amortized but reviewed annually for impairment. Due to immateriality the operations of Rheingold have not been included in the accompanying statement of operations.

4.   Due From Factor

Accounts receivable   $ 80,287
Advances               (42,695)
                      --------

                      $ 37,592
                      ========

The Company had a two-year agreement with a factor, expiring on October, 2005, which was extended on a month-to-month basis through May 2006 at which time the Company elected to terminate the relationship. Pursuant to the agreement a substantial portion of accounts receivable are sold to the factor without recourse as to bad debts, but with recourse as to all customer claims. Immediately upon assigning a customer invoice, the Company receives a cash advance equal to 70% of the invoice amount, and is paid the balance of the invoice at the time the factor receives the final payment from the customer. No interest is charged by the factor for outstanding cash advances. Instead the factor's fee for all services and cash advances is equal to 2.5% of the total of an assigned invoice, subject to the customer paying in full within 30 days of the invoice date. The fee increases 1% on a cumulative effect basis in intervals of 15 days for which the related invoice remains unpaid, up to 7.5% of the invoice amount if not paid in 90 days from invoice date.

Guarantees of the Company's obligations under the agreement have been provided by the Company's chief executive officer and its chairman of the board. The factor has a security interest in the Company's tangible and intangible assets.

5.   Inventories

Finished goods   $608,087
Raw materials      16,129
                 --------

                 $624,216
                 ========

All raw materials used in the production of the Company's inventories are purchased by the Company and delivered to independent production contractors.

6.   Trade Credits

The Company entered into an agreement in June 2004 with a corporate trading company to receive trade credits upon deliveries of certain non-alcoholic beverages to buyers obtained by the trading company. Earned trade credits must be utilized by June 2009, and there are additional terms specifically defined in the agreement. The Company has approximately $58,000 which is net of an impairment reserve of $58,000 at April 30, 2006 of such trade credits included in other current assets in the accompanying consolidated balance sheet.

7.   Property and Equipment

                           Useful Life     Amount
                           -----------   ---------

Computer equipment             5 years   $  23,939
Furniture                      5 years      10,654
Automobile                     4 years      43,840
Leasehold
improvements                   7 years      66,259
Production costs               2 years      30,049
                                         ---------
                                           174,741
Accumulated depreciation and
 amortization                             (117,690)
                                         ---------

                                         $  57,051
                                         =========

Depreciation expense for the years ended April 30, 2006 and 2005 amounted to $63,160 and $29,800, respectively.

8.   Intangible Assets/Deferred Loan Costs

Intangible assets include the costs to acquire trademarks and distribution rights for three of the Company's alcoholic products.

In addition, intangibles include the costs of the license and related trademarks purchased in the Rheingold acquisition (see Note 3). Since these intangibles are considered to have indefinite lives, as they are expected to generate cash indefinitely, they are currently not amortized but in accordance with SFAS No. 142, are reviewed annually for impairment.

                Gross Carrying   Accumulated      Net of
                    Amount       Amortization  Amortization

Trademarks/dist
  rights            $  751,966     $  154,961    $  597,005
License
  rights and
  related
  trademarks           402,212             --       402,212
                    ----------     ----------    ----------
                    $1,154,178     $  154,961    $  999,217
                    ==========     ==========    ==========

Aggregate amortization expense was $267,501 (including $$221,537 for fully amortized deferred financing costs) and $111,156 for the years ended April 30, 2006 and 2005, respectively.

Estimated annual amortization expenses as of April 30, 2006 for the next five years are approximately $46,000 (April 30, 2007-2011).

9.   Debt

                       Notes and Loans
                           Payable       Long-Term Debt
                          ----------     --------------

Senior convertible
 notes (a)                $  850,000     $           --
Secured Notes
 Payable (includes
 interest) (b)               104,035                 --
Unsecured note
 payable (includes
 interest) (c)               338,304                 --
Bank line of credit
 (d)                         200,000                 --
Other line of credit
 (e)                         184,898                 --
Convertible notes (f)        250,000                 --
Convertible note (g)         100,000            100,000
Unsecured note
 payable (h)                 100,000                 --
Unsecured note
 payable (i)                 100,000                 --
Due to RBCI (see
 Note 3)                     219,550                 --
Other (j)                     10,789                 --
                          ----------     --------------
                           2,457,576            100,000
Less current portion       2,357,576                 --
                          ----------     --------------

Long-term debt            $  100,000     $      100,000
                          ==========     ==============

Long-term portion is due in 2008 (see (g) below).

(a) Between March 15 and May 9, 2005 the Company issued a series of senior convertible notes totaling $1,350,000, which resulted in net proceeds after deductions for certain costs and fees, of $1,150,000, including a $100,000 note to Greenwich Beverage Group, LLC a company managed by a member of the Company's board of directors. The notes bear interest at 10% per annum, with principal and interest payable in full one year from the date of issuance of the respective note. The notes are past due, but formal demand for payment has not been made. The note holders have discretionary conversion rights to convert all of the principal amount into restricted shares of Holdings' common stock, at a per share price equal to the lower of (1) $0.45 at any time prior to maturity or (2) the per share price realized in a subsequent debt or equity financing of at least six million as defined in the notes. In March 2006 the largest holder of these notes elected to convert his $500,000 note plus accrued interest of $50,556 into 1,267,119 of Holdings' common stock. In addition each of the note holders was issued separate warrants to purchase an aggregate 1,350,000 shares of the Company's common stock. The warrants may be exercised at any time up to five years from the date of issuance at the same price per share. Both the notes and warrants have certain antidilutive features to the holders of the notes and warrants. In addition, the warrant holders have a cashless surrender option which provides for the number of shares of common stock to be issued upon surrender of the warrants to equal the number of shares underlying the warrants multiplied by a fraction (the numeration of which is $0.45 less the market value of the Company's common stock as defined and the denominator of which is such market value). The Company had determined, as of the date the notes were issued , in accordance with APB 1 4, the warrants had no value.

      Amounts owed to these note holders are subordinate to amounts owed to secured creditors, and senior to all other unsecured creditors. Accrued interest of $93,808 is included in accrued expenses in the accompanying balance sheet.

(b) In October 2004 the Company modified secured borrowing agreements with Nexcomm International Beverages, LLC ("Nexcomm"), a company controlled by a person beneficially owning 13% of the outstanding common stock of the Company as of April 30, 2006. On the modification date the Company issued a note to Nexcomm aggregating $155,975, which represented unpaid principal and interest on the original notes. The modified note was due on May 1, 2005 but was informally extended by Nexcomm with no stipulated repayment date. The note bears interest at 11%. The note is secured by the assets of the Company subordinate to those secured interests of the factor. As of April 30, 2006 the unpaid balance, including interest, aggregated $104,035.

(c) In October 2004 the Company modified unsecured borrowing agreements with the shareholder referred to in (b). On the modification date the Company issued two notes to the shareholder aggregating $396,727, which represented unpaid principal and interest on the original notes. The notes bear interest at 10% per annum and required installment payments representing principal and interest at various dates through September 1, 2005. The notes were informally extended by the shareholder with no stipulated repayment dates. As of April 30, 2005 the Company satisfied $100,000 of these notes by issuing 222,222 restricted shares of Holdings' common stock (see Note 11). As of April 30, 2006 the unpaid balance, including interest, on these notes aggregated $338,304.

(d) In May 2004, the Company obtained a line of credit with a financial institution for aggregate borrowings of $200,000, with interest at 1.5% above the bank's prime rate. The credit line with this institution technically expired on August 1, 2005. However, the line was informally in effect, under the previous terms through May 2006 when it was formally extended through June 1, 2007. The extended terms include a reduced line of $175,000 with an initial interest rate of 4.50% above the bank's prime rate. The Company's chief financial officer has guaranteed the payment of the Company's obligations under this line of credit.

(e) In July 2004 a member of the Company's board of directors extended an unsecured credit facility to the Company in an amount of up to $291,000. The total loan bears interest at 14% per annum without any specified repayment date. Accrued interest on this note of $48,072 is included in accrued expenses in the accompanying consolidated balance sheet.

      In order to provide the total borrowings made by the Company, the director personally borrowed $172,230 from third parties. These third parties subsequently demanded repayment from the director for an aggregate $157,500 and the director, in turn demanded that the Company repay him a like amount. Because the Company was unable to repay in cash, management agreed to issue 350,000 restricted shares of the Holdings common stock (valued at $0.45 per share) to the third parties, on behalf of the director, in consideration for their forbearance with respect to this debt. A total of $157,500 is included in interest expense in the accompanying consolidated statement of operations for the year ended April 30, 2005.

(f) Between December 2005 and February 2006 the Company issued convertible notes aggregating $802,167. The notes consist of $150,000 received from the shareholder referred to in (c), $552,167 from two unrelated companies, and $100,000 from the Company's director referred to in (a). These demand notes bear interest at 12% per annum and require monthly interest payments only beginning January 1, 2006. The principal and unpaid accrued interest may be converted at any time into the equity securities of Holdings at $0.45 per share or pursuant to any private placement equal to or in excess of $5 million closed by the Company on or before December 31, 2006, at a price equal to twenty percent below the price at which the Company issues any such securities. These notes are secured on the same basis as the Nexcomm notes in (b). In March 2006 the two unrelated companies converted the amounts owed under their notes aggregating $570,204, which included accrued interest of $18,037, into 1,267,119 shares of Holdings' common stock. At April 30, 2006 principal outstanding on these notes aggregated $250,000, $150,000 from the Company's shareholder and $100,000 from the aforementioned director, plus interest of $10,717 which is included in accrued expenses in the accompanying consolidated balance sheet.

      In connection with these notes the Company also issued warrants to purchase 445,646 shares of Holdings' common stock at an exercise price of $0.45 per share as follows: warrants for 83,333 shares to the shareholder referred to in (e), warrants for 306,757 shares to the unrelated companies and warrants for 55,556 to the director of the Company. The warrants are exercisable for a five year period from the date of the note. The warrants include a cashless exercise provision and anti-dilution protection to the holders. The Company had determined, as of the date the notes were issued, in accordance with APB 1 4, the warrants had no value.

(g) On June 15, 2005 DGI borrowed $100,000 from one of the Company's shareholders and issued a convertible promissory note which requires repayment of principal by June 15, 2008. Interest accrues at 1% above the prime rate and is payable on a semi-annual basis. At the option of the shareholder, the unpaid principal portion of this note is convertible common stock at a conversion price equal to the greater of (1) 20% below the average daily closing price for each of the trading days during the ninety day period immediately preceding the date the shareholder provides notice to the Company the intent to convert, or (2) $1.50 per share. At April 30, 2006 interest of $10,172 is included in accrued expenses in the accompanying consolidated balance sheet.

(h) On September 22, 2005 the Company borrowed $100,000 from an unrelated individual which accrues interest at a rate of 6% per annum which was payable along with unpaid principal on June 21, 2006. In July the Company issued 50,000 restricted shares of Holding's common stock in consideration for extending the repayment date to August 22, 2006. At April 30, 2006 accrued interest of $3,616 is included in the accompanying consolidated balance sheet.

(i) In August 2005 the Company borrowed $100,000 from a shareholder. Although this loan does not have written documentation the Company has an understanding with the lender that the loan would accrue interest at 12% per annum and would be repaid from the proceeds of the Company's next financing. At April 30, 2006 interest of $8,538 is included in accrued expenses in the accompanying consolidated balance sheet.

(j) Balance represents amounts owed to the Company's chairman of the board ($3,500) and another director of the Company ($7,288).

10.  Accrued Expenses

Payroll and consulting fees owed to
    officers, directors and shareholders   $  266,118
All other payroll and consulting fees         849,210
Interest                                      180,585
Others                                        154,140
                                           ----------

                                           $1,450,053
                                           ==========

As of April 30, 2005, a substantial portion of accrued payroll and consulting fees originating in fiscal 2005 and 2004 was converted into restricted shares of the Company's common stock (see Note 11).

11.  Shareholders' Deficiency

Weighted average number of common shares outstanding used to compute earnings per share for the years ended April 30, 2006 and 2005 are as follows:

                       2006         2005
                    ----------   ----------

Basic and diluted   57,413,468   44,385,129

In addition to the conversions of the Company's debt referred to in Note 9 and the purchase of Rheingold referred to in Note 3, additional transactions affecting the Company's equity are as follows:

On March 6, 2005 the Company reached agreements individually with its officers and certain board members, employees, consultants and lenders to convert the Company's indebtedness to all of them aggregating $2,530,979, into restricted shares of the Company's common stock. Accordingly, the Company issued 5,624,397 restricted shares of its common stock, which was based on a contracted conversion price of $0.45 per share for all conversions as follows:

                                      Amount
                         Shares      Converted
                       ----------   ----------

Compensation payable
 to officers            1,211,904   $  545,357
Consulting fees
 payable to officer
 and director (a)       1,423,391      640,526
Loan payable to
 minority
 shareholder and
 director (b)             277,778      125,000
Other employees' and
 consultants'
 compensation           1,861,324      837,596
Indemnification of
 board member             350,000      157,500
Other loans               500,000      225,000
                       ----------   ----------

    Total               5,624,397   $2,530,979
                       ==========   ==========

Between June 2004 and October 2004 Drinks received proceeds of $962,500 related to the issuance of senior notes payable to Gourmet. Gourmet in turn received the identical proceeds from the issuance of its senior convertible notes over the same period to eight individual investors. The purpose of the Gourmet notes was to provide working capital to Drinks. The Gourmet notes bore interest at 10% per annum with the principal payable in eight quarterly installments, together with accrued interest, commencing 15 months after the issuance date of the respective note. On June 24, 2005 all of the note holders who had invested in the Gourmet notes, converted the aggregate outstanding balance of $1,046,510, consisting of the principal balance of $962,500 plus accrued interest of $84,010 into 1,498,959 shares of the Company's common stock, based on a conversion price of approximately $0.70 per share. Costs relating to such conversion aggregated $26,916.

On January 25, 2006 the Company reached an agreement with one of its directors to convert consulting fees owed him aggregating $403,329 into 896,296 restricted shares of the Company's common stock at a price of $0.45 per share. Also on January 25, 2006 the Company reached an agreement with an unrelated entity to convert consulting fees owed to that firm aggregating $90,000 into 200,000 shares of the Company's common stock at a price of $0.45 per share.

In March and April 2006, the Company received proceeds of $1,959,999 for the issuance of 3,266,665 restricted shares of its common stock. As of April 30, 2006 the Company has issued 1,950,000 shares with the balance of 1,316,665 to be issued in the second quarter of the Company's 2007 fiscal year. The aggregate amount received on the unissued shares, $789,999, is included as a current liability in the accompanying balance sheet. In consideration of fees of $45,000 incurred with this financing the Company issued 100,000 restricted shares of Holding's common stock.

12.  Income Taxes

No provision for taxes on income is included in the accompanying statements of operations because of the net operating losses in both fiscal years. Holdings and Drinks previously filed income tax returns on a June 30 and December 31 tax year, respectively; however, both companies applied for and received a change in tax year to April 30. Drinks federal net operating loss carryforward as of April 30, 2006 is approximately $11,300,000, available to offset future years' taxable income through 2026. The federal net operating loss carryforward of Holdings as successor to Gourmet Group, Inc. is approximately $1,500,000. Due to the annual limitations imposed by the Internal Revenue Code arising when shareholder ownership changes significantly, management feels it is unlikely that the related tax benefits from this carryforward will be realized in the future.

As of April 30, 2006, the components of current and non-current income tax assets were:

Deferred tax asset arising from
Net operating loss                 $ 4,280,000
Accrued compensation                   380,000
Other                                   20,000
                                   -----------
                                     4,680,000
Less valuation allowance            (4,680,000)
                                   -----------

                                   $       --
                                   ===========

A valuation allowance has been provided against the entire deferred tax asset due to the uncertainty of future profitability of the Company. Management's position with respect to the likelihood of recoverability of these deferred tax assets will be evaluated each reporting period.

13.  Related Party Transactions

Related party transactions, in addition to those referred to in Notes 9 and 11 are as follows:

Consulting Fees

For the years ended April 30, 2006 and 2005, the Company incurred consulting fees payable to a limited liability company which was controlled by the Company's chairman of the board aggregating $120,000 and $220,000, respectively. In addition, the Company incurred consulting fees payable to a limited liability company controlled by the Company's chief executive officer and largest shareholder of $0 and $18,735 for the years ended April 30, 2006 and 2005, respectively. These fees were entirely for the services rendered by each. For the year ended April 30, 2006 amounts due the chairman's consulting firm aggregated $90,800. As of April 30, 2005 unpaid fees owed to the chairman's consulting firm, aggregating $568,860 were converted into $1,264,133 restricted shares of the Company's common stock (see Note 11).

In fiscal 2003 we entered into a consulting agreement with a company wholly owned by a member of the Company's board of directors. Under the agreement the consulting company is being compensated at a rate of $100,000 per annum. Fees incurred to the consulting firm aggregated $150,000 (due to additional work performed) and $100,000 for the years ended April 30, 2006 and 2005, respectively. As of April 30, 2006 amounts due the director's consulting firm total $30,003. As of April 30, 2006 unpaid fees owed to the director's consulting firm aggregating $403,329 were converted into 896,296 restricted shares of the Company's common stock (see Note 11).

For the years ended April 30, 2006 and 2005 fees incurred by the Company to a consulting firm controlled by the Company's chief financial officer aggregated $0 and $80,666, respectively. As of April 30, 2006 amounts due the officer's consulting firm aggregate $34,000. As of April 30, 2005 fees owed to the officer's consulting firm aggregating $71,666 were converted into 159,258 restricted shares of the Company's common stock (see Note 11).

In December 2002 the Company entered into a consulting agreement with one of its shareholders which provides for $600,000 in fees payable in five fixed increments over a period of 78 months. The Company has an informal agreement with the shareholder pursuant to which he has the option of converting all or a portion of the consulting fees owed him into shares of Holding's common stock at a conversion price to be agreed upon. For each of the years ended April 30, 2006 and 2005 consulting fees incurred to this shareholder aggregated $92,304. As of April 30, 2006 amounts owed to this shareholder aggregated $99,996.

Interest Expense

For the years ended April 30, 2006 and 2005 the Company incurred interest expense on obligations due the shareholder and entities which he controls referred to in Notes 9(b), 9(c), and 9(f) aggregated $35,492 and $53,064, respectively. In addition, interest expense to the member of the Company's board of directors, referred to in Notes 9(a) and 9(f) aggregated $15,323 and for the year ended April 30, 2006 and 2005 respectively.

For the years ended April 30, 2006 and 2005 the Company incurred interest expense on obligations due the member of its board of directors who is referred to in Note 9(e) aggregated $34,011 and $14,061, respectively. In addition, indemnification made on behalf of the director through the issuance of 350,000 restricted shares of the Company's common stock resulted in additional interest expense of $157,500 (see Note 11) for the year ended April 30, 2005.

For the year ended April 30, 2006 interest incurred on borrowings from the shareholders referred to in Notes 9(g) and 9(i) aggregated $10,172 and $8,538, respectively.

Royalty Fees

In connection with the Company's distribution and licensing agreements with its equity investee the Company incurred royalty expenses during 2006 and 2005 of approximately $73,000 and $132,000, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

14.  Customer Concentration

For the year ended April 30, 2006 and 2005 one customer accounted for approximately 14% and 18% of net sales.

15.  Commitments

Lease

The Company leases office space under an operating sublease, with minimum annual rentals of $50,000 through July 31, 2009. Partners may at its option terminate the lease effective July 31, 2007, subject to formal notification to the sublessor no later than July 31, 2006. The Company leases additional office under an operating lease, that requires minimal annual rental payments of $42,000 until March 2008.

Rent expense for these leases aggregated approximately $105,000 and $50,000 for the years ended April 30, 2006 and 2005, respectively.

Future minimum payments for all leases are approximately as follows:

                      Year Ending
                        April 30,     Amount
                       ----------   ----------
                          2007      $   92,000
                          2008          51,000

License Agreement

In November 2005 the Company entered into an eight-year licensing agreement for sales of a new alcoholic beverage. Under the agreement the Company is required to pay royalties of 50% of the gross profit (less any direct marketing, promotional and distribution costs) on sales of the licensed product, as defined. The agreement also requires minimal royalty payments of $10 per case sold through November 2006, $2,000,000 through November 2008, $3,250,000 from November 2008 through November 2010 and $4,250,000 from November 2010 through November 2012. In addition the agreement contains a provision for minimum promotional and advertising payments of $5,000,000 through May 2007 and 12.5% of gross sales (as defined) over the subsequent 12 months.

Litigation

In December 2004 the Company was sued in the Superior Court of New Jersey by a European supplier for $51,656. The Company in turn filed a counterclaim against the supplier. In May 2006 the case was settled with the European supplier agreeing to certain marketing stipulations on its products and Drinks will pay $15,000 upon and execution of those stipulations.

On January 18, 2006 the Company was sued by an Australian company which is affiliated with the Company's Australian wine supplier, in the United States District Court for the Central District of California. The Plaintiff seeks recovery of compensatory damages of $450,000, punitive damages of an unspecified amount, recovery of costs and attorneys' fees based on allegations of nonpayment of goods. While the Company believes, based on its initial analysis, that while some amounts may be due the Plaintiff, corresponding counterclaims will substantially reduce that amount ultimately paid. The Company intends to move to dismiss this action.

In July 2006 a beverage distributor initiated litigation in the Supreme Court of the State of New York against the Company. The plaintiff has demanded payment of an aggregate of $86,921, in connection with amounts allegedly owed by RBCI and allegedly assumed by the Company in the Rheingold acquisition (see Note 3) and certain amounts allegedly owed by the Company itself. The Company is evaluating the claims made by the plaintiff in this litigation.

A claim has been made against the Company relating to certain intellectual property rights. Although this matter is in the preliminary stages the Company is confident that if the claimant moved forward with the complaint the Company would prevail.

16.  Subsequent Event

In June 2006 the Company entered into a $10 million, three-year, asset-based revolving financing facility with a financial institution to be used for working capital purposes. Interest on the line will accrue at 1.5% above the prime rate. The facility is secured by a first security interest in the assets of the Company.

Also in June 2006, the Company entered into a purchase order financing facility with another financial institution.

In June 2006 the Company borrowed $50,000 from an investor which is repayable in July 2006. Interest under this loan is payable in 36,364 shares of Holding's common stock. To date this loan has not been repaid.

In June 2006 the Company issued 150,000 restricted shares of Holding's common stock to an investor for a purchase price of $0.60 per share.

In July 2006 the Company borrowed $153,112 from the shareholder previously referred to in Notes 9(a) and(f). which is not documented and is payable on demand.

In July 2006 the Company borrowed an aggregate of $300,000 from two entities which are affiliated with one another and issued convertible promissory notes. These notes are payable in January 2007 and are convertible into shares of Holding's common stock at $0.50 per share. In lieu of interest the Company issued warrants to purchase an aggregate of 300,000 shares of Holding's common stock for $0.50 per share. These warrants are currently exercisable for a five-year period.

In August the Company borrowed $400,000 and issued a convertible promissory note in like amount. This note is due and payable in February 2007 and bears interest at the rate of 10% per annum and is convertible into shares of Holding's common stock at $0.60 per share. In connection with this loan, the Company issued 333,333 shares of our Holding's common stock and agreed to issue such additional shares as may be necessary to cause the value of the shares on the date of issue to equal not less than $200,000 based on the average closing price of Holding's common stock for the five trading days immediately preceding the date of issue.