Form 10QSB
period 2006-07-31
DRINKS AMERICAS HOLDINGS, LTD
filed 2006-09-19
CIK 873540

DRINKS AMERICAS HOLDINGS, LTD
                                 AND AFFILIATES
                                   FORM 10-QSB

                 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2006

                                TABLE OF CONTENTS

PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited)

                   Consolidated Balance Sheets
                   Consolidated Statements of Operations
                   Consolidated Statements of Cash Flows
                   Notes to Consolidated Statements

Item 2.          Management Discussion and Analysis of Financial Condition
                    And Results of Operations

Item 3.          Controls and Procedures

PART II          OTHER INFORMATION

Item 1.          Legal Proceedings
Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.          Defaults Upon Senior Securities
Item 4.          Submission of Matters to a Vote of Security Holders
Item 5           Other Information
Item 6.          Exhibits

                              EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Report on Form 10-QSB to "we", "us", "our" and the Company are to Drinks Americas Holdings, Ltd., a Delaware corporation and formerly Gourmet Group, Inc., a Nevada corporation, and its majority owned subsidiaries Drinks Americas, Inc., Drinks Global, LLC and Maxmillian Mixers, LLC, and Maximillian Partners, LLC.

      Cautionary Notice Regarding Forward Looking Statements

We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This Report on Form 10-QSB contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, products future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances and projections about future events are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. These risks and uncertainties include, but are not limited to: (i) competitive factors, including pricing pressures; (ii) variability in quarterly sales; (iii) economic trends generally and in various markets; (iv) general economic conditions; (iv) market acceptance and unanticipated risks associated with introducing new products; (v) sales and distribution issues, (vi) dependence on suppliers; (vii) dependence on key personnel; (viii) other events and important factors disclosed previously and from time to time in our filings with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART 1 FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED BALANCE SHEET
AS OF JULY 31, 2006 and April 30, 2006

                                                             July 31, 2006        April 30, 2006
                                                             -------------        --------------
                                                              (Unaudited)
ASSETS

Current Assets:
   Cash and cash equivalents                                 $    220,886          $    397,766
     Accounts receivable, net of allowance                        218,143               292,344
   Due from Factor                                                   --                  37,592
     Inventories                                                1,349,458               624,216
     Other current assets                                         125,495               132,335
                                                             ------------          ------------
     Total current assets                                       1,913,982             1,484,253

Property and Equipment, net                                        48,314                57,051

Investment in Equity Investees                                     50,024                50,024

Intangible assets, net                                            987,726               999,217

Deferred loan costs, net                                           47,430                  --

Other                                                              24,994                24,994
                                                             ------------          ------------
                                                             $  3,072,470          $  2,615,539
                                                             ============          ============
LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
     Accounts payable                                        $  2,807,158          $  2,422,255
     Notes and loans payable                                    2,883,305             2,357,576
     Accrued expenses                                           1,530,006             1,450,053
     Advances on shares to be issued                              939,999               789,999
                                                             ------------          ------------
     Total current liabilities                                  8,160,468             7,019,883

Long-term debt, less current maturities                           100,000               100,000
                                                             ------------          ------------
                                                                8,260,468             7,119,883
Shareholders' deficiency
  Preferred Stock, $0.001 par value; 1,000,000 shares
    authorized; none issued                                          --                    --
  Common Stock, $0.001par value; 100,000,000 authorized:
    issued and outstanding 62,924,120 and 62,707,453 shares        62,922                62,707
  Additional paid-in capital                                   10,948,283            10,838,165
  Accumulated deficit                                         (16,199,203)         (15,405,216)
                                                             ------------          ------------
                                                               (5,187,998)           (4,504,344)
                                                             ------------          ------------
                                                             $  3,072,470          $  2,615,539
                                                             ============          ============

See notes to consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD. AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                       THREE MONTHS ENDED
                                                             JULY 31,
                                                    --------------------------
                                                        2006          2005
                                                    -----------    -----------


Net sales                                           $   336,305    $   308,300

Cost of sales                                           214,085        228,284
                                                    -----------    -----------

     Gross profit                                       122,220         80,016

Selling, general and administrative expenses            838,651      1,135,462
                                                    -----------    -----------

      Loss before other income (expense)               (716,431)    (1,055,446)
                                                    -----------    -----------

Other income(expense):

     Interest                                           (78,955)       (73,558)
     Other income                                         1,399             --
                                                    -----------    -----------
                                                        (77,556)       (73,558)
                                                    -----------    -----------

      Net Loss                                      $  (793,987)   $(1,129,004)
                                                    ===========    ===========

Net loss per share (Basic and Diluted)              $     (0.01)   $     (0.02)
                                                    ===========    ===========

See notes to consolidated financial statements.

DRINKS AMERICA HOLDINGS, LTD., AND AFFILIATE
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JULY 31, 2006 & 2005 (Unaudited)

                                                                                      2006                   2005
                                                                                ---------------       ----------------
Cash flows from operating activities:
   Net loss                                                                     $      (793,987)      $     (1,129,004)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Deprecation and amortization                                                        23,018                 75,787
     Earnings in equity method investees                                                     --                 (7,500)
     Stock and warrants issued for services of vendors and interest
     payments                                                                           110,333                     --
     Allowance for uncollectible accounts                                                    --                  5,000
     Changes in operating assets and liabilities:
      Accounts receivable                                                                74,201                  4,628
      Due from factor                                                                    37,592                 (3,788)
      Inventories                                                                      (725,242)               (30,541)
      Other current assets                                                                6,840                 17,508
      Accounts payable                                                                  384,902                350,860
      Accrued expenses                                                                   79,954                333,129
                                                                                ---------------       ----------------
         Net cash used in operating activities                                         (802,389)              (383,921)
                                                                                ---------------       ----------------
Cash flows from investing activities:
   Other                                                                                     --                     98
                                                                                ---------------       ----------------
         Net cash provided by investing activities                                           --                     98
                                                                                ---------------       ----------------
Cash flows from financing activities:
   Proceeds from issuance of common stock issued
     and to be issued                                                                   150,000                     --
 Proceeds from debt                                                                     679,149                181,000

   Repayment of debt                                                                   (153,420)                    --
   Payments for loan costs                                                              (50,220)                (2,171)
                                                                                ---------------       ----------------
         Net cash provided by financing activities                                      625,509                178,829
                                                                                ---------------       ----------------
         Net decrease in cash and equivalents                                          (176,880)              (204,994)

Cash and equivalents - beginning                                                        397,766                231,578
                                                                                ---------------       ----------------
Cash and equivalents - ending                                                   $       220,886       $         26,584
                                                                                ===============       ================

Supplemental disclosures of non-cash investing and financing transactions:

   Conversion of long-term debt and accrued
    interest into shares of common stock net of
    unamortized debt costs                                                      $            --       $         17,589
                                                                                ===============       ================
Supplemental disclosure of cash flow information:
   Interest paid                                                                $        31,410       $         17,580
                                                                                ===============       ================
   Income taxes paid                                                            $            --       $             --
                                                                                ===============       ================

See notes to consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Nature of Business

Basis or Presentation

On March 9, 2005 the shareholders of Drinks Americas, Inc. ("Drinks") a company engaged in the business of importing and distributing unique, premium alcoholic and non-alcoholic beverages associated with icon entertainers, sports figures, celebrities and destinations, to beverage wholesalers throughout the United States, acquired control of Drinks Americas Holdings, Ltd. ("Holdings"). Holdings was incorporated in the state of Delaware on February 14, 2005. On March 9, 2005 Holdings merged with Gourmet Group, Inc. ("Gourmet"), a publicly traded Nevada corporation, which resulted in Gourmet shareholders acquiring 1 share of Holdings' common stock in exchange for 10 shares of Gourmet's common stock. Both Holdings and Gourmet were considered "shell" corporations, as Gourmet had no operating business on the date of the share exchange, or for the previous three years. Pursuant to the June 9, 2004 Agreement and Plan of Share Exchange among Gourmet, Drinks and the Drinks' shareholders, Holdings, with approximately 4,058,000 shares of outstanding common stock, issued approximately 45,164,000 of additional shares of its common stock on March 9, 2005 (the "Acquisition Date") to the common shareholders of Drinks and to the members of its affiliate, Maxmillian Mixers, LLC ("Mixers"), in exchange for all of the outstanding Drinks' common shares and Mixers' membership units, respectively. As a result Maxmillian Partners, LLC ("Partners") a holding company which owned 99% of Drinks' outstanding common stock and approximately 55% of Mixers' outstanding membership units, became Holdings' controlling shareholder with approximately 87% of Holdings' outstanding common stock. For financial accounting purposes this business combination has been treated as a reverse acquisition, or a recapitalization of Partners' subsidiaries (Drinks and Mixers).

Partners, which was organized as a Delaware limited liability company on January 1, 2002 and incorporated Drinks in Delaware on September 24, 2002, subsequent to March 9, 2005 transferred all of its Holdings shares to its members as part of a plan of liquidation.

On March 11, 2005 Holdings and an individual organized Drinks Global, LLC ("DGI"). Holdings owns 90% of the membership units and the individual, who is the president of DGI owns 10%. DGI's business is to import wines from various parts of the world and sell them to distributors throughout the United States. In May 2006 Holdings organized D.T. Drinks, LLC ("DT Drinks") a New York limited liability company for the purpose of selling certain alcoholic beverages.

The accompanying consolidated balance sheet as of July 31, 2006 and April 30, 2006 and results of operations and cash flows for the three months ended July 31, 2006 and 2005 reflect Holdings its majority-owned subsidiaries and Partners (collectively, the "Company"). All intercompany transactions and balances in these financial statements have been eliminated in consolidation. The amount of common and preferred shares authorized, issued and outstanding as of July 31, 2006 are those of Holdings. Common shares issued at the Acquisition Date represent the number of outstanding shares of Holdings before the share exchange with Partners.

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. The Company has an accumulated deficit of $16,199,203 as of July 31, 2006, and has incurred significant operating losses and negative cash flows from operations since inception. These factors indicate the Company may not be able to continue as a going concern. Management anticipates cash flows from the proceeds of additional debt and equity offerings in fiscal 2007. Management also plans to introduce new products and to greatly expand the marketing efforts of all of its products to increase volume and reduce operating losses in fiscal 2007. There can be no assurance, however that management's plans will enable the Company to attain profitable operations or generate sufficient cash flows from operations and financing activities necessary to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of July 31, 2006, its results of operations and its cash flows for the three months ended July 31, 2006 and 2005. Information included in the balance sheet as of April 30, 2006 has been derived from the Company's audited balance sheet included in the Company's Annual Report on Form 10-KSB for the year ended April 30, 2006 (the "Form 10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC for interim financial statements, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited financial statements should be read in conjunction with the audited financials statements and the other information in the Form 10-KSB.

Nature of Business

Through our majority-owned subsidiaries, Drinks, DGI and DT Drinks, we import, distribute and market unique, premium alcoholic and non-alcoholic beverages associated with icon entertainers, sports figures, celebrities and destinations, to beverage wholesalers throughout the United States.

2. Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Accordingly, actual results may differ from those estimates.

Critical Accounting Policies

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the financial statements:

       o The Company recognizes revenues when title passes to the customer, which is generally when products are shipped.

           The Company recognizes revenue dilution from items such as product returns, inventory, credits, discounts and other allowances in the period that such items are first expected to occur. The Company has not realized material amounts of revenue dilution in the periods covered by this report. In this regard, the Company does not offer its clients the opportunity to return products for any reason other than manufacturing defects. No material amounts of product returns have occurred during this fiscal year. In addition, the Company does not offer incentives to its customers to either acquire more products or maintain higher inventory levels of products than they would in the ordinary course of business. The Company assesses levels of inventory maintained by its customers through telephone communications with its customers and believes that most maintain low levels of inventory of its products. Furthermore, it is the Company's policy to accrue for material post shipment obligations and customer incentives in the period the related revenue is recognized. As of July 31, 2006 there were no such amounts to accrue.

       o Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations.

3.  Inventories

               Raw materials                                      $  789,785
               Finished goods                                        559,673
                                                                  ----------
                                                                  $1,349,458
                                                                  ==========

4.  Notes and Loans Payable

         Private placement senior convertible notes (1)           $  850,000
         Unsecured bank note payable                                 175,000
         Due to sellers of acquired business                         219,550
         Convertible notes                                           300,000
         Secured and unsecured note payable to shareholders        1,250,175
         Revolving finance facility                                   38,580
         Other                                                        50,000
                                                                  ----------
                                                                  $2,883,305
                                                                  ==========

      (1) Includes $100,000 owed to a company controlled by one of our directors.

During the three months ended July 31, 2006 the Company incurred additional borrowings as follow:

      o In July 2006, we borrowed an aggregate $300,000 from two entities which are affiliated with one another and issued convertible promissory notes in evidence thereof. These notes are payable on January 27, 2007, and are convertible into shares of our common stock at $0.50 per share. In lieu of interest, we issued to the lenders warrants to purchase an aggregate of 300,000 shares of our common stock for $0.50 per share. These warrants are currently exercisable for a five-year period (see Shareholders' Deficit below).

      o In July 2006 the Company borrowed $153,112 from a significant shareholder and although there is no formal documentation both parties informally agreed to accrue interest at 10% per annum.

      o In June 2006 the Company borrowed $50,000 from an unrelated individual which was payable in July 2006. Interest on the note is to be paid in 36,364 restricted shares of the Company common stock on the date of repayment. To date no amounts have been repaid.

      o In June 2006 the Company entered into a $10 million, three-year, asset-based revolving financing facility with a financial institution to be used for working capital purposes. Interest on the line will accrue at 1.5% above the prime rate. The facility is secured by a first security interest in the assets of the Company.

      o Also in June 2006, the Company entered into a $ 1.5 million purchase order financing facility with another financial institution to be used to finance the acquisition of certain inventory. The facility bares interest at 5% plus prime per annum on amounts advanced.

5.  Long-Term Debt

On June 15, 2005 DGI borrowed $100,000 from one of the Company's shareholders and issued a convertible promissory note which requires repayment of principal by June 15, 2008. Interest accrues at 1% above the prime rate and is payable on a semi-annual basis. At the option of the shareholder, the unpaid principal portion of this note is convertible into common stock at a conversion price equal to the greater of (1) 20% below the average daily closing price for each of the trading days during the ninety day period immediately preceding the date the shareholder provides notice to the Company the intent to convert, or (2) $1.50 per share.

6.  Accrued Expenses

               Payroll and consulting fees owed to officers,
                 directors and shareholders                          $  743,764
               All other payroll                                        161,149
               Interest (Includes $82,448 due to directors
                  and shareholders)                                     228,130
               Others                                                   396,963
                                                                     ----------
                                                                     $1,530,006
                                                                     ==========

7.  Shareholders' Deficit

From inception we have had no employee stock option or incentive plans.

Outstanding stock purchase warrants as of July 31, 2006 to purchase an aggregate of 2,345,646 shares of Holdings common stock were as follows:

      o Warrants issued in connection with senior convertible notes issued between March and May 2005 to purchase an aggregate of 1,350,000 shares of Holdings common stock at a per share price of $0.45. The warrants may be exercised at any time up to five years from the date of the notes. The Company had determined, as of the date the notes were issued, in accordance with APB 14, the warrants had no value. Warrants to purchase 100,000 shares are owned by an entity managed by a director of the Company.

      o Warrants issued in connection with convertible notes issued between December 2005 and February 2006 to purchase an aggregate of 445,646 shares of Holding's common stock at an exercise price of $0.45 per share. The warrants may be exercised at any time up to five years from the date of the notes. The Company had determined, as of the date the notes were issued, in accordance with APB 14, the warrants had no value. Warrants to purchase 55,556 shares are owned by a director of the Company and warrants to purchase 83,333 shares are owed by the aforementioned significant shareholder of the Company.

      o Warrants issued in connection with consulting services issued in February 2006 to purchase an aggregate of 250,000 shares of the Company's common stock at an exercise price of $0.56 per share. The warrants may be exercised at any time up to February 2011. The Company has determined, as of the date the notes were issued, that the warrants had a value of $13,975 in accordance with FAS 123(R) which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three months ended July 31, 2006.

      o Warrants issued in connection with convertible notes issued in July 2006 to purchase an aggregate of 300,000 of Holding's common stock at an exercise price of $0.50 per share. The warrants were issued in lieu of interest payments .The warrants may be exercised at any time up to five years from the date of the notes. The Company has determined, as of the date the notes were issued, the warrants had a value of $15,000, in accordance with APB 14, which is included in the accompanying consolidated balance sheet in other current assets as a deferred expense.

During the three months ended July 31, 2006 the Company issued an additional 216,667 shares of its common stock as follows:

      o In July 2006, 166,667 shares were transferred to a charitable organization sponsored by Paul Newman with whom the Company has a significant business relationship. Company management has determined the value of such shares at the date of issuance was $62,833, which was at a discount to the "market" price due to transfer restrictions, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three months ended July 31, 2006.

      o 50,000 shares were issued in July as consideration of a loan extension. Company management has determined the value of such shares were $18,525, which was at a discount to the "market" price due to transfer restrictions, which is included in interest expense in the accompanying consolidated statements of operations for the three months ended July 31, 2006.

8.  Related Party Transactions

Related party transactions, in addition to those referred to in Note 4 are as follows:

For the three months ended July 31, 2006 and 2005 we incurred interest expense of $10,871 and $11,011, respectively, on loans to us from two directors.

For each of the three months ended July 31, 2006 and 2005 we incurred fees to a consulting company owned by a director of the Company aggregating $25,000. For the three months ended July 31, 2005 we incurred fees to two consulting companies controlled by our Chairman of the Board aggregating $60,000. We owed the Chairman's firm $105,800 and the director's firm $49,998 as of July 31, 2006.

9.   Sales Concentration

For the three months ended July 31, 2006 two customers accounted for 13.3% and 10.8% respectively of our net sales. For the three months ended July 31, 2005 sales to two other customers accounted for 22.0% and 11.4%, respectively of the Company's net sales.

10. Contingencies

Litigation

In December 2004 the Company was sued in the Superior Court of New Jersey by a European supplier for $51,656. The Company in turn filed a counterclaim against the supplier. In May 2006 the case was settled with the European supplier agreeing to certain marketing stipulations on its products and Drinks paid $15,000 upon the execution of those stipulations.

On January 18, 2006 the Company was sued by an Australian company which is affiliated with the Company's Australian wine supplier, in the United States District Court for the Central District of California. The Plaintiff sought recovery of compensatory damages of $450,000, punitive damages of an unspecified amount, recovery of costs and attorneys' fees based on allegations of nonpayment of goods. The case was settled in September 2006 with the Company agreeing to pay the supplier $325,000.

In July 2006 a beverage distributor initiated litigation in the Supreme Court of the State of New York against the Company. The plaintiff has demanded payment of an aggregate of $86,921, in connection with amounts allegedly owed by Rheingold Brewing Company Inc. and allegedly assumed by the Company in the Rheingold acquisition and certain amounts allegedly owed by the Company itself. The companies are currently negotiating a settlement.

11. Subsequent Events

In August 2006 the Company borrowed $400,000 and issued a convertible promissory note in like amount. This note is due and payable in February 2007 and bears interest at the rate of 10% per annum and is convertible into shares of Holding's common stock at $0.60 per share. In connection with this loan, the Company issued 333,333 shares of Holding's common stock and agreed to issue such additional shares as may be necessary to cause the value of the shares on the date of issue to equal not less than $200,000 based on the average closing price of Holding's common stock for the five trading days immediately preceding the date of issue.

In August 2006 the Company issued 80,000 restricted shares of its common stock in consideration of payment of an invoice.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis summarizes the significant factors affecting our (1) consolidated results of operations for the three months ended July 31, 2006, compared to the three months ended July 31, 2005, and (2) financial liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Part 1 of this Report, and the audited consolidated financial statements and notes included in Form 10-KSB, which Report was filed on August 14, 2006.

Results of Operations

Three Months Ended July 31, 2006 and 2005:

Net Sales. Net sales were $336,305 for the three months ended July 31, 2006 compared to net sales of $308,300 for the three months July 31, 2005 an increase of $28,005 or 9.1%. Total case sales of our alcoholic brands were 1,982 and 2,377 for the three months ended July 31, 2006 and 2005, respectively. Net sales of our alcoholic brands were approximately $213,000 in the first quarter of fiscal 2007 as compared to $230,000 for the first quarter of fiscal 2006. As a result of insufficient working capital we were unable to maintain adequate levels of inventory for certain alcoholic brands which adversely affected our sales in the first quarter fiscal 2007. In addition, in fiscal 2006 there was an interruption in our Norman's Wines business due to the bankruptcy of the Norman's Wines supplier and a subsequent change in control and various disagreements with the Company resulting in an inability to represent brand continuity to distributors. The introduction of Damiana Liqueur in fiscal 2006 as well as the expansion of our fine wines business had a positive impact on sales in the first quarter fiscal 2007 as compared to the first quarter of the previous year. Net sales of our non-alcoholic products, increased to approximately $123,000 in first quarter fiscal 2007 compared to $98,000 in first quarter fiscal 2006. The increase is due to the increased sales of Newman's Own Lightly Sparkling Fruit Juices, which represented the Company's non-alcoholic product in the first quarter fiscal 2007.

In November 2005, we signed a license agreement with Trump Mark, LLC to utilize the name Trump in connection with super premium vodka. The product and the packaging for this product has been developed and approved by all parties and we expect to launch Trump Super Premium Vodka in the second quarter of our current fiscal year. Marketing for this product has commenced and we have already received orders. We are dedicating a significant portion of our available resources to this product. Due to inadequate working capital we have and will continue to strategically de-emphasize other products directing resources to the development of Trump Vodka until such time as our working capital position improves.

Gross Profit. Gross profit was $122,220 for the first quarter fiscal 2007 (36.3% of net sales) an increase of $42,404 compared to gross profit of $80,016 (26.0% of net sales) for the first quarter 2006. The percentage increase in gross profit can be attributed to the Newman's Own products which were introduced in the first quarter fiscal 2006 with market price support in order to establish the product in the marketplace. In addition, the introduction of Damiana Liqueur, which is sold at a greater gross margin than the Company's other alcoholic product, has contributed to the improved gross profit percentage.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $839,000 a decrease of approximately $296,000 compared to expenses of approximately $1,135,000 for the first quarter fiscal 2006. The first quarter 2006 was affected by a settlement of an account balance with a former marketing agency in the amount of $100,000. In addition there was a decrease in administrative staff and outside consulting services in the first quarter fiscal 2007 as compared to the first quarter 2006. Amortization expense relating to loan costs incurred decreased by approximately $60,000 in first quarter 2007 compared to the same period of the previous year.

Other Expenses (net). Other expenses (net) were $77,500 in the three months ended July 31, 2006 compared to $73,500 in the three months ended July 31, 2005, which is predominately interest expense on debt financing.

Impact of Inflation

Inflation has not had a material effect on our results of operations.

Financial Liquidity and Capital Resource

We have sustained substantial operating losses since our organization. We will need substantial additional debt or equity financing in the future. We currently have no legally binding commitments with any third parties to obtain additional equity or debt financing. We may not be able to obtain any additional financing on acceptable terms or at all. Our ability to obtain debt financing may be unlikely because we have limited assets to use as collateral security for loans. As a result, we may not have adequate capital to implement future expansions, maintain our current levels of operation ot 0 0 r to pursue strategic acquisitions. Our failure to obtain sufficient or any additional financing could result in the delay or abandonment of some or all of our development plans, which could harm our business and the value of our common stock. There is uncertainty as to our continuation as a going concern.

We have experienced net losses and negative cash flows from operations and investing activities from our inception in fiscal 2003. Net losses for the three months ended July 31, 2006 and 2005 aggregated $793,987 and $1,129,004 respectively. Cash consumed from operating and investing activities for the three months ended July 31, 2006 was $802,389 compared to $383,921 for the three months ended July 31, 2005. This increase in cash consumed in first quarter fiscal 2007 was the result of inventory costs of Trump Vodka which is to be launched in second quarter fiscal 2007. In the three months ended July 31, 2006 net cash provided by financing activities totaled $625,509 which is substantially more, due to increased debt financing, than $178,828 provided in the three months ended July 31, 2005.

In June 2006 the Company entered into a $10 million, three-year, asset-based revolving financing facility with a financial institution to be used for working capital purposes. Interest on the line will accrue at 1.5% above the prime rate. The facility is secured by a first security interest in the assets of the Company.

Also in June 2006, the Company entered into a $ 1.5 million purchase order financing facility with another financial institution to be used to finance the acquisition of certain inventory.

In August 2006 the Company borrowed $400,000 and issued a convertible promissory note in like amount. This note is due and payable in February 2007 and bears interest at the rate of 10% per annum and is convertible into shares of Holding's common stock at $0.60 per share. In connection with this loan, the Company issued 333,333 shares of our Holding's common stock and agreed to issue such additional shares as may be necessary to cause the value of the shares on the date of issue to equal not less than $200,000 based on the average closing price of Holding's common stock for the five trading days immediately preceding the date of issue.

In July 2006, we borrowed an aggregate $300,000 from two entities which are affiliated with one another and issued convertible promissory notes in evidence thereof. These notes are payable on January 27, 2007, and are convertible into shares of our common stock at $0.50 per share. In lieu of interest, we issued to the lenders warrants to purchase an aggregate of 300,000 shares of our common stock for $0.50 per share. These warrants are currently exercisable for a five-year period.

In July 2006 the Company borrowed $153,112 from a significant shareholder with no formal documentation.

In June 2006 the Company borrowed $50,000 from an unrelated individual which was payable in July 2006. As of this date the note has not been repaid. Interest on the note is to be paid in 36,364 shares of the Company common stock on the date of repayment.

In June 2006 the Company received $150,000 from an investor for the issuance of 250,000 shares of its common stock. The shares are to be issued by the Company in the second quarter of its 2007 fiscal year.

In March and April 2006, the Company received proceeds of $1,959,999 for the issuance of 3,266,665 restricted shares of its common stock. As of July 31, 2006 the Company has issued 1,950,000 shares with the balance of 1,316,665 to be issued in the second quarter of the Company's 2007 fiscal year. The aggregate amount received on the unissued shares, $789,999, is included as a current liability in the accompanying balance sheet.

Between December 2005 and February 2006 the Company issued convertible notes aggregating $802,167. The notes consist of $150,000 received from the aforementioned significant shareholder, $552,167 from two unrelated companies, and $100,000 from a Company director. These demand notes bear interest at 12% per annum and require monthly interest payments only beginning January 1, 2006. The principal and unpaid accrued interest may be converted at any time into the equity securities of Holdings at $0.45 per share or pursuant to any private placement equal to or in excess of $5 million closed by the Company on or before December 31, 2006, at a price equal to twenty percent below the price at which the Company issues any such securities. In March 2006 the two unrelated companies converted the amounts owed under their notes aggregating $570,204, which included accrued interest of $18,037, into 1,267,119 shares of Holdings' common stock. At July 31, 2006 principal outstanding on these notes aggregated $250,000, $150,000 from the Company's shareholder and $100,000 from the aforementioned director. In connection with these notes the Company also issued warrants to purchase 445,646 shares of Holdings' common stock at an exercise price of $0.45 per share as follows: warrants for 83,333 shares to the aforementioned significant shareholder, warrants for 306,757 shares to the unrelated companies and warrants for 55,556 to the director of the Company. The warrants are exercisable for a five year period from the date of the note. The warrants include a cashless exercise provision and anti-dilution protection to the holders. The Company had determined, as of the date the notes were issued, in accordance with APB 14, the warrants had no value.

On September 22, 2005 the Company borrowed $100,000 from an unrelated individual which accrues interest at a rate of 6% per annum which was payable along with unpaid principal on June 21, 2006. In July the Company issued 50,000 restricted shares of Holding's common stock in consideration for extending the repayment date to August 22, 2006. Company management has determined the value of such shares was $18,525 which is included in interest expense in the accompanying consolidated statements of operations for the three months ended July 31, 2006.

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

In October 2004 the Company modified secured borrowing agreements with Nexcomm International Beverages, LLC ("Nexcomm"), a company controlled by the aforementioned significant shareholder of the Company. On the modification date the Company issued a note to Nexcomm aggregating $155,975, which represented unpaid principal and interest on the original notes. The modified note was due on May 1, 2005 but was informally extended by Nexcomm with no stipulated repayment date. The note bears interest at 11%. As of July 31, 2006 the unpaid balance, including interest, aggregated $106,050.

In October 2004 the Company modified unsecured borrowing agreements with the significant shareholder noted in the previous paragraph. On the modification date the Company issued two notes to the shareholder aggregating $396,727, which represented unpaid principal and interest on the original notes. The notes bear interest at 10% per annum and required installment payments representing principal and interest at various dates through September 1, 2005. The notes were informally extended by the shareholder with no stipulated repayment dates. As of April 30, 2005 the Company satisfied $100,000 of these notes by issuing 222,222 restricted shares of Holdings' common stock. As of July 31, 2006 the unpaid balance, including interest, on these notes aggregated $345,326.

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

We require additional working capital to continue operating as a going concern and to expand our business. We anticipate that increased sales revenues will help to some extent, but we will need to obtain funds from equity or debt offerings, and/or from a our new and expanded credit facilities. In the event we are not able to increase working capital, we may not be able to achieve all or part of our plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business in fiscal 2007 may be materially adversely affected.

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

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART III OTHER INFORMATION

Item 1 Legal Proceedings

In December 2004 the Company was sued in the Superior Court of New Jersey by a European supplier for $51,656. The Company in turn filed a counterclaim against the supplier. In May 2006 the case was settled with the European supplier agreeing to certain marketing stipulations on its products and Drinks paid $15,000 upon the execution of those stipulations.

On January 18, 2006 the Company was sued by an Australian company which is affiliated with the Company's Australian wine supplier, in the United States District Court for the Central District of California, Case No. CV06-8318. The Plaintiff sought recovery of compensatory damages of $450,000, punitive damages of an unspecified amount, recovery of costs and attorneys' fees based on allegations of nonpayment of goods. The case was settled in September 2006 with the Company agreeing to pay the plaintiff $325,000.

In July 2006 a beverage distributor initiated litigation in the Supreme Court of the State of New York in Bronx County (Index No. 17776-2006) against the Company. The plaintiff has demanded payment of an aggregate of $86,921, in connection with amounts allegedly owed by Rheingold Brewing Company Inc. and allegedly assumed by the Company in the Rheingold acquisition and certain amounts allegedly owed by the Company itself.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

In July 2006 the Company issued convertible notes aggregating $300,000 to two unrelated entities. The proceeds from the borrowings are to be used for working capital purposes. The principal may be converted at any time into the equity securities of the Company at $0.50 per share on or before January 27, 2007. In lieu of interest payments warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $0.50 per share were issued to the note holders.

In June 2006 the Company borrowed $50,000 from an unrelated individual which was payable in July 2006. Interest on the note is to be paid in 36,364 shares of the Company common stock on the date of repayment. To date no amounts have been repaid.

In July 2006 166,667 shares of Holding's common stock were issued as a donation to a charitable organization. Company management has determined the value of such shares were $62,833 which is included in the accompanying consolidated statements of operations.

In July 2006 50,000 shares of Holdings' common stock were issued in consideration of a loan extension.

In August 2006 the Company issued 80,000 shares of its restricted common stock in consideration of payment of an invoice.

In August 2006 the Company borrowed $400,000 and issued a convertible promissory note in like amount. The proceeds of the note are to be used for working capital purposes. This note is due and payable in February 2007 and bears interest at the rate of 10% per annum and is convertible into shares of Holding's common stock at $0.60 per share. In connection with this loan, the Company issued 333,333 shares of our Holding's common stock and agreed to issue such additional shares as may be necessary to cause the value of the shares on the date of issue to equal not less than $200,000 based on the average closing price of Holding's common stock for the five trading days immediately preceding the date of issue.

Item 3. Defaults Upon Senior Securities

        We have violated certain covenants contained in the Senior Notes (an aggregated of $1,350,000 issued to investors between March 15 and May 9, 2005 of which $500,000 was subsequent converted in Company stock). The remaining holders of the Senior Notes have not declared a default under the Senior Notes.

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

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

      September 19, 2006

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