Form 10QSB
period 2006-10-31
DRINKS AMERICAS HOLDINGS, LTD
filed 2006-12-20
CIK 873540

DRINKS AMERICAS HOLDINGS, LTD
                                AND AFFILIATES

                                   FORM 10-QSB

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2006

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


Item 3.     Controls and Procedures



PART II     OTHER INFORMATION

Item 1.     Legal Proceedings
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.     Defaults Upon Senior Securities
Item 4.     Submission of Matters to a Vote of Security Holders
Item 5.     Other Information
Item 6.     Exhibits


                              EXPLANATORY NOTE


Unless otherwise indicated or the context otherwise requires, all references in this Report on Form 10-QSB to "we", "us", "our" and the Company are to Drinks Americas Holdings, Ltd., a Delaware corporation and formerly Gourmet Group, Inc., a Nevada corporation, and its majority owned subsidiaries Drinks Americas, Inc., Drinks Global, LLC, D.T. Drinks, LLC., and Maxmillian Mixers, LLC, and Maxmillian Partners, LLC.

             Cautionary Notice Regarding Forward Looking Statements


We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This Report on Form 10-QSB contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information are forward looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances and projections about future events are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. These risk and uncertainties include, but are not limited to: (i) competitive factors, including pricing pressures; (ii) variability in quarterly sales; (iii) economic trends generally and in various markets; (iv) general economic conditions; (v) market acceptance and unanticipated risks associated with introducing new products; (vi) sales and distribution issues; (vii) dependence on key personnel; (vii) other events and important factors disclosed previously and from time to time in our filings with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                          PART 1 FINANCIAL INFORMATION

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2006 and APRIL 30, 2006

                                                            October 31, 2006   April 30, 2006
                                                              ------------      ------------
ASSETS                                                        (Unaudited)
Current Assets:
   Cash and cash equivalents                                  $    177,881      $    397,766
   Accounts receivable, net of allowance                         2,073,163           292,344
    Advances on letters of credit                                  770,646                --
    Due from factor                                                     --            37,592
   Inventories                                                     864,410           624,216
   Other current assets                                            317,834           132,335
                                                              ------------      ------------

            Total current assets                                 4,203,934         1,484,253

Property and Equipment, at cost less accumulated
     depreciation and amortization                                 124,475            57,051

Investment in Equity Investees                                      50,024            50,024

Intangible assets, net of accumulated amortization                 976,235           999,217

Deferred loan costs, net                                            33,438                --

Other                                                              111,629            24,994
                                                              ------------      ------------

                                                              $  5,499,735      $  2,615,539
                                                              ============      ============
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
  Accounts payable                                            $  2,794,919      $  2,422,255
  Notes and loans payable                                        5,000,419         2,357,576
  Accrued expenses                                               1,808,429         1,450,053
  Advances on shares to be issued                                1,139,999           789,999
                                                              ------------      ------------

          Total current liabilities                             10,743,766         7,019,883

Long-term debt, less current maturities                            100,000           100,000

                                                              ------------      ------------
                                                                10,843,766         7,119,883
Shareholders' deficiency
 Preferred Stock, $0.001 par value; 1,000,000 shares
    authorized; none issued                                             --                --
Common Stock, $0.001 par value; 100,000,000 authorized:
  issued and outstanding 64,282,594 and 62,707,453 shares           64,282            62,707
Additional paid-in capital                                      11,824,638        10,838,165
Accumulated deficit                                            (17,232,951)      (15,405,216)
                                                              ------------      ------------
                                                                (5,344,031)       (4,504,344)
                                                              ------------      ------------

                                                              $  5,499,735      $  2,615,539
                                                              ============      ============

See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                      Six months ended                Three months ended
                                         October 31,                      October 31,
                               ----------------------------      ----------------------------
                                   2006             2005             2006             2005
                               -----------      -----------      -----------      -----------
Net sales                      $ 2,577,450      $   830,820      $ 2,241,145      $   522,520

Cost of sales                    1,461,223          604,792        1,247,138          376,508
                               -----------      -----------      -----------      -----------

     Gross margin                1,116,227          226,028          994,007          146,012

Selling, general &
 administrative expenses         2,691,617        2,202,263        1,852,966        1,066,801
                               -----------      -----------      -----------      -----------

  Loss before other income
    (expense):                  (1,575,390)      (1,976,235)        (858,959)        (920,789)

Other income (expense):
     Interest                     (253,207)        (138,847)        (174,252)         (65,920)
     Other                             862          190,000             (537)         190,000
                               -----------      -----------      -----------      -----------
                                  (252,345)          51,153         (174,789)         124,080
                               -----------      -----------      -----------      -----------

      Net Loss                 $(1,827,735)     $(1,925,082)     $(1,033,748)     $  (796,709)
                               ===========      ===========      ===========      ===========

Net loss per share
(Basic and Diluted)            $     (0.03)     $     (0.03)     $     (0.02)     $     (0.01)
                               ===========      ===========      ===========      ===========

See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED OCTOBER 31, 2006 AND 2005 (Unaudited)

                                                                         2006            2005
                                                                     -----------      -----------
Cash Flows From Operating Activities:
Net loss                                                             $(1,827,735)     $(1,925,082)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation and amortization                                           48,435          146,255
  Earnings in equity method investees                                         --          (10,000)
  Stock and warrants issued for services of
    vendors and interest payments                                        384,211               --
  Changes in operating assets and liabilities:
  Accounts receivable                                                 (1,780,819)         (68,917)
  Due from factor                                                         37,592          (68,116)
  Inventories                                                           (240,194)          43,173
  Other current assets                                                  (185,499)          18,012
  Other assets                                                           (86,635)              --
  Accounts payable                                                       372,664          570,585
  Accrued expenses                                                       472,214          700,022
                                                                     -----------      -----------

            Net cash used in operating activities                     (2,805,766)        (594,068)
                                                                     -----------      -----------

Cash Flows From Investing Activities:
  Acquisition of property and equipment                                  (87,400)              --
  Acquisition of intangibles and deferred charges                             --           (9,000)
  Other                                                                       --              496
                                                                     -----------      -----------

            Net cash used in investing activities                        (87,400)          (8,504)
                                                                     -----------      -----------

Cash Flows From Financing Activities:
  Proceeds from issuance of common stock issued and to be issued         500,000               --
  Proceeds from debt                                                   3,032,843          393,500
  Repayment of debt                                                      (50,000)          (1,435)
  Advances on letters of credit                                         (770,646)              --
  Payments for loan costs                                                (38,916)              --
                                                                     -----------      -----------

            Net cash provided by financing activities                  2,673,281          392,065
                                                                     -----------      -----------

            Net decrease in cash and equivalents                        (219,885)        (210,507)

Cash and equivalents - beginning                                         397,766          231,578
                                                                     -----------      -----------

Cash and equivalents - ending                                        $   177,881      $    21,071
                                                                     ===========      ===========

Supplemental disclosure of non-cash investing
and financing transactions:
   Conversion of long-term debt and accrued interest into
   shares of common stock                                            $   453,813      $ 1,020,291
                                                                     ===========      ===========

Acquisition of business: Current assets less current liablities               --           49,323
                                  Intangible and other assets                 --          298,337
                                  Stock issued at fair value                  --          (86,957)
                                  Payable to seller                           --         (182,057)
                                                                     ===========      ===========

Supplemental disclosure of cash flow information:
     Interest paid                                                   $    37,426      $    17,859
                                                                     ===========      ===========

     Income taxes paid                                               $        --      $        --
                                                                     ===========      ===========

See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    Basis of Presentation and Nature of Business

      Basis of presentation

On March 9, 2005 the shareholders of Drinks Americas, Inc. ("Drinks") a company engaged in the business of importing and distributing unique, premium alcoholic and non-alcoholic beverages associated with icon entertainers, sports figures, celebrities and destinations, to beverage wholesalers throughout the United States, acquired control of Drinks Americas Holdings, Ltd. ("Holdings"). Holdings was incorporated in the State of Delaware on February 14, 2005. On March 9, 2005 (the "Acquisition Date") Holdings merged with Gourmet Group, Inc., (`Gourmet"), a publicly traded Nevada corporation, which resulted in Gourmet shareholders acquiring 1 share of Holdings' common stock in exchange for 10 shares of Gourmet's common stock. Both Holdings and Gourmet were considered "shell" corporations, as Gourmet had no operating business on the date of the share exchange, or for the previous three years. Pursuant to the June 9, 2004 Agreement and Plan of Share Exchange among Gourmet, Drinks and the Drinks' shareholders, Holdings, with approximately 4,058,000 shares of outstanding common stock, issued approximately 45,164,000 of additional shares of its common stock on March 9, 2005 to the common shareholders of Drinks and to the members of its affiliate Maxmillian Mixers, LLC (`Mixers'), in exchange for all of the outstanding Drinks' common shares and Mixers' membership units, respectively. As a result Maxmillian Partners, LLC, ("Partners"), which owned 99% of the Drinks' outstanding common stock and approximately 55% of Mixers' outstanding membership units, became Holding's controlling shareholder with approximately 87% of Holding's outstanding common stock. For financial accounting purposes this business combination has been treated as a reverse acquisition, or a recapitalization of Partners' subsidiaries (Drinks and Mixers).

Partners, which was organized as a Delaware limited liability company on January 1, 2002 and incorporated Drinks in Delaware on September 24, 2002, subsequent to March 9, 2005 transferred all of its Holding's shares to its members as part of a plan of liquidation.

On March 11, 2005 Holdings and an individual organized Drinks Global, LLC ("DGI"). Holdings owns 90% of the membership units and the individual, who is the president of DGI, owns 10%. DGI's business is to import wines from various parts of the world and sell them to distributors throughout the United States. In May 2006 Holdings organized D.T. Drinks, LLC ("DT Drinks"), a New York limited liability company, for the purpose of selling certain alcoholic beverages.

The accompanying consolidated balance sheets as of October 31, 2006 and April 30, 2006 and the results of operations and cash flows for the six months ended October 31, 2006 and 2005 and results of operations for the three months ended October 31, 2006 and 2005 reflect Holdings its majority-owned subsidiaries and Partners (collectively, the "Company"). All intercompany transactions and balances in these financial statements have been eliminated in consolidation. The amount of common and preferred shares authorized, issued and outstanding as of October 31, 2006 is those of Holdings. Common shares issued at the Acquisition Date represent the number of outstanding shares of Holdings before the share exchange with Partners.

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. The Company has an accumulated deficit of $17,232,951 as of October 31, 2006 and has incurred significant operating losses and negative cash flows from operations since inception. These factors indicate the Company may not be able to continue as a going concern. Management anticipates cash flows from the proceeds of additional debt and equity offerings in fiscal 2007. Management has and plans to introduce additional new products and expand marketing efforts of all of its products to increase volume and reduce operating losses in fiscal 2007. There can be no assurance, however that management's plans will enable the Company to attain profitable operations or generate sufficient cash flows from operations and financing activities necessary to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of October 31, 2006, its results of operations for the six and three months ended October 31, 2006 and 2005 and its cash flows for the six months ended October 31, 2006 and 2005. Information included in the balance sheet as of April 30, 2006 has been derived from the Company's audited balance sheet included in the Company's Annual Report on Form 10-KSB for the year ended April 30, 2006 (the "Form 10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC for the interim financial statement, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the other information in the Form 10-KSB.

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

The Company recognizes revenue dilution from items such as product returns, inventory, credits, discounts and other allowances in the period that such items are first expected to occur. The Company has not realized material amounts of revenue dilution in the periods covered by this report. In this regard, the Company does not offer its clients the opportunity to return products for any reason other than manufacturing defects. No material amounts of product returns have occurred during this fiscal year. In addition, the Company does not offer incentives to its customers to either acquire more products or maintain higher inventory levels of products than they would in the ordinary course of business. The Company assesses levels of inventory maintained by its customers through telephone communications with its customers and believes that most maintain low levels of inventory of its products. Furthermore, it is the Company's policy to accrue for material post shipment obligations and customer incentives in the period the related revenue is recognized. As of October 31, 2006 there were no such amounts to accrue.

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

3.    Inventories

            Raw materials                                              $317,426
            Finished goods                                              546,984
                                                                       --------
                                                                       $864,410
                                                                       ========

4.    Notes and Loans Payable

            Private placement senior convertible notes         (1)   $  510,000
            Unsecured bank note payable                                 150,000
            Due to sellers of acquired business                         219,550
            Secured and unsecured notes payable to shareholders       1,135,501
            Other convertible notes                                   1,050,000
            Revolving finance facility                                1,785,368
            Other                                                       150,000
                                                                     ----------
                                                                     $5,000,419
                                                                     ==========

            (1) Includes $100,000 owed to a company controlled by one of our directors.

During the six months ended October 31, 2006 activity relating to the Company's borrowings is as follow:

Between August 1 through October 31, 2006, various senior convertible note holders converted $340,000 principal plus $113,813 interest into 1,008,474 shares of Holdings common stock.

In December 2006, a senior convertible note holder converted $10,000 principal plus $1,683 of interest into 25,962 shares of Holdings common stock. In September 2006 the largest remaining note holder requested that its $400,000 note be extended to March 22, 2007 of which $200,000 principal plus $10,111 was subsequently converted in December 2006 into 466,914 shares of Holdings common stock.

In October 2006, the Company borrowed $250,000 and issued a convertible promissory note in like amount. This note is payable in October 2007 but may be extended one year at the Company's option and is convertible into shares of our common stock at $0.60 per share.

The note bears interest at 12% per annum and is payable quarterly commencing January 2007. At the option of the lender interest can be paid in shares of Company common stock at a rate of 15% discount to the market price. In connection with this borrowing we issued warrants to purchase 250,000 shares of our common stock for $0.60 per share. These warrants are currently exercisable for a five-year period. The Company had determined, as of the date the notes were issued, in accordance with APB 14, the warrants had a value of $18,675 which is being expensed over the life of the related debt. At October 31, 2006 the value of the warrants of $18,010 which is net of amounts expensed is included in other assets in the accompanying consolidated balance sheet as of October 31, 2006.

In August 2006 the Company borrowed $75,000 from the Chairman of the Board of Directors for working capital purposes. Although there is no formal documentation for this loan both parties informally agreed to accrue interest at 7% per annum.

In August 2006, the Company borrowed $400,000 and issued a convertible promissory note in like amount. This note is due and payable in February 2007 and bears interest at the rate of 10% per annum and is convertible into shares of Holdings common stock at $0.60 share. As consideration for additional interest and points on this loan the Company will issue 333,333 shares of Holdings common stock at maturity and agreed to issue such additional shares as may be necessary to cause the value of the shares on the date of issue to equal not less than $200,000 based on the average closing price of Holdings common stock for the five trailing days immediately preceding the date of issue. The Company has determined that the value of the 333,333 shares of common stock as of the date the notes were issued was $127,833 which is included in the accompanying consolidated balance sheet in other current assets net of amounts expensed of $62,170.

In July 2006, we borrowed an aggregate of $300,000 from two entities which are affiliated with one another and issued convertible promissory notes in evidence thereof. These notes are payable on January 27, 2007, and are convertible into shares of our common stock at $0.50 per share. In lieu of interest, we issued to the lenders warrants to purchase an aggregate of 300,000 shares of our common stock for $0.50 per share. These warrants are currently exercisable for a five-year period. The Company has determined, as of the date the notes were issued, the warrants had a value of $15,000, in accordance with APB 14, which is included in the accompanying consolidated balance sheet in other current assets less amounts expensed of $7,787. In December 2006 the two entities converted the notes into an aggregate of 600,000 shares of Holdings stock.

In July 2006 the Company borrowed $153,112 from a significant shareholder who beneficially owns greater thant 10% of the Company's outstanding stock, and although there is no formal documentation, both parties informally agreed to accrue interest at 10% per annum.

In June 2006 the Company borrowed $50,000 from an unrelated entity which was payable in July 2006. Interest on the note was paid in 36,364 shares of Holdings common stock which the Company determined had a value of $14,182 as of the date of the note which is included in interest expense in the accompanying statement of operations for the six months ended October 31, 2006. The 36,364 shares were issued in December 2006. The lender has demanded repayment of which the Company will comply.

In June 2006 the Company entered into a $10 million, three year, asset-based revolving finance facility with BACC (a division of Sovereign Bank) which is used for working capital purposes. Interest on the line will accrue at 1.5% above the prime rate. The facility is secured by a first security interest in the assets of the Company other than those of DT Drinks of which it has a subordinate interest to Production Finance International, LLC ("PFI") (see below). At October 31, 2006 $1,785,368 is outstanding on this facility.

Also in June 2006, the Company entered into a $1.5 million purchase order financing facility with PFI to be used to finance the acquisition of certain inventory. The facility bears interest at 5% plus prime per annum on amounts advanced. PFI has a first security interest in the assets of DT Drinks. At October 31, 2006 the Company had approximately $800,000 of outstanding letters of credit.

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

6.    Accrued expenses

            Payroll and consulting fees owed to officers,
            directors and shareholders                               $  827,754
            All other payroll                                           181,204
            Interest (Includes $91,656 due to directors)                179,676
            Others                                                      619,795
                                                                     ----------
                                                                     $1,808,429
                                                                     ==========

7.    Shareholders' Deficit

From inception we have had no employee stock option or incentive plans.

Outstanding stock purchase warrants as of October 31, 2006 to purchase an aggregate of 2,695,646 shares of Holdings common stock were as follows:

Warrants issued in connection with senior convertible notes issued between March and May 2005 to purchase an aggregate of 1,350,000 shares of Holdings common stock at a per share price of $0.45. The warrants may be exercised at any time up to five years from the date of the notes. The Company had determined, as of the date the notes were issued, in accordance with APB 14, the warrants had no value. Warrants to purchase 100,000 shares are owned by an entity owned by a director of the Company.

Warrants issued in connection with convertible notes issued between December 2005 and February 2006 to purchase an aggregate of 445,646 shares of Holding's common stock at an exercise price of $0.45 per share. The warrants may be exercised at any time up to five years from the date of the notes. The Company had determined, as of the date the notes were issued, in accordance with APB 14, the warrants had no value. Warrants to purchase 55,556 shares are owned by a director of the Company and warrants to purchase 83,333 shares are owned by the aforementioned significant shareholder of the Company.

Warrants issued in connection with consulting services issued in February 2006 to purchase an aggregate of 250,000 shares of the Company's common stock at an exercise price of $0.56 per share. The warrants may be exercised at any time up to February 2011. The Company has determined, as of the date the notes were issued, that the warrants had a value of $13,975 in accordance with FAS 123(R) which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the six months ended October 31, 2006.

Warrants issued in connection with convertible notes issued in July 2006 to purchase an aggregate of 300,000 of Holding's common stock at an exercise price of $0.50 per share. The warrants were issued in lieu of interest payments. The warrants may be exercised at any time up to five years from the date of the notes. As previously disclosed The Company has determined, in accordance with APB 14, as of the date the notes were issued, the warrants had a value of $15,000.

In August 2006 in connection with a consulting agreement the Company issued warrants to purchase 100,000 shares of Holdings common stock at an exercise price of $0.60 per share. The warrants may be exercised at any time up to five years from the date of the agreement. The Company has determined as of the date the warrants were issued that the warrants had a value of $7,470 in accordance with FAS 123(R), which is included, net of $2,041 expensed, in other assets in the accompanying consolidated balance sheet as of October 31, 2006. In addition, under the terms of the agreement the consultant received 175,000 shares of Holdings common stock which were issued in December 2006 and is to receive an additional 100,000 warrants for each contract year with an exercise price to be determined by the Company's board of directors. The agreement is for three years with an automatic two year extension.

In August 2006, as disclosed in Note 4, in connection with the $250,000 convertible note, the Company issued warrants to purchase 250,000 shares of Holdings common stock at an exercise price of $0.60 per share. The warrants may be exercised at any time up to five years from the date of the agreement.

During the six months ended October 31, 2006 the Company issued an additional 1,575,141 shares of its common stock as follows:

Between August 1, and October 31, 2006, various senior convertible note holders converted $340,000 principal plus $113,813 interest into 1,008,474 shares of Holdings common stock.

In October 2006 we issued 250,000 shares at a purchase price of $ 0.60 per share to an investor in the Company.

In October 2006 20,000 shares were issued as consideration to a vendor for amounts due at a value of $0.60 per share.

In August 2006 the Company issued 80,000 restricted shares of its common stock as consideration for professional services. Company management has determined the value of such shares were $25,480, which was at a discount to the "market" price due to transfer restrictions, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the six and three months ended October 31, 2006.

166,667 shares were issued in July 2006 as a donation to a charitable organization which is run by the owner of one of the Company's vendors. Company management has determined the value of such shares at the date of issuance was $62,833 which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the six months ended October 31, 2006.

50,000 shares were issued in July as consideration of a loan extension. Company management has determined the value of such shares were $18,525 which is included in interest expense in the accompanying consolidated statements of operations for the six months ended October 31, 2006.

8.    Related Party Transactions

Related party transactions, in addition to those referred to in Notes 4 and 5, are as follows:

We incurred fees to a consulting company owned by a director of the Company aggregating $50,000 for the six months ended October 31, 2006 and 2005 and $25,000 for the three months ended October 31, 2006 and 2005. We incurred fees to two consulting companies controlled by our Chairman of the Board aggregating $120,000 and $60,000 for the six and three months ended October 31, 2005, respectively. We owed the Chairman's firms $84,550 and the other director's firm $80,003 as of October 31, 2006.

We incurred fees for legal services to a company owned by a director of the Company aggregating $30,000 during the six months ended October 31, 2006.

9.    Sales Concentration

For the six and three months ended October 31, 2006 one customer accounted for 30.1% and 34.6%, respectively, of our net sales. For the six months ended October 31, 2005 two customers accounted for 14.4% and 12.1% of our net sales, respectively and for the three months for each October 31, 2005 one customer accounted for 14.4% of our net sales.

10.   Litigation

In December 2004 the Company was sued in the Superior Court of New Jersey by a European supplier for $51,656. The Company in turn filed a counterclaim against the supplier. In May 2006 the case was settled with the European supplier agreeing to certain marketing stipulations on its products and Drinks paid $15,000 upon the execution of those stipulations.

On January 18, 2006 the Company was sued by an Australian company which is affiliated with the Company's Australian wine supplier, in the United States District Court for the Central District of California. The Plaintiff sought recovery of compensatory damages of $450,000, punitive damages of an unspecified amount, recovery of costs and attorneys' fees based on allegations of nonpayment of goods. The case was settled in September 2006 with the Company agreeing to pay the supplier $350,000. As of October 31, 3006 $175,000 has been paid and the balance of $175,000 is included in accounts payable in the accompanying consolidated balance sheet. The balance of the settlement was paid in December 2006.

In July 2006 a beverage distributor initiated litigation in the Supreme Court of the State of New York against the Company. The plaintiff has demanded payment of an aggregate of $86,921, in connection with amounts allegedly owed by Rheingold Brewing Company Inc. and allegedly assumed by the Company in the Rheingold acquisition and certain amounts allegedly owed by the Company itself. The companies are attempting to negotiate a settlement.

In November 2006 a creditor filed a motion for summary judgment in lieu of complaint, in the Supreme Court of the State of New York, to collect $100,000 plus interest due under a negotiable promissory note. Due to certain credits, the Company believes the liability to be considerably less than the face amount of the note. The parties are currently negotiating a settlement.

11.   Subsequent Events

Subsequent events, in addition to those referred to in Note 4, are as follows:

In November and December 2006 the Company issued 4,064,695 restricted shares of Holding's common stock as follows: 1,899,998 shares were issued to investors who had invested in the Company from March 1, 2006 to October 31, 2006, 1,458,333 shares were issued to investors who had invested in the Company subsequent to October 31, 2006 for a purchase price of $0.60 per share, 36,364 shares were issued in lieu of an interest payment on a note payable, 355,000 shares issued in consideration of amounts owed on open invoices, 175,000 shares issued in connection with a consulting agreement, and 140,000 shares were issued relating to a distribution agreement

12.   Other

The Company has received inquiry from the SEC relating to its Form 10KSB for the years ended April 30, 2006 and 2005 and its Form 10QSB for the Quarters ended July 31, 2005, October 31, 2005 and January 31, 2006. The Company is awaiting the SEC's final response before the applicable filings are amended. Such amendments could have an affect on the Company's financial statements for the periods under review.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis summarizes the significant factors affecting our (1) consolidated results of operations for the six and three months ended October 31, 2006, compared to the six and three months ended October 31, 2005, and (2) financial liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Report, and the audited consolidated financial statements and notes included in Form 10-KSB, which Report was filed on August 14, 2006.

Six Months Ended October 31, 2006 and 2005:

The Company sold Trump Super Premium Vodka for one month of the quarter ended October 31, 2006, the final month.

Net Sales. Net sales were $2,577,450 for the six months ended October 31, 2006 compared to net sales of $830,820 for the six months ended October 31, 2005, an increase of 210%. The increase is due to the sales of Trump Super Premium Vodka which commenced in the last month of the second quarter of fiscal 2007.

The Company launched Trump Super Premium Vodka in New York, New Jersey, Connecticut, Massachusetts, Rhode Island, Vermont, New Hampshire, Maryland and Georgia. Concurrently in October 2006 the Company manufactured and secured distribution partners and continues to roll out Trump Super Premium Vodka in Florida, California and the balance of the United States and fully anticipates complete US distribution by February 2007 in all non control state markets.

 Total Trump Super Premium Vodka sales aggregated $1,895,486 on 17,965 cases sold, which accounted for 73.5% of total dollar sales and 47.2% of total case for the six months ended October 31, 2006. Sales of all alcoholic products aggregated approximately $2,460,000 on 22,649 cases sold for the six months ended October 31, 2006 as compared to approximately $660,000 on 7,345 cases sold for the six months ended October 31, 2005. As a result of limited working capital and the focus of a significant portion of our available resources to Trump Super Premium Vodka we did not maintain adequate levels of inventory for certain alcoholic brands which adversely affected their sales in fiscal 2007 and 2006. In addition, in fiscal 2006 there was an interruption in our Norman's Wine business due to the bankruptcy of the Norman's Wines supplier and a subsequent change in control and various disagreements with the Company resulting in an inability to represent brand continuity to distributors. Sales of Norman's Wines were 161 cases for the six months ended October 31, 2006 as compared to 2,358 cases for the same period of the prior year. The expansion of our fine wines business had a positive impact on sales in the first half of fiscal 2007 as compared to the first half of the previous year. Net sales of our non-alcoholic products decreased to approximately $117,000 in second half of fiscal 2007 as compared to $230,610 in the first half of fiscal 2006. The decrease is due to the decrease in sales of Newman's Own Lightly Sparkling Fruit Juices ("Newman's"), which represented the Company's only non-alcoholic product in the first half of fiscal 2007. Sales of Newman's were also hurt by insufficient working capital and the Company's main focus on Trump Super Premium Vodka.

Gross Margin. Gross margin was $1,116,227 for the first half of fiscal 2007 (43.3% of net sales)an increase of $890,199 compared to gross margin of $226,028 (27.2% of net sales) for the first half of fiscal 2006. Both the dollar increase and percentage increase in gross profit can be attributed to the sale of Trump Super Premium Vodka. Trump Super Premium Vodka is sold at a substantially higher gross margin than our other products. The percentage increase in gross profit can be attributed, on a much smaller scale, to the sale of Newman's. Newman's was introduced in the first quarter fiscal 2006 with market price support in order to establish the product in the marketplace.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $2,692,000 for the six months ended October 31, 2006 compared to $2,202,000 for the six months ended October 31, 2005, an increase of $490,000. The increase in the current fiscal year was due to a number of positive and negative variances. Selling expenses directly relating to Trump Super Premium Vodka aggregated approximately $800,000 for the six months ended October 31, 2006 and $0 for the previous year. The main portion of these expenses were for promotions to launch the product. In addition there was an increase in sales commissions as well as royalties relating to the sale of Trump Super Premium Vodka sales. Charges relating to our purchase order financing which commenced in 2007 aggregated approximately $130,000 for the six months ended October 31, 2006. Travel expenses have increased to approximately $183,000 for the six months ended October 31, 2006 from $96,000 for same period of the prior year. The increase is due to traveling expenses relating to Trump Super Premium Vodka. The first half of fiscal 2006 was negatively affected by a settlement of an account balance with a former marketing agency in the amount of $100,000. In addition there was a decrease in administrative staff and outside consulting services in the first half of fiscal 2007 as compared to the first half of fiscal 2006. Amortization expense relating to loan costs incurred decreased by approximately $100,000 in the first half of fiscal 2007 compared to the same period of the previous year.

Other Income (Expense). Other income (expense) were ($252,000) net, for the six months ended October 31, 2006 compared to $51,000 net, for the six months ended October 31, 2005. Interest expense increased for the six months ended October 31, 2006 as compared to the same period of the previous year by approximately $114,000 due to additional debt financing. The increase in net expenses included a gain in fiscal 2006 of $180,000 from the settlement with a former supplier.

Three Months Ended October 31, 2006 and 2005:

Net Sales: Net sales were $2,241,145 for the three months ended October 31, 2006 compared to net sales of $522,520 for the three months ended October 31, 2005. The increase was due to the launch of Trump Super Premium Vodka in second quarter fiscal 2007. Alcoholic product sales were $2,222,425 on 20,667 cases sold for the three months ended October 31, 2006 compared to $428,745 on 5,402 cases for the same period of the prior year. Sales of non-alcoholic products for the three months ended October 31, 2006 were $18,720 on 2,080 cases sold of Newman's compared to $133,313, $124,853 of Newman's on 14,517 cases sold, for the three months ended October 31, 2005. Due to inadequate working capital during this time period we had to strategically de-emphasize certain products. Drinks is now in the process of rebuilding those products inventories.

Gross margin: Gross margin was $994,007 (44.4% of net sales) for the three months ended October 31, 2006 compared to gross margin of $146,012 (27.9% of net sales) for the three months ended October 31, 2005. The increase in both the dollar amount and percentage of sales in gross profit can be attributed to the commencement of Trump Vodka sales which is sold at a substantially higher gross-profit than our other brands.

Selling, General and Administrative Expenses: Selling, general and administrative expenses were $1,852,966 for the three months ended October 31, 2006 compared to $1,066,801 for the same period of the prior year. Selling and marketing costs for the three months ended October 31, 2006 aggregated approximately $892,000 compared to $287,000 for the same period of the prior year. The increase is predominately due to promotional expenses as well as commissions and expenses relating to Trump Vodka. Charges relating to our purchase order financing which commenced in 2007 aggregated approximately $130,000 for the three months ended October 31, 2006. Travel expenses were $120,000 for the three months ended October 31, 2006 compared to $46,000 for the three months ended October 31, 2006. Amortization expense relating to loan costs incurred decreased by approximately $50,000 in the second quarter of fiscal 2006 as compared to the same period of the prior year.

Other Income (Expense). Other Income (Expense) were ($174,789) net for the three months ended October 31, 2006 compared to $124,080 net, for the three months ended October 31, 2005. Interest expense increased for the three months ended October 31, 2006 as compared to the same period of the previous year by approximately $110,000 due to additional debt financing. For the three months ended October 31, 2006 the Company recognized a $180,000 gain from the settlement with a former supplier.

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

We have experienced net losses and negative cash flows from operations and investing activities from our inception in fiscal 2003. Net losses for the six months ended October 31, 2006 and 2005 aggregated $1,827,735 and $1,925,082 respectively. Cash consumed from operating and investing activities for the six months ended October 31, 2006 was $2,893,166 compared to $602,573 for the six months ended October 31, 2005. This increase in cash consumed in first half fiscal 2007 was the result of costs relating to Trump Super Premium Vodka which was launched in second quarter fiscal 2007. In the six months ended October 31, 2006 net cash provided by financing totaled $2,673,281 which is substantially more than $392,065 provided in the six months ended October 31, 2005.

Between March and December 31, 2006 the Company had received an aggregate of $2,164,999 from various investors for the issuance of 3,608,333 shares of its common stock. In October 2006 250,000 of these shares were issued with the balance issued in December 2006. The aggregate amount received on the unissued shares from March 1, through October 31, 2006, $1,139,999, is included as a current liability in the accompanying consolidated balance sheet.

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

In October 2006, the Company borrowed $250,000 and issued a convertible promissory note in like amount. This note is payable in October 2007 but may be extended one year at the Company's option and is convertible into shares of our common stock at $0.60 per share.
The note bears interest at 12% per annum and is payable quarterly commencing January 2007. At the option of the lender interest can be paid in shares of Company common stock at a rate of 15% discount to the market price. In connection with this borrowing we issued warrants to purchase 250,000 shares of our common stock for $0.60 per share. These warrants are currently exercisable for a five-year period.

In August 2006 the Company borrowed $75,000 from the Chairman of the Board of Directors for working capital purposes. Although there is no formal documentation for this loan both parties informally agreed to accrue interest at 7% per annum.

In August 2006, the Company borrowed $400,000 and issued a convertible promissory note in like amount. This note is due and payable in February 2007 and bears interest at the rate of 10% per annum and is convertible into shares of Holdings common stock at $0.60 share. As consideration for additional interest and points on this loan, the Company will issue 333,333 shares of Holdings common stock at maturity and agreed to issue such additional shares as may be necessary to cause the value of the shares on the date of issue to equal not less than $200,000 based on the average closing price of Holdings common stock for the five trailing days immediately preceding the date of issue.

In July 2006 the Company issued convertible notes aggregating $300,000 to two unrelated entities. The principal may be converted at any time into the equity securities of the Company at $0.50 per share on or before January 27, 2007. In lieu of interest payments, warrants to purchase 300,000 shares of the Company's common stock were issued to the note holders. In December 2006 the two entities converted the notes into an aggregate of 600,000 shares of Holdings stock

In July 2006 the Company borrowed $153,112 from a significant shareholder with no formal documentation.

In June 2006 the Company borrowed $50,000 from an unrelated entity which was payable in July 2006. Interest on the note was paid in 36,364 shares of Holdings common stock. The lender has demanded repayment of which the Company will comply.

Between December 2005 and February 2006 the Company issued convertible notes aggregating $802,167. The notes consist of $150,000 received from the aforementioned significant shareholder, $552,167 from two unrelated companies, and $100,000 from a Company director. These demand notes bear interest at 12% per annum and require monthly interest payments only beginning January 1, 2006. The principal and unpaid accrued interest may be converted at any time into the equity securities of Holdings at $0.45 per share or pursuant to any private placement equal to or in excess of $5 million closed by the Company on or before December 31, 2006, at a price equal to twenty percent below the price at which the Company issues any such securities. In March 2006 the two unrelated companies converted the amounts owed under their notes aggregating $570,204, which included accrued interest of $18,037, into 1,267,119 shares of Holdings' common stock. At October 31, 2006 principal outstanding on these notes aggregated $250,000, $150,000 from the Company's shareholder and $100,000 from the aforementioned director. In connection with these notes the Company also issued warrants to purchase 445,646 shares of Holdings' common stock at an exercise price of $0.45 per share as follows: warrants for 83,333 shares to the aforementioned significant shareholder, warrants for 306,757 shares to the unrelated companies and warrants for 55,556 to the director of the Company. The warrants are exercisable for a five year period from the date of the note. The warrants include a cashless exercise provision and anti-dilution protection to the holders. The Company had determined, as of the date the notes were issued, in accordance with APB 14, the warrants had no value.

On September 22, 2005 the Company borrowed $100,000 from an unrelated individual which accrues interest at a rate of 6% per annum which was payable along with unpaid principal on June 21, 2006. In July the Company issued 50,000 restricted shares of Holdings common stock in consideration for extending the repayment date to August 22, 2006. In November 2006 a creditor filed a motion for summary judgment in lieu of complaint, in the Supreme Court of the State of New York, to collect $100,000 due under a negotiable promissory note. Due to certain credits, the Company believes the liability to be considerably less than the face amount of the note. The parties are currently negotiating a settlement.


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

Between March 15 and May 9, 2005 the Company issued a series of senior convertible notes totaling $1,350,000, which resulted in net proceeds after deductions for certain costs and fees, of $1,150,000, including a $100,000 note to Greenwich Beverage Group, LLC a company managed by a member of the Company's board of directors. The notes bear interest at 10% per annum, with principal and interest payable in full one year from the date of issuance of the respective note. The notes are past due, but formal demand for payment has not been made. The note holders have discretionary conversion rights to convert all of the principal amount into restricted shares of Holdings' common stock, at a per share price equal to the lower of (1) $0.45 at any time prior to maturity or (2) the per share price realized in a subsequent debt or equity financing of at least six million as defined in the notes. In March 2006 the largest holder of these notes elected to convert his $500,000 note plus accrued interest of $50,556 into 1,267,119 of Holdings' common stock. Between August through December 2006, various senior note holders converted $550,000 principal plus $125,607 interest into 1,501,348 shares of Holdings common stock.
In September 2006 the largest remaining note holder had requested that its note be extended to March 22, 2007 of which the principal balance remaining is $200,000. The principal outstanding on these notes aggregate $300,000, including $100,000 to Greenwich Beverage Group, LLC. In addition each of the note holders was issued separate warrants to purchase an aggregate 1,350,000 shares of the Company's common stock. The warrants may be exercised at any time up to five years from the date of issuance at the same price per share. Both the notes and warrants have certain antidilutive features to the holders of the notes and warrants. In addition, the warrant holders have a cashless surrender option which provides for the number of shares of common stock to be issued upon surrender of the warrants to equal the number of shares underlying the warrants multiplied by a fraction (the numeration of which is $0.45 less the market value of the Company's common stock as defined and the denominator of which is such market value). The Company had determined, as of the date the notes were issued, in accordance with APB 14, the warrants had no value. Amounts owed to these note holders are subordinate to amounts owed to secured creditors, and senior to all other unsecured creditors.

In October 2004 the Company modified secured borrowing agreements with Nexcomm International Beverages, LLC ("Nexcomm"), a company controlled by the aforementioned significant shareholder of the Company. On the modification date the Company issued a note to Nexcomm aggregating $155,975, which represented unpaid principal and interest on the original notes. The modified note was due on May 1, 2005 but was informally extended by Nexcomm with no stipulated repayment date. The note bears interest at 11%. As of October 31, 2006 the unpaid balance, including interest, aggregated $108,066

In October 2004 the Company modified unsecured borrowing agreements with the significant shareholder noted in the previous paragraph. On the modification date the Company issued two notes to the shareholder aggregating $396,727, which represented unpaid principal and interest on the original notes. The notes bear interest at 10% per annum and required installment payments representing principal and interest at various dates through September 1, 2005. The notes were informally extended by the shareholder with no stipulated repayment dates. As of April 30, 2005 the Company satisfied $100,000 of these notes by issuing 222,222 restricted shares of Holdings' common stock. As of October 31, 2006 the unpaid balance, including interest, on these notes aggregated $353,637.

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

Drinks has access to credit facilities from Production Finance International and BACC that will support its expansion and production of inventory. We may require additional working capital to expand our business. We are experiencing increased sales revenues which will help to some extent, but we may decide to obtain funds from equity or debt offerings, and/or from our new and expanded credit facilities. In the event we are not able to increase working capital, we may not be able to achieve all or part of our plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business in fiscal 2007 may be materially adversely affected.

Item 3.     Controls and Procedures

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

                           PART III OTHER INFORMATION

Item 1 Legal Proceedings

In December 2004 the Company was sued in the Superior Court of New Jersey by a European supplier for $51,656. The Company in turn filed a counterclaim against the supplier. In May 2006 the case was settled with the European supplier agreeing to certain marketing stipulations on its products and Drinks paid the balance payable of $15,000 upon the execution of those stipulations.

On January 18, 2006 the Company was sued by an Australian company which is affiliated with the Company's Australian wine supplier, in the United States District Court for the Central District of California. The Plaintiff sought recovery of compensatory damages of $450,000, punitive damages of an unspecified amount, recovery of costs and attorneys' fees based on allegations of nonpayment of goods. The case was settled in September 2006 with the Company agreeing to pay the supplier $350,000. The settlement was for a reduced amount than the balance owed for the goods as a result of the Australian Wine supplier not fulfilling its market commitment. As of October 31, 3006 $175,000 has been paid and the balance of $175,000 is included in accounts payable in the accompanying consolidated balance sheet. The balance of the settlement was paid in December 2006.

In July 2006 a beverage distributor initiated litigation in the Supreme Court of the State of New York against the Company. The plaintiff has demanded payment of an aggregate of $86,921, in connection with amounts allegedly owed by Rheingold Brewing Company Inc. and allegedly assumed by the Company in the Rheingold acquisition and certain amounts allegedly owed by the Company itself. The companies are attempting to negotiate a settlement.

In November 2006 a creditor filed a motion for summary judgment in lieu of complaint to collect $100,000 plus interest due under a negotiable promissory note. Due to certain credits, the Company believes the liability to be considerably less than the face amount of the note. The parties are currently negotiating a settlement.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

In November and December 2006 the Company issued 4,064,695 restricted shares of Holding's common stock as follows: 1,899,998 shares were issued to investors who had invested in the Company from March 1, 2006 to October 31, 2006, 1,458,333 shares were issued to investors who had invested in the Company subsequent to October 31, 2006 for a purchase price of $0.60 per share, 36,364 shares were issued in lieu of an interest payment on a note payable, 355,000 shares issued in consideration of amounts owed on open invoices, 175,000 shares issued in connection with a consulting agreement, and 140,000 shares were issued relating to a distribution agreement.

Between August through December 19, 2006, various senior convertible note holders converted $550,000 principal plus $125,607 interest into 1,501,348 shares of Holdings common stock.

In October 2006, the Company borrowed $250,000 and issued a convertible promissory note in like amount. This note is payable in October 2007 but may be extended one year at the Company's option and is convertible into shares of our common stock at $0.60 per share.

The note bears interest at 12% per annum and is payable quarterly commencing January 2007. At the option of the lender interest can be paid in shares of Company common stock at a rate of 15% discount to the market price. In connection with this borrowing we issued warrants to purchase 250,000 shares of our common stock for $0.60 per share. These warrants are currently exercisable for a five-year period.

In August 2006, the Company borrowed $400,000 and issued a convertible promissory note in like amount. This note is due and payable in February 2007 and bears interest at the rate of 10% per annum and is convertible into shares of Holdings common stock at $0.60 share. As consideration for additional interest and points on this loan, the Company will issue 333,333 shares of Holdings common stock at maturity and agreed to issue such additional shares as may be necessary to cause the value of the shares on the date of issue to equal not less than $200,000 based on the average closing price of Holdings common stock for the five trailing days immediately preceding the date of issue.

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

In July 2006 the Company issued convertible notes aggregating $300,000 to two unrelated entities. The principal may be converted at any time into the equity securities of the Company at $0.50 per share on or before January 27, 2007. In lieu of interest payments warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $0.50 per share were issued to the note holders. In December 2006 the two entities converted the notes into an aggregate of 600,000 shares of Holdings stock

In July 2006 166,667 shares of Holding's common stock were issued as a donation to a charitable organization which is run by the owner of one of the Company's distributed. Company management has determined the value of such shares were $62,833 which is included in the accompanying consolidated statements of operations.

In July 2006 50,000 shares of Holdings' common stock were issued in consideration of a loan extension.

Item 3. Defaults Upon Senior Securities

We have violated certain covenants contained in the Senior Notes (an aggregate of $1,350,000 issued to investors between March 15 and May 9, 2005 of which $1,050,000 was subsequently converted to Company stock. The largest remaining note holder has requested that its remaining principal balance under the notes of $200,000 be extended to March 22, 2007. The other remaining Senior Note holder has not declared a default under the Senior Notes.

Item 4. Discussion of Matters to a Vote of Security Holders

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


      December 20, 2006

                                            DRINKS AMERICAS HOLDINGS, LTD.


                                            By: /s/ J. Patrick Kenny
                                                --------------------------------
                                                J. Patrick Kenny
                                                President and Chief
                                                Executive Officer



                                            By: /s/ Fabio R. Berkowicz
                                                --------------------------------
                                                Fabio R. Berkowicz
                                                Chief Financial Officer