Form 10QSB
period 2007-01-31
DRINKS AMERICAS HOLDINGS, LTD
filed 2007-03-14
CIK 873540

DRINKS AMERICAS HOLDINGS, LTD
                                AND AFFILIATES

                                   FORM 10-QSB

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2007

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

                          PART 1 FINANCIAL INFORMATION

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED BALANCE SHEETS (Unaudited)
AS OF JANUARY  31, 2007


ASSETS
Current Assets:
   Cash and cash equivalents                                     $  6,567,458
   Accounts receivable, net of allowance                            1,802,982
   Inventories                                                      1,912,349
   Other current assets                                               528,193
                                                                 ------------

            Total current assets                                   10,810,982

Property and Equipment, at cost less accumulated
   depreciation and amortization                                      137,591

Investment in Equity Investees                                         50,024

Intangible assets, net of accumulated amortization                    943,075

Deferred loan costs, net                                               30,123

Other                                                                 147,105
                                                                 ------------

                                                                 $ 12,118,900
                                                                 ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                              $  2,236,690
   Notes and loans payable                                          2,772,944
   Accrued expenses                                                 2,762,711
   Advances on shares to be issued                                     25,000
                                                                 ------------

            Total current liabilities                               7,797,345

Shareholders' equity:
   Preferred Stock, $0.001 par value; 1,000,000 shares
      authorized; none issued                                             -
Common Stock, $0.001 par value; 100,000,000 shares authorized:
   issued and outstanding 79,033,419                                   79,033
Additional paid-in capital                                         28,657,076
Accumulated deficit                                               (24,414,554)
                                                                 ------------
                                                                    4,321,555
                                                                 ------------

                                                                 $ 12,118,900
                                                                 ============

See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                     Nine months ended                     Three months ended
                                                                        January 31,                           Janaury 31,
                                                               ------------------------------        ------------------------------
                                                                  2007               2006               2007               2006
                                                               -----------        -----------        -----------        -----------
                                                                                  (Restated)                            (Restated)

Net sales                                                      $ 5,258,723        $ 1,105,700        $ 2,681,273        $   274,880

Cost of sales                                                    2,912,527            823,469          1,451,304            218,677
                                                               -----------        -----------        -----------        -----------

     Gross margin                                                2,346,196            282,231          1,229,969             56,203

Selling, general &
 administrative expenses                                         7,521,649          3,110,174          4,777,322            907,911
                                                               -----------        -----------        -----------        -----------

Loss before other income
(expense):                                                      (5,175,453)        (2,827,943)        (3,547,353)          (851,708)

Other income (expense):
Interest                                                          (708,978)          (773,144)          (333,046)          (634,297)
Loss on extinguishment of debt                                  (1,651,757)              --           (1,651,757)              -
Other                                                              (19,515)           190,000            (20,377)              -
                                                               -----------        -----------        -----------        -----------
                                                                (2,380,250)          (583,144)        (2,005,180)          (634,297)
                                                               -----------        -----------        -----------        -----------

      Net Loss                                                 $(7,555,703)       $(3,411,087)       $(5,552,533)       $(1,486,005)
                                                               ===========        ===========        ===========        ===========

Net loss per share
(Basic and Diluted)                                            $     (0.12)       $     (0.06)       $     (0.08)       $     (0.06)
                                                               ===========        ===========        ===========        ===========


See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JANUARY 31, 2007 AND 2006 (Unaudited)

                                                                                                    2007                   2006
                                                                                                -------------          -------------
                                                                                                                         (Restated)

Cash Flows From Operating Activities:
Net loss                                                                                        $ (7,555,703)          $ (3,411,087)
Adjustments to reconcile net loss to net cash used
   in operating activities:
      Depreciation and amortization                                                                   99,148                189,916
      Earnings in equity method investees                                                               --                  (10,000)
      Loss on extinguishment of debt                                                               1,651,757                   --
      Stock and warrants issued for services of
         vendors and interest payments                                                             2,057,690              1,015,144
      Changes in operating assets and liabilities:
      Accounts receivable                                                                         (1,510,638)                93,080
      Due from factor                                                                                 37,592                (82,382)
      Inventories                                                                                   (878,997)              (130,130)
      Other current assets                                                                          (548,558)               140,648
      Other assets                                                                                  (122,112)                  --
      Accounts payable                                                                                10,101                459,373
      Accrued expenses                                                                             1,670,731                647,002
                                                                                                ------------           ------------

            Net cash used in operating activities                                                 (5,088,989)            (1,088,436)
                                                                                                ------------           ------------

Cash Flows From Investing Activities:
   Acquisition of property and equipment                                                            (116,966)                  --
   Acquisition of intangibles and deferred charges                                                      --                   (9,000)
   Other                                                                                                --                      496
                                                                                                ------------           ------------

            Net cash used in investing activities                                                   (116,966)                (8,504)
                                                                                                ------------           ------------

Cash Flows From Financing Activities:
   Proceeds from the sale of common stock issued and to be issued                                  8,680,835              1,027,167
   Proceeds from debt                                                                              3,118,625                   --
   Repayment of debt                                                                                (384,898)              (170,576)
   Payments for loan costs                                                                           (38,915)                  --
                                                                                                ------------           ------------

            Net cash provided by financing activities                                             11,375,647                856,591
                                                                                                ------------           ------------

            Net  increase (decrease) in cash and equivalents                                       6,169,692               (240,349)

Cash and equivalents - beginning                                                                     397,766                231,578
                                                                                                ------------           ------------

Cash and equivalents - ending                                                                   $  6,567,458           $     (8,771)
                                                                                                ============           ============

Supplemental disclosure of non-cash investing
and financing transactions:
   Conversion of long-term debt and accrued expenses into
   shares of common stock                                                                       $  3,359,720           $    493,380
                                                                                                ============           ============

Acquisition of business: Current assets less current liablities                                         --                 (115,683)
                            Intangible and other assets                                                 --                1,265,683
                            Stock issued at fair value                                                  --                 (650,000)
                            Payable to seller                                                           --                 (500,000)
                                                                                                ============           ============

Supplemental disclosure of cash flow information:
   Interest paid                                                                                $     84,263           $     17,859
                                                                                                ============           ============

   Income taxes paid                                                                            $       --             $       --
                                                                                                ============           ============

See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    Basis of Presentation and Nature of Business

Basis of presentation

On March 9, 2005 the shareholders of Drinks Americas, Inc. ("Drinks") a company engaged in the business of importing and distributing unique, premium alcoholic and non-alcoholic beverages associated with icon entertainers and celebrities, to beverage wholesalers throughout the United States, acquired control of Drinks Americas Holdings, Ltd. ("Holdings"). Holdings was incorporated in the State of Delaware on February 14, 2005. On March 9, 2005 (the "Acquisition Date") Holdings merged with Gourmet Group, Inc., (`Gourmet"), a publicly traded Nevada corporation, which resulted in Gourmet shareholders acquiring 1 share of Holdings' common stock in exchange for 10 shares of Gourmet's common stock. Both Holdings and Gourmet were considered "shell" corporations, as Gourmet had no operating business on the date of the share exchange, or for the previous three years. Pursuant to the June 9, 2004 Agreement and Plan of Share Exchange among Gourmet, Drinks and the Drinks' shareholders, Holdings, with approximately 4,058,000 shares of outstanding common stock, issued approximately 45,164,000 of additional shares of its common stock on March 9, 2005 to the common shareholders of Drinks and to the members of its affiliate Maxmillian Mixers, LLC (`Mixers'), in exchange for all of the outstanding Drinks' common shares and Mixers' membership units, respectively. As a result Maxmillian Partners, LLC, ("Partners"), which owned 99% of the Drinks' outstanding common stock and approximately 55% of Mixers' outstanding membership units, became Holding's controlling shareholder with approximately 87% of Holding's outstanding common stock. For financial accounting purposes this business combination has been treated as a reverse acquisition, or a recapitalization of Partners' subsidiaries (Drinks and Mixers).

Partners, which was organized as a Delaware limited liability company on January 1, 2002 and incorporated Drinks in Delaware on September 24, 2002, subsequent to March 9, 2005 transferred all of its Holding's shares to its members as part of a plan of liquidation.

On March 11, 2005 Holdings and an individual organized Drinks Global, LLC ("DGI"). Holdings owns 90% of the membership units and the individual, who is the president of DGI, owns 10%. DGI's business is to import wines from various parts of the world and sell them to distributors throughout the United States. In May 2006 Holdings organized D.T. Drinks, LLC ("DT Drinks"), and a New York limited liability company, for the purpose of selling certain alcoholic beverages.

The accompanying consolidated balance sheet as of January 31, 2007 and the results of operations and cash flows for the nine months ended January 31, 2007 and 2006 and results of operations for the three months ended January 31, 2007 and 2006 reflect Holdings its majority-owned subsidiaries and Partners (collectively, the "Company"). All intercompany transactions and balances in these financial statements have been eliminated in consolidation. The amount of common and preferred shares authorized, issued and outstanding as of January 31, 2007 is those of Holdings. Common shares issued at the Acquisition Date represent the number of outstanding shares of Holdings before the share exchange with Partners.

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. The Company has an accumulated deficit of $24,414,554 as of January 31, 2007 and has incurred significant operating losses and negative cash flows from operations since inception. We have increased our working capital as a result of our January 2007 private placement of our common stock.

In addition we have improved our liquidity by extinguishing much debt by exchanging it for our common stock. We will need to continue to carefully manage our working capital and our business decisions will continue to be influenced by our working capital requirements. We will need additional financing which may take the form of equity or debt. We anticipate that increased sales revenues will help to some extent. In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of January 31, 2007, its results of operations for the nine and three months ended January 31, 2007 and 2006 and its cash flows for the nine months ended January 31, 2007 and 2006. Pursuant to the rules and regulations of the SEC for the interim financial statement, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the other information in the Form 10-KSB.


Nature of Business

Through our majority-owned subsidiaries, Drinks, DGI and DT Drinks, we import, distribute and market unique, premium alcoholic and non-alcoholic beverages associated with icon entertainers, celebrities and destinations, to beverage wholesalers throughout the United States.


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

The Company recognizes revenue dilution from items such as product returns, inventory, credits, discounts and other allowances in the period that such items are first expected to occur. The Company has not realized material amounts of revenue dilution in the periods covered by this report. In this regard, the Company does not offer its clients the opportunity to return products for any reason other than manufacturing defects. No material amounts of product returns have occurred during this fiscal year. In addition, the Company does not offer incentives to its customers to either acquire more products or maintain higher inventory levels of products than they would in the ordinary course of business. The Company assesses levels of inventory maintained by its customers through telephone communications with its customers and believes that most maintain low levels of inventory of its products. Furthermore, it is the Company's policy to accrue for material post shipment obligations and customer incentives in the period the related revenue is recognized. As of January 31, 2007 there were no such amounts to accrue.

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


3.    Inventories

               Raw materials                                  $   903,232
               Finished goods                                   1,009,117
                                                              -----------

                                                              $ 1,912,349
                                                              ===========


4.    Notes and Loans Payable

               Due to sellers of acquired business            $   500,000
               Unsecured notes payable to shareholders             85,788
               Other convertible notes                            250,000
               Revolving finance facility                       1,433,296
               Advances under letters of credit                   503,860
                                                              -----------
                                                              $ 2,772,944
                                                              ===========

During the nine months ended January 31, 2007 activity relating to the Company's borrowings is as follow:

Between August 1 through January 31, 2007, various senior convertible note holders converted $850,000 principal plus $146,219 interest into 2,213,819 shares of Holdings common stock at a price of $0.45 per share. Greenwich Beverage Group LLC, which is managed and controlled by a member of the Company's board of directors, one of these senior note holders, converted $100,000 principal plus interest of $18,222 into 262,716 shares of the Company's stock on January 29, 2007. These conversions accounted for the balance of the senior notes outstanding.

On January 31, 2007, the Company repaid a member of the Company's board of directors, $252,473, including $67,575 of accrued interest, which represented the balance of a loan he arranged for the Company in July 2004.

On January 31, 2007, the Company settled a loan from an unrelated entity aggregating $108,153, including accrued interest of $8,153, repaying a total of $90,000 and recognizing a gain of $18,153.

Also on January 31, 2007 the Company repaid its line of credit with Bank Leumi aggregating $102,000 including interest of $2,000.

In June 2006, the Company borrowed $50,000 from an unrelated entity. Interest on the note was paid in 36,364 shares of Holdings common stock which the Company determined had a value of $19,637 as of the date of the note was issued which is included in interest expense in the accompanying statement of operations for the nine months ended January 31, 2007. In January 2007 we induced the note holder to surrender his $50,000 loan and in return we issued 91,101 shares of the Company's common stock. The market value of the shares issued on the date the agreement was reached was $238,635. Accordingly, the Company recognized a non-cash loss of $188,635 on the conversion of this note.

Between December 2005 and February 2006, the Company issued convertible notes aggregating $250,000, $150,000 to a significant shareholder of the Company, and a second note $100,000 to Greenwich Beverage Group LLC. In December 2006 the shareholder elected to convert his $150,000 principal plus accrued interest of $19,700 into 377,111 shares of the Company's common stock at price of $0.45 per share. Also in December 2006, Greenwich Beverage Group LLC converted $100,000 principal plus accrued interest of $13,933 into 253,185 shares of the Company's common stock at a price of $0.45 per share.

On December 18, 2006, the Company reached agreements with various note holders and a consultant to the Company to repay amounts due them by issuing them shares of the Company's common stock. The aforementioned significant shareholder and Nexcomm International Beverages, LLC, a company which is controlled by him, surrendered several notes aggregating $499,545 of principal and $125,490 of accrued interest and in return received 845,558 shares of the Company's common stock at an approximate price of $0.74 per share. Based on the market value of stock on the date the agreement to issue the shares in settlement of the loans was reached the Company has recognized a non-cash loss of $725,342 on the extinguishment of these loans. Also, on December 19 the Company reached an agreement with another note holder to settle his $100,000 note plus accrued interest of $18,100 and issue him 78,733 shares of the Company's common stock at a price of $1.50 per share. The Company has recognized a non-cash loss on this transaction of $6,299. In addition, the Company reached an agreement with Shep Gordon, a consultant to the Company, and Alive Spirits, an entity controlled by Mr. Gordon, to settle past due amounts owed to Alive Spirits LLC aggregating $312,102 plus interest by issuing 595,568 shares of the Company's common stock. Based on the value of the Company's common stock on the date the agreement was reached, the Company has recognized a non-cash loss of $628,895 on this transaction.

In December 2006, a convertible note holder converted $100,000 of principal plus $18,742 of accrued interest into 263,871 shares of the Company's common stock at a price of $0.45 per share. In October 2006, the Company borrowed $250,000 and issued a convertible promissory note in like amount. This note is payable in October 2007 but may be extended one year at the Company's option and is convertible into shares of our common stock at $0.60 per share. The note bears interest at 12% per annum and is payable quarterly commencing January 2007. At the option of the lender, interest can be paid in shares of Company common stock at a rate of 15% discount to the market price. In connection with this borrowing we issued warrants to purchase 250,000 shares of our common stock for $0.60 per share. These warrants are currently exercisable for a five-year period. The Company had determined, as of the date the notes were issued, the warrants had a value of $48,000 which is being expensed over the life of the related debt. The terms of the note enables the holder to convert such security into common stock of the Company at a price of $0.60 per share, which was at a discount to the market price of the common stock at the date convertible. At issuance, the convertible note was convertible into shares of the Company's common stock with an aggregate value which exceeded the amount of proceeds allocated to the convertible note by $58,000. This discount is also being amortized over the life of the related promissory note.

In August 2006 the Company borrowed $75,000 from the Chairman of the Board of Directors for working capital purposes. Although there is no formal documentation for this loan both parties informally agreed to accrue interest at 7% per annum. This loan was repaid on February 16, 2007 with interest of $6,037.

In December 2006 a convertible note holder converted $400,000 principal plus $15,890 of accrued interest into 693,150 shares of the Company's common stock. In addition, as consideration for additional interest and charges on this loan, in accordance with the terms of the loan agreement, the Company issued an additional 333,333 shares of the Company's common stock on the date of conversion. The Company had determined that the value of the 333,333 shares of common stock as of the date the notes were issued was $200,000 of which $200,000 and $102,732 is included in interest expense for the nine and three months ended January 31, 2007, respectively.

In July 2006, we borrowed an aggregate of $300,000 from two entities which are affiliated with one another and issued convertible promissory notes in evidence thereof. These notes were payable on January 27, 2007. In lieu of interest, we issued to the lenders warrants to purchase an aggregate of 300,000 shares of our common stock for $0.50 per share. These warrants are exercisable for a five-year period. The Company has determined, as of the date the notes were issued, the warrants had a value of $75,000 which was being amortized over the life of the related debt. The terms of the note enabled the holder to convert such security into common stock of the Company which was at a discount to the market price of the common stock at the date convertible. At issuance, the convertible notes were convertible into shares of the Company's common stock with an aggregate value which exceeded the amount of proceeds allocated to the convertible note by $72,000 which was also being amortized over the life of the related promissory notes. In December 2006 the two entities converted the notes into an aggregate of 600,000 shares of Holdings stock at a price of $0.50 per share. At the date of conversion the remaining discounts relating to the warrants and the beneficial conversion features were charged to interest expense.

In June 2006 the Company entered into a $10 million, three year, asset-based revolving finance facility with BACC (a division of Sovereign Bank) which is used for working capital purposes. Interest on the line accrues at 1.5% above the prime rate. The facility is secured by a first security interest in the assets of the Company other than those of DT Drinks of which it has a subordinate interest to Production Finance International, LLC ("PFI") (see below). At January 31, 2007 $1,433,296 is outstanding on this facility.

Also in June 2006, the Company entered into a $1.5 million purchase order financing facility with PFI to be used to finance the acquisition of certain inventory. The facility bears interest at 5% plus prime per annum on amounts advanced. PFI has a first security interest in the assets of DT Drinks. At January 31, 2007 $503,860 is outstanding with an additional $300,000 available under outstanding letters of credit.

5.    Accrued expenses

               Payroll and consulting fees owed to officers,
               Directors and shareholders                           $  573,426
               Compensation to Board of Directors                      300,000
               All other payroll, consulting and commissions           973,859
               Interest                                                 31,827
               Investor relation fees                                  163,853
               Others                                                  719,746
                                                                    ----------
                                                                    $2,762,711
                                                                    ==========


6.    Shareholders' Deficit

From inception we have had no employee stock option or incentive plans.

Outstanding warrants as of January 31, 2007 to purchase an aggregate of 7,262,868 shares of Holdings common stock were outstanding as follows:

On January 30, 2007 (the "Closing Date"), we sold to five investors (the "Investors") an aggregate of 4,444,444 shares of our common stock, at a price of $1.80 per share generating gross proceeds of $8,000,000 and warrants to purchase an aggregate of 3,777,778 shares of our common stock for a purchase price of $3.00 per share (the "Warrants"). The Warrants which are exercisable for a five year period commencing on the sixth month anniversary of the Closing Date, contain cashless exercise provisions, which apply in certain circumstances, and full anti-dilution provisions. Out of the gross proceeds of this Offering, we paid Midtown Partners & Co., LLC (the "Placement Agent") $640,000 in commissions and $160,000 for non-accountable expenses which were charged to equity. We will also pay the Placement Agent commissions equal to 10% of the purchase price of common stock acquired on the exercise of the Warrants, if and when that occurs. We also issued to the Placement Agent, warrants to acquire 444,444 shares of our common stock for a purchase price of $3.00 per share (the "Placement Agent Warrants"), which warrants are substantially similar to the Warrants issued to the Investors, except they do not contain full ratchet anti-dilution provisions. We have agreed to use our best efforts to file, within 45 days of the Closing Date, a Registration Statement covering the resale of the shares of common stock issued to the Investors and the Placement Agent as well as the shares of common stock which may be purchased under the Warrant and the Placement Agent Warrant and to cause such Registration Statement to be declared effective by the Securities and Exchange Commission under the Securities Exchange Act of 1934, within 90 days of the Closing Date. In the event we do not satisfy these requirements in a timely fashion we will be subject to penalties equal to 1% of the purchase price paid by the Investors for the common stock for each thirty days that elapse prior to the satisfaction of the requirements, except that the aggregate maximum amount of the penalties that may be imposed for such failure is 20% of the aggregate amount paid for our common stock by the Investors. In addition, the cashless exercise provisions of the Warrant and the Placement Agent Warrant will apply if at any time after one year from the Closing Date there is no effective Registration Statement for the resale of the shares of common stock purchasable there under. Mr. J. Patrick Kenny, our President and Chief Executive Officer, and Mr. Fred Schulman, one of our Directors, agreed that for a two-year period commencing on the Closing Date, they will not sell 10,000,000 (for Mr. Kenny) and 700,000 (for Mr. Schulman) shares of our common stock which they now own.

In October and November 2006, the Company sold 1,750,000 shares of its common stock for $1,050,000 to investors. Greenwich Beverage Group, LL acquired 333,333 shares of common stock for $200,00. In addition, these investors were issued warrants, exercisable for five years from the date of the investments, to purchase 875,000 shares of common stock at a price of $1,25 per share. The Company has the option to redeem up to 50% of the warrants at anytime prior to exercise at a price of $0.50 per warrant.

In October 2006, as disclosed in Note 4, in connection with a $250,000 convertible note, the Company issued warrants to purchase 250,000 shares of Holdings common stock at an exercise price of $0.60 per share. The warrants may be exercised at any time up to five years from the date of the agreement.

In August 2006, in connection with a consulting agreement the Company issued warrants to purchase 100,000 shares of Holdings common stock at an exercise price of $0.60 per share. The warrants may be exercised at any time up to five years from the date of the agreement. The Company has determined, as of the date the warrants were issued, that the warrants had a value of $18,000 which is being amortized over the life of the related warrants. In addition, under the terms of the agreement the consultant received 175,000 shares of Holdings common stock which were issued in December 2006 and is to receive an additional 100,000 warrants for each contract year with an exercise price to be determined by the Company's board of directors. The agreement is for three years with an automatic two year extension. The Company valued the 175,000 shares received by the consultant at $107,000 based on the market price of the stock at the date of the agreement which is being amortized over the five year life of the agreement.

As disclosed in Note 4, warrants were issued in connection with convertible notes issued in July 2006 to purchase an aggregate of 300,000 of Holding's common stock at an exercise price of $0.50 per share. The warrants were issued in lieu of interest payments.

In February 2006, the Company issued warrants to purchase 250,000 shares of common stock at a price of $0.56 per share to a consultant in connection with consulting services rendered the company. The warrants are exercisable through February 2011.

Warrants issued in connection with convertible notes issued between December 2005 and February 2006 to purchase an aggregate of 445,646 shares of Holding's common stock at an exercise price of $0.45 per share. The warrants may be exercised at any time up to five years from the date of the notes. The Company had determined, as of the date the notes were issued, the warrants had a value $111,800. The discount relating to these warrants were expensed on the date the notes were issued since the notes were payable on demand. Warrants to purchase 55,556 shares are owned by Greenwich Beverage Group LLC, and warrants to purchase 83,333 shares are owned by a significant shareholder of the Company.

Warrants were issued in connection with senior convertible notes issued between March and May 2005 to purchase an aggregate of 1,350,000 shares of Holdings common stock at a per share price of $0.45. These warrants also have cashless exercise provisions. The warrants may be exercised at any time up to five years from the date of the notes. The Company had determined, as of the date the notes were issued the warrants had no value. Warrants to purchase 100,000 shares are owned by Greenwich Beverage Group LLC. In December 2006 three of the warrant holders exercised their warrants under the cashless exercise provisions of the warrants receiving an aggregate of 402,587 shares of the Company's common stock of which 386,950 were issued in February 2006. Warrants to purchase an aggregate of 810,000 shares of Holdings common stock remain outstanding.

Issuances of the Company's common stock, in addition to those disclosed in Note 4 and previously in Note 6, for the 9 months ended January 31, 2007 are as follows:

On January 17, 2007, the Company issued 82,901 shares of its common stock as payment for a passed due loan. Based on the market price of the common stock on the date the agreement was reached to issue the stock as payment, the Company recognized a non-cash loss of $157,440 on this transaction.

On January 12, 2007, the Company issued 14,286 shares to a sales broker as a bonus for services he has provided the Company. The value of the shares of $35,415 is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the nine and three months ended January 31, 2007.

In December 2006, the Company committed to issue shares to several of its employees and consultants for services they have provided to the Company in connection with the successful launch of Trump Super Premium Vodka. Marvin Traub, a member of the Company's board of directors received 365,210 shares with an aggregate value of $576,667 based on the value of the Company's stock as of the commitment date. Jason Lazo, the Company's Chief Operating Officer received 150,075 shares with an aggregate value of $237,119. Several other employees and a consultant to the Company received an aggregate of 206,716 shares with a value of $326,611. The total value of the shares issued is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the nine and three months ended January 31, 2007.

In December 2006, 280,000 shares were issued as consideration to a vendor as payment for amounts past due of $140,000. Based on the market value of the Company's common stock on the date the agreement to issue the shares was made the Company recognized a non-cash loss on this transaction of $94,360.

In November 2006, the Company issued 140,000 shares of its common stock in connection with a consulting agreement. The value of these share of $105,000 based on the market price of the Company's common stock at the date the Company committed to issue them is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the nine and three months ended January 31, 2007.

In October 2006, 20,000 shares were issued as consideration to a vendor for amounts due.

In August 2006, the Company issued 80,000 shares of its common stock as consideration for professional services. Company management has determined the value of such shares were $40,000 based on the market price of the common stock on the date of the agreement which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the nine months ended January 31, 2007.

166,667 shares were issued in July 2006 as a donation to a charitable organization which is run by the owner of one of the Company's vendors. Company management has determined the value of such shares at the date of issuance was $97,000 which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the nine months ended January 31, 2007.

50,000 shares were issued in July 2006 as consideration of a loan extension. Company management has determined the value of such shares were $29,000 which is included in interest expense in the accompanying consolidated statements of operations for the nine months ended January 31, 2007.

7.    Related Party Transactions

Related party transactions, in addition to those referred to in Notes 4 and 6, are as follows:

We incurred fees to a consulting company owned by a director of the Company, aggregating $75,000 for the nine months ended January 31, 2007 and 2006 and $25,000 for the three months ended January 31, 2007 and 2006. We incurred fees to a consulting firm controlled by our Chairman of the Board, aggregating $120,000 for the nine months ended January 31, 2006. We owed their firms an aggregate of $115,799 as of January 31, 2007.

In February 2007, four members of the board of directors of the Company, were each paid $25,000 and each issued 16,556 shares of the Company's common stock as compensation for serving on the Company's board of directors. In addition. our president was issued 16,556 shares as a bonus for services he has provided to the Company in his position as the Chief Executive Officer. The aggregate value of the 82,780 shares issued of $250,000, based on the market price of the Company's stock on the date the Company committed to issue the shares, plus the $100,000 total cash payment were accrued for as of January 31, 2007 and are included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the nine and three months ended January 31, 2007.


8.    Sales Concentration

For the nine and three months ended January 31, 2007 one customer accounted for 23.0% and 16.1%, respectively, of our net sales. For the three months ended January 31, 2007 another customer accounted for 11.4% of our net sales. For the nine and three months ended January 31, 2006 one customer accounted for 18.0% and 32.0%, respectively, of our net sales, and another customer accounted for 20.6% of our net sales for the nine months ended January 31, 2006.


9.    Litigation

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

In November 2006 a creditor filed a motion for summary judgment in lieu of complaint, in the Supreme Court of the State of New York, to collect $100,000 plus interest due under a negotiable promissory note. Due to certain credits, the Company believes the liability to be considerably less than the face amount of the note. The case was settled in January 2007 with the Company paying $90,000 to the creditor.


10    Other

The Company has received inquiry from the SEC relating to its Form 10KSB for the years ended April 30, 2006 and 2005 and its Form 10QSBS for the Quarters ended July 31, 2005, October 31, 2005 and January 31, 2006. The Company is currently preparing the required amendments which will be presented to the SEC for further comment. The restatements will also require amendments of the Company's 10QSBs for the quarters ending July 31, 2006 and October 31, 2006. Further information with respect to the restatements can be found in our Form 8-K filed on March 6, 2007.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis summarizes the significant factors affecting our (1) consolidated results of operations for the nine and three months ended Janaury 31, 2007, compared to the nine and three months ended January 31, 2006, and (2) financial liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Report, and the audited consolidated financial statements and notes included in Form 10-KSB, which Report was filed on August 14, 2006.

Nine Months Ended January 31, 2007 and 2006:

The Company sold Trump Super Premium Vodka for the last four months of the nine months ended January 31, 2007.

Net Sales. Net sales were $5,258,723 for the nine months ended January 31, 2007 compared to net sales of $1,105,700 for the nine months ended January 31, 2006, an increase of 375%. The increase is due to our ongoing business and primarily the launch of Trump Super Premium Vodka which commenced in the last month of the second quarter of fiscal 2007.

The Company launched Trump Super Premium Vodka which is now available throughout 29 states including New England, New York and the rest of the mid-Atlantic states, California, Illinois and we expect to substantially complete US distribution by April 2007. Total Trump Super Premium Vodka sales aggregated $4,252,194 on 39,673 cases sold, which accounted for 80.9% of total dollar sales and 48.7% of total case sales for the nine months ended January 31, 2007. Sales of all alcoholic products aggregated approximately $4,970,000 on 45,568 cases sold for the nine months ended January 31, 2007 as compared to approximately $816,000 on 12,955 cases sold for the nine months ended January 31, 2006. As a result of limited working capital and the focus of a significant portion of our available resources to Trump Super Premium Vodka we did not maintain adequate levels of inventory for certain alcoholic brands which adversely affected their sales in fiscal 2007 and 2006. In addition, in fiscal 2006 there was an interruption in our Norman's Wine business due to the bankruptcy of the Norman's Wines supplier and a subsequent change in control and various disagreements with the Company resulting in an inability to represent brand continuity to distributors. Sales of Norman's Wines were 217 cases for the nine months ended January 31, 2007 as compared to 2,063 cases for the same period of the prior year. The expansion of our fine wines business had a positive impact on sales for the nine months ended January 31, 2007 as compared to the same period of the previous year. Net sales of our non-alcoholic products increased to approximately

$329,320 in second half of fiscal 2007 as compared to $289,764 in the first half of fiscal 2006. The increase is due to the increase in sales of Newman's Own Lightly Sparkling Fruit Juices ("Newman's"), which represented the Company's only non-alcoholic product in the first three quarters of fiscal 2007. The Company has improved the Newman's Own products eliminating the high fructose corn syrup and replacing it with pure cane sugar and it is now kosher certified. In addition, we have added lemonade and cherry flavors as well as three varieties of sparkling water. The Company began a national expansion of the Newman's Own product line in the third quarter of our 2007 fiscal year.

Gross Margin. Gross margin was $2,346,196 for the first nine months of fiscal 2007 (44.6% of net sales)an increase of $2,063,965 compared to gross margin of $282,231 (25.5% of net sales) for the first nine months of fiscal 2006. Both the dollar increase and percentage increase in gross profit can be attributed to the sale of Trump Super Premium Vodka. Trump Super Premium Vodka is sold at a substantially higher gross margin than our other products increasing our overall portfolio melded margin. The dollar increase in gross profit can be attributed, on a much smaller scale, to the sale of Newman's Own Products. Newman's Own products were introduced in the first quarter fiscal 2006 with market price support in order to establish the product in the marketplace.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $7,520,000 for the nine months ended January 31, 2007 compared to $3,110,000 for the nine months ended January 31, 2006, an increase of $4,410,000. The increase in the current fiscal year was due to a number of positive and negative variances. Selling expenses, including advertising and marketing, directly related to the Trump Super Premium Vodka line aggregated approximately $2.2 million for the nine months ended January 31, 2007 and $0 for the previous year. The main portion of these expenses was for promotions to launch the product. In addition there was an increase in sales commissions as well as royalties relating to the sale of Trump Super Premium Vodka. Charges relating to our purchase order financing which commenced in fiscal 2007 aggregated approximately $215,000 for the nine months ended January 31, 2007. Travel expenses have also increased for the nine months ended January 31, 2007 compared to the same period of the prior year. The increase is due to travel expenses relating to Trump Super Premium Vodka. The three quarters of fiscal 2006 was negatively affected by a settlement of an account balance with a former marketing agency in the amount of $100,000. In February 2007 the Company paid its board of directors for serving on the board, an aggregate of $100,000 cash and issued 66,224 shares of the Company's stock. The total value recognized as of January 31, 2007 for the cash payment and the stock was $300,000. Due to limited working capital the members of the board were not previously compensated for their serving on our board. In December 2006 our board of directors approved and the Company issued shares of its common stock to several of its employees as a bonus for their services to the Company and their role in the successful launch of Trump Super Premium Vodka. In addition, the Company issued shares of its common stock to Marvin Traub, a Director of the Company, for his role in the launching of Trump Super Premium Vodka. The aggregate value of the shares recognized by the Company for the nine months ended January 31, 2007 aggregated $1,140,000. Although the bonuses paid with the issuance of Company stock had a significant affect on the Company's net income, it did had not have an impact on the Company's cash flows.

Other Income (Expense). Other income (expense) were ($2,380,250) net, for the nine months ended January 31, 2007 compared to $(583,144) net, for the nine months ended January 31, 2006. Interest expense which was approximately $700,000 for the nine months ended January 31, 2007 is expected to decrease due to the repayment of predominately all of the Company's long-term debt. For the nine months ended January 31, 2007 the Company recognized a loss on extinguishment of debt of $1,651,757 which was the result of the repayment of much of the Company's long-term debt and balances due vendors with the issuances of shares of the Company's common stock. The Company began negotiations with many of its long-term debt holders and vendors to repay amounts due them in late November and early December of 2006 but the agreements were not finalized until late December when the market price of the Company's common stock began to increase rapidly. Since we are required to record the value of the stock issued based on the date the agreements were finalized the value of the shares issued were significantly greater than the balances repaid. Although the loss on extinguishment of debt had a significant effect on our net income it most likely had a positive effect on our future cash flows by allowing us to extinguish such liabilities with equity rather than cash.

Three Months Ended January 31, 2007 and 2006:

Net Sales: Net sales were $2,681,273 for the three months ended January 31, 2007 compared to net sales of $274,880 for the three months ended January 31, 2006. The increase was due to the launch of Trump Super Premium Vodka in second quarter fiscal 2007. Alcoholic product sales were $2,507,236 on 43,337 cases sold for the three months ended January 31, 2007 compared to $210,255 on 2,828 cases for the same period of the prior year. Sales of non-alcoholic products for the three months ended January 31, 2007 were $191,000 on 20,320 cases sold of Newman's Own products compared to $58,560 Newman's on 6,400 cases sold, for the three months ended January 31, 2006. Due to inadequate working capital during this time period we had to strategically de-emphasize certain products. We are now in the process of rebuilding inventories for certain of our products.

Gross margin: Gross margin was $1,229,969 (45.8% of net sales) for the three months ended January 31, 2007 compared to gross margin of $56,203 (20.4% of net sales) for the three months ended January 31, 2006. The increase in both the dollar amount and percentage of sales in gross profit can be attributed to the commencement of Trump Super Premium Vodka sales which is sold at a substantially higher gross-profit than our other brands increasing our overall portfolio margin meld.

Selling, General and Administrative Expenses: Selling, general and administrative expenses were $4,777,322 for the three months ended January 31, 2007 compared to $907,911 for the same period of the prior year. Selling and marketing costs for the three months ended January 31, 2007 aggregated approximately $2,000,000 compared to $136,000 for the same period of the prior year. The increase is predominately due non-continuing promotional and travel expenses as well as commissions and administrative expenses relating to the launch of Trump Vodka aggregating approximately $1.4 million. Non-cash charges as a result of the issuance of shares of our common stock for bonuses in connection with the successful launch of Trump Super Premium Vodka as well as shares issued in connection with a distribution agreement and fees paid to our directors aggregated $1,445,000 or $0.021 per share for the three months ended January 31, 2007. Charges relating to our purchase order financing which commenced in 2007 aggregated approximately $83,000 for the three months ended January 31, 2007. The costs recognized for the aforementioned issuances of shares of the Company's common stock had a significant negative effect on general and administrative expenses for the three months ended January 31, 2007.

Other Income (Expense). Other Income (Expense) were ($2,005,180) net for the three months ended January 31, 2007 compared to ($634,297) net, for the three months ended January 31, 2006. For the three months ended January 31, 2007 the Company recognized a non-cash loss on extinguishment of debt and other past due liabilities of $1,651,757 or $0.024. per share. Interest expense decreased for the three months ended January 31, 2007 as compared to the same period of the previous year by approximately $300,000. This decrease was due to interest expense recognized as a result of the value of warrants and beneficial conversion features of convertible debt instruments expensed to interest in the third quarter of fiscal 2006.

Impact of Inflation

Inflation has not had a material effect on our results of operations.

Financial Liquidity and Capital Resources

Since we were founded in 2002 the implementation of our business plan has been negatively affected by insufficient working capital. Business judgments have been substantially affected by the availability of working capital. Although our working capital position has been improved as a result of our January 2007 private placement of our common stock and warrants, we will need to continue to carefully manage our working capital and our business decisions will continue to be influenced by our working capital requirements. Therefore, our short term business strategy will be to focus on those of our products we believe will provide the greatest return per dollar of investment with the hope that as a result of increases in sales and the resulting improvement in our working capital position, we will be able to focus on those products for which market acceptance might require greater investments of time and resources. In order for us to continue to grow our business we will need additional financing which may take the form of equity or debt. We anticipate that increased sales revenues will help to some extent, but we will need to obtain funds from equity or debt offerings, and/or from a new or expanded credit facility. There can be no assurance we will be able to secure the financing we require, and if we are unable to secure the financing we need we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business in fiscal will be materially affected.

We have experienced net losses and negative cash flows from operations and investing activities from our inception in fiscal 2003. Net losses for the nine months ended January 31, 2007 and 2006 aggregated $7,555,703 and $3,411,087 respectively. Cash used in operating and investing activities for the nine months ended January 31, 2007 was $5,205,955 compared to $1,096,940 for the nine months ended January 31, 2006. This increase in cash used in fiscal 2007 was predominantly the result of costs relating to the Trump Super Premium Vodka line, which was launched in the second quarter of fiscal 2007. In the nine months ended January 31, 2007 net cash provided by financing totaled $11,375,647, which is substantially more than $856,951 provided in the nine months ended January 31, 2006.

On January 30, 2007 (the "Closing Date"), we sold to five investors (the "Investors") an aggregate of 4,444,444 shares of our common stock, at a price of $1.80 per share generating gross proceeds of $8,000,000 and warrants to purchase an aggregate of 3,777,778 shares of our common stock for a purchase price of $3.00 per share (the "Warrants"). The Warrants which are exercisable for a five year period commencing on the sixth month anniversary of the Closing Date, contain cashless exercise provisions, which apply in certain circumstances, and full ratchet ant-dilution provisions. Out of the gross proceeds of this Offering, we paid Midtown Partners & Co., LLC (the "Placement Agent") $640,000 in commissions and $160,000 for non-accountable expenses which were charged to equity. We will also pay the Placement Agent commissions equal to 10% of the purchase price of common stock acquired on the exercise of the Warrants, if and when that occurs. We also issued to the Placement Agent, warrants to acquire 444,444 shares of our common stock for a purchase price of $3.00 per share (the "Placement Agent Warrants"), which warrants are substantially similar to the Warrants issued to the Investors, except they do not contain full ratchet anti-dilution provisions. We have agreed to use our best efforts to file, within 45 days of the Closing Date, a Registration Statement covering the resale of the shares of common stock issued to the Investors and the Placement Agent as well as the shares of common stock which may be purchased under the Warrant and the Placement Agent Warrant and to cause such Registration Statement to be declared effective by the Securities and Exchange Commission under the Securities Exchange Act of 1934, within 90 days of the Closing Date. In the event we do not satisfy these requirements in a timely fashion we will be subject to penalties equal to 1% of the purchase price paid by the Investors for the common stock for each thirty days that elapse prior to the satisfaction of the requirements, except that the aggregate maximum amount of the penalties that may be imposed for such failure is 20% of the aggregate amount paid for our common stock by the Investors. In addition, the cashless exercise provisions of the Warrant and the Placement Agent Warrant will apply if at any time after one year from the Closing Date there is no effective Registration Statement for the resale of the shares of common stock purchasable there under.

In December 2006, we issued 1,316,665 shares to investors who had invested in the Company as of April 30, 2006 and 1,041,660 shares to investors who had invested in the Company subsequent to April 30, 2006, all at a purchase price of $0.60 per share. In December 2006 we received an aggregate of $25,000 from two investors to purchase 41,667 shares which have not been issued to date. The $25,000 is included as a current liability in the accompanying consolidated balance sheet.

In October and November 2006, the Company sold 1,750,000 shares of its common stock to investors for $1,050,000. Greenwich Beverage Group, LL acquired 333,333 shares of common stock for $200,000. In addition, these investors were issued warrants, exercisable for five years from the date the investments, to purchase 875,000 shares of common stock at a price of $1.25 per share. The Company has the option to redeem up to 50% of the warrants at anytime prior to exercise at a price of $0.50 per warrant.

In June 2006 the Company entered into a $10 million, three-year, asset-based revolving financing facility with a financial institution which is used for working capital purposes. Interest on the line accrues at 1.5% above the prime rate. The facility is secured by a first security interest in the assets of the Company.

Also in June 2006, the Company entered into a $ 1.5 million purchase order financing facility with another financial institution which is used to finance the acquisition of certain inventory.

Between August 1 and January 31, 2007, various senior convertible note holders converted $850,000 principal plus $146,219 interest into 2,213,819 shares of Holdings common stock at a price of $0.45 per share. Greenwich Beverage Group LLC, which is managed and controlled by a member of the Company's board of directors, one of these senior note holders, converted $100,000 principal plus interest of 18,222 into 262,716 shares of the Company's stock on January 29, 2007. These conversions accounted for the remaining balance of the senior notes outstanding. In connection with these senior notes, which were issued March and April 2005, warrants to purchase up to 1,350,000 shares of the Company's common stock were issued at an exercise price of $0.45 per share. In December 2006 three of the note holders exercised their warrants under the cashless exercise provision receiving an aggregate of 402,587 shares of the Company's stock. Warrants to purchase up to an aggregate of 820,000 shares of the Company's common stock remain outstanding, which are exercisable up to five years from the issuance date.

On January 31, 2007 the Company repaid a member of the Company's board of directors, $252,473, including $67,575 of accrued interest, which represented the balance of a loan he arranged for the Company in July 2004.

On January 31, 2007 the Company settled a loan from an unrelated entity aggregating $108,153, including accrued interest of $8,153, repaying $90,000 and recognizing a gain of $18,153.

Also on January 31, 2007 the Company repaid its line of credit with Bank Leumi aggregating $102,000 including interest of $2,000.

In December 2006, 280,000 shares were issued to a vendor for past due amounts of $140,000.

In October 2006, 20,000 shares were issued as consideration to a vendor for amounts due.

In June 2006 the Company borrowed $50,000 from an unrelated entity. Interest on the note was paid in 36,364 shares of Holdings common stock. In January 2007 we induced the note holder to surrender his $50,000 loan and in return we issued 82,901 shares of the Company's common stock. The market value of the shares issued on the date the agreement was reached was $238,635. Accordingly, the Company recognized a loss of $188,635 on the settlement of this note.

Between December 2005 and February 2006 the Company issued convertible notes aggregating $250,000, $150,000 to Ken Close a significant shareholder of the Company, and $100,000 to Greenwich Beverage Group LLC. In December 2006 Kenneth Close elected to convert his $150,000 principal plus accrued interest of $19,700 into 377,111 shares of the Company's common stock at price of $0.45 per share. Also in December 2006, Greenwich Beverage Group LLC converted $100,000 principal plus accrued interest of $13,933 into 253,185 shares of the Company's common stock at a price of $0.45 per share.

On December 18, 2006 the Company reached agreements with various note holders and a consultant to the Company to repay amounts due them by issuing them shares of the Company's common stock. A significant shareholder and a company, of which he controls, converted several notes aggregating $499,545 of principal and $125,490 into 845,558 shares of the Company's common stock at a price of $0.74 per share. Also, on December 19 the Company reached an agreement with another note holder to surrender his $100,000 note plus accrued interest of $18,100 and in return we issued 78,733 shares of the Company's common stock at a price of $1.50 per share. In addition, the Company reached an agreement with a consultant to the Company, and , an entity controlled he controls, to settle past due amounts owed to his company aggregating $312,102 plus interest and received 595,568 shares of the Company's common stock in return.

In December 2006 a convertible note holder converted $100,000 principal plus $18,742 of accrued interest into 263,871 shares of the Company's common stock at a price of $0.45 per share.

In October 2006, the Company borrowed $250,000 and issued a convertible promissory note in like amount. This note is payable in October 2007 but may be extended one year at the Company's option and is convertible into shares of our common stock at $0.60 per share. The note bears interest at 12% per annum and is payable quarterly commencing January 2007. At the option of the lender interest can be paid in shares of Company common stock at a rate of 15% discount to the market price. In connection with this borrowing we issued warrants to purchase 250,000 shares of our common stock for $0.60 per share. These warrants are currently exercisable for a five-year period. The Company had determined, as of the date the notes were issued the warrants had a value of $48,000 which is being expensed over the life of the related debt. The terms of the note enables the holder to convert such security into common stock of the Company which was at a discount to the market price of the common stock at the date convertible. At issuance, the convertible note was convertible into shares of the Company's common stock with an aggregate value which exceeded the amount of proceeds allocated to the convertible note by $48,000. This discount is also being amortized over the life of the related promissory note.

In August 2006 the Company borrowed $75,000 from the Chairman of the Board of Directors for working capital purposes. Although there is no formal documentation for this loan both parties informally agreed to accrue interest at 7% per annum. This loan was repaid on February 16, 2007 with interest of $6,037.

In December 2006 a convertible note holder converted $400,000 principal plus $15,890 of accrued interest into 693,150 shares of the Company's common stock. In addition, as consideration for additional interest and points on this loan, in accordance with the terms of the loan agreement, the Company issued an additional 333,333 shares of the Company's common stock on the date of conversion.

In July 2006, we borrowed an aggregate of $300,000 from two entities which are affiliated with one another and issued convertible promissory notes in evidence thereof. These notes were payable on January 27, 2007. In lieu of interest, we issued to the lenders warrants to purchase an aggregate of 300,000 shares of our common stock for $0.50 per share. These warrants are currently exercisable for a five-year period. In December 2006 the two entities converted the notes into an aggregate of 600,000 shares of Holdings stock at a price of $0.50 per share.

We have access to credit facilities from Production Finance International and BACC that will support its expansion and production of inventory. We may require additional working capital to expand our business. We are experiencing increased sales revenues which will help to some extent, but we may decide to obtain funds from equity or debt offerings, and/or from our new and expanded credit facilities. In the event we are not able to increase working capital, we may not be able to achieve all or part of our plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business in fiscal 2007 may be materially adversely affected.

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

In November 2006 a creditor filed a motion for summary judgment in lieu of complaint, in the Supreme Court of the State of New York, to collect $100,000 plus interest due under a negotiable promissory note. Due to certain credits, the Company believes the liability to be considerably less than the face amount of the note. The case was settled in January 2007 with the Company paying $90,000 to the creditor.


Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

In February 2007, four members of the Company's Board of Directors, Messrs. Schulman, Klein, Traub and Schwalm were each issued 16,556 shares of Common Stock as compensation for serving on the Company's board of directors. In addition, Mr. Kenny was issued 16,556 shares of Common Stock as a bonus for services he has provided to the Company in his position as its Chief Executive Officer.

In February 2007, the Company issued an aggregate of 22,500 shares of Common Stock to fifteen brokers in consideration for services to the Company.

On January 17, 2007, the Company issued 60,000 shares of Common Stock to an individual as repayment for a $30,000 loan he made to the Company.

On January 30, 2007 (the "Closing Date", we sold to five investors (the "Investors") an aggregate of 4,444,444 shares of our common stock, at a price of $1.80 per share generating gross proceeds of $8,000,000 and warrants to purchase an aggregate of 3,777,778 shares of our common stock for a purchase price of $3.00 per share (the "Warrants"). The Warrants which are exercisable for a five year period commencing on the sixth month anniversary of the Closing Date, contain cashless exercise provisions, which apply in certain circumstances, and full ratchet ant-dilution provisions. Out of the gross proceeds of this Offering, we paid Midtown Partners & Co., LLC (the "Placement

Agent") $640,000 in commissions and $160,000 for non-accountable expenses which were charged to equity. We will also pay the Placement Agent commissions equal to 10% of the purchase price of common stock acquired on the exercise of the Warrants, if and when that occurs. We also issued to the Placement Agent, warrants to acquire 444,444 shares of our common stock for a purchase price of $3.00 per share (the "Placement Agent Warrants"), which warrants are substantially similar to the Warrants issued to the Investors, except they do not contain full ratchet anti-dilution provisions. We have agreed to use our best efforts to file, within 45 days of the Closing Date, a Registration Statement covering the resale of the shares of common stock issued to the Investors and the Placement Agent as well as the shares of common stock which may be purchased under the Warrant and the Placement Agent Warrant and to cause such Registration Statement to be declared effective by the Securities and Exchange Commission under the Securities Exchange Act of 1934, within 90 days of the Closing Date. In the event we do not satisfy these requirements in a timely fashion we will be subject to penalties equal to 1% of the purchase price paid by the Investors for the common stock for each thirty days that elapse prior to the satisfaction of the requirements, except that the aggregate maximum amount of the penalties that may be imposed for such failure is 20% of the aggregate amount paid for our common stock by the Investors. In addition, the cashless exercise provisions of the Warrant and the Placement Agent Warrant will apply if at any time after one year from the Closing Date there is no effective Registration Statement for the resale of the shares of common stock purchasable there under.

On January 17, 2007, the Company issued 91,901 shares of its common stock in satisfaction of a loan of $50,000.

On January 12, 2007, the Company issued 14,286 shares to a sales broker as a bonus for services he has provided the Company.

On December 19, the Company committed to issue shares to several of its employees and a consultant for services they have provided to the Company in connection with the successful launch of Trump Super Premium Vodka. A member of the Company's board of directors received 365,210 shares with an aggregate value of $576,667 based on the value of the Company's stock as of the grant date. The Company's Chief Operating Officer received 150,075 shares with an aggregate value of $237,119. Several other employees and a consultant to the Company received an aggregate of 206,716 shares with a value of $326,611. These shares were issued on December 29, 2006.

On December 19, 2006, the Company reached agreements with two lenders who held promissory notes, two lenders who lent money to the Company without documentation, to satisfy an aggregate amount of $743,135 owed to them, inclusive of interest, by issuing 994,291 shares of Common Stock. The note holders and one of the other lenders is either a significant shareholder or an entity he controls.

On December 19, 2006, the Company reached an agreement with Shep Gordon and Alive Spirits, an entity he controls, to convert past due amounts owed to them aggregating $312,102, plus penalties for nonpayment into 595,568 shares of Common Stock

In December 2006 a convertible note holder converted $100,000 principal plus $18,742 of accrued interest into 263,871 shares of the Company's common stock at a price of $0.45 per share.

In December 2006 a convertible note holder converted $400,000 principal plus $15,890 of accrued interest into 693,150 shares of the Company's common stock. In addition, as consideration for additional interest and points on this loan, in accordance with the terms of the loan agreement, the Company issued an additional 333,333 shares of the Company's common stock on the date of conversion.

In December 2006 we received an aggregate of $25,000 from two investors to purchase 41,667 shares which have not been issued to date. The $25,000 is included as a current liability in the accompanying consolidated balance sheet.

In December 2006 the Company issued 280,000 shares of common stock to an entity which provided marketing services to us in satisfaction of unpaid invoices of $140,000.

On December 5, 2006 the Company issued 1,138 shares of common stock to a sales broker in consideration for services rendered.

Between December 2005 and February 2006 the Company issued convertible notes aggregating $250,000, $150,000 to the aforementioned significant shareholder of the Company, and $100,000 to Greenwich Beverage Group LLC. In December 2006 the significant shareholder elected to convert his $150,000 principal plus accrued interest of $19,700 into 377,111 shares of the Company's common stock at price of $0.45 per share. Also in December 2006, Greenwich Beverage Group LLC converted $100,000 principal plus accrued interest of $13,933 into 253,185 shares of the Company's common stock at a price of $0.45 per share.

In June 2006 the Company borrowed $50,000 from an unrelated entity. Interest on the note was paid in 36,364 shares of Holdings common stock which were issued in December 2006. In January 2007 we induced the note holder to settle his $50,000 loan by issuing 91,901 shares of the Company's common stock.

In July 2006, we borrowed an aggregate of $300,000 from two entities which are affiliated with one another and issued convertible promissory notes in evidence thereof. In lieu of interest, we issued to the lenders warrants to purchase an aggregate of 300,000 shares of our common stock for $0.50 per share. These warrants are currently exercisable for a five-year period. In December 2006 the two entities converted the notes into an aggregate of 600,000 shares of Holdings stock at a price of $0.50 per share.

Between August through December 19, 2006, various senior convertible note holders converted $850,000 principal plus $146,219 interest into 2,216,819 shares of Holdings common stock. In connection with these senior notes, which were issued March and April 2005, warrants to purchase up to 1,350,000 shares of the Company's common stock were issued at an exercise price of $0.45 per share. In December 2006 three of the note holders exercised their warrants under the cashless exercise provision receiving an aggregate of 402,587 shares of the Company's stock. Warrants to purchase up to an aggregate of 820,000 shares of the Company's common stock remain outstanding, which are exercisable up to five years from the issuance date.

In November 2006 the Company issued 140,000 shares of its common stock in connection with a distribution agreement.

Between October and December 2006, the Company sold, in a private placement, 708,335 shares of common stock for 425,000 to seven accredited investors. In connection therewith, the Company paid $33,980 to a placement agent, Basic Investors, Inc.

Between October and November 2006, the Company sold 1,750,000 shares of Common Stock for $1,050,000 to four accredited investors, one of which is an entity controlled by a member of the Company's Board of Directors. In addition, these investors were issued warrants, exercisable for five years from the date of the investments, to purchase 875,000 shares of common stock at a price of $1.25 per share. The Company has the option to redeem up to 50% of the warrants at anytime prior to exercise at a price of $0.50 per warrant.


Item 3.  Defaults Upon Senior Securities

We have violated certain covenants contained in the Senior Notes (an aggregate of $1,350,000 issued to investors between March 15 and May 9, 2005 of which all of the notes have subsequently been converted to Company stock.


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


      March   , 2007

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