Form 10KSB/A
period 2005-04-30
DRINKS AMERICAS HOLDINGS, LTD
filed 2007-04-24
CIK 873540

FORM 10-KSB/A


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

Table 1 - High and Low Quotations of the Company's Common Stock


         Period                          High         Low
         ------                          ----         ---
         Fiscal 2004
            First quarter                 0.20      0.00125
            Second quarter             0.00125      0.00125
            Third quarter                 0.15      0.00125
            Fourth quarter                0.15      0.00125
         Fiscal 2005
            First quarter              0.00125      0.00125
            Second quarter                0.20      0.00125
            Third quarter              0.00125      0.00125
            Fourth quarter                1.00      0.00125


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

      There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter of our 2005 fiscal year that has materially affected, or is likely to reasonably affect, our internal control over financial reporting.

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

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, on March __, 2007


                                                 Drinks Americas Holdings, Ltd..

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


     Signature                   Capacities                            Date

------------------     Chief Executive Officer, Director         April 17, 2007
 J. Patrick Kenny

------------------     Chief Financial Officer                   April 17, 2007
  Fabio Berkowicz

------------------     Chief Operating Officer                   April 17, 2007
    Jason Lazo

------------------     Chairman of the Board                     April 17, 2007
    Bruce Klein

------------------     Director                                  April 17, 2007
Frederick Schulman

------------------     Director                                  April 17, 2007
   Marvin Traub

------------------     Director                                  April 17, 2007
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

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Drinks Americas Holdings, Ltd.
Wilton, Connecticut


We have audited the accompanying balance sheet of Drinks Americas Holdings, Ltd. and affiliates as of April 30, 2005, and the related statements of operations, shareholders' deficiency, and cash flows for the years ended April 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2005 and the results of its operations and its cash flows for the years ended April 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.


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
                                                                   ============

See notes to consolidated financial statements

                   DRINKS AMERICAS HOLDINGS, LTD AND AFFILIATE
               (FORMERLY MAXMILLIAN PARTNERS, LLC AND AFFILIATES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              YEARS
                                                              ENDED
                                                             APRIL 30,
                                                  -----------------------------
                                                      2005             2004
                                                  ------------     ------------
Net sales                                         $  2,071,566     $  1,354,453

Cost of sales                                        1,556,193        1,000,160
                                                  ------------     ------------

     Gross profit                                      515,373          354,293

Selling, general and administrative expenses         4,521,402        3,322,676
                                                  ------------     ------------

      Loss before other expenses (net)              (4,006,029)      (2,968,383)

Other expenses (net):

     Interest                                          361,769           42,346

     Other                                             (40,100)          (6,655)
                                                  ------------     ------------

                                                       321,669           35,691
                                                  ------------     ------------

      Net Loss                                    $ (4,327,698)    $ (3,004,074)
                                                  ============     ============

Net loss per share (Basic and Diluted)            $      (0.10)    $      (0.08)
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

17.   AMENDMENT TO FORM 10KSB

      The Company's Form 10KSB for the year ended April 30, 2005 has been amended to reflect the revision to the audit report to cover the financial statements for the year ended April 30, 2004 and revisions to Item 8A "Controls and Procedures" to provide additional required information.