Form 10QSB/A
period 2005-10-31
DRINKS AMERICAS HOLDINGS, LTD
filed 2007-04-24
CIK 873540

Form 10QSB/A DRINKS AMERICAS HOLDINGS, LTD - DKAM Filed: December 20, 2005 (period: October 31, 2005) Quarterly report filed by small businesses

DRINKS AMERICAS HOLDINGS, LTD
AND SUBSIDIARIES

FORM 10-QSB/A

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2005

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Report on Form 10-QSB to "we", "us", "our" and the Company are to Drinks Americas Holdings, Ltd., a Delaware corporation and formerly Gourmet Group, Inc., a Nevada corporation, and its majority owned subsidiaries Drinks Americas, Inc., Drinks Global Imports, LLC and Maxmillian Mixers, LLC.

Cautionary Notice Regarding Forward Looking Statements

We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This Report on Form 10-QSB contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, products future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Factors Relating to Our Company and Our Business" as well as those discussed elsewhere in this Report, and the risks to be discussed in our next Annual Report on Form 10-KSB and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
(FORMERLY MAXMILLIAN PARTNERS, LLC AND AFFILIATES)
CONSOLIDATED BALANCE SHEET (Restated and Unaudited)
AS OF OCTOBER 31, 2005

ASSETS

Current Assets:
Cash and equivalents	$21,071
Accounts receivable, net of allowance	174,035
Due from factor, net of allowance	96,272
Inventories	595,661
Other current assets	186,020

Total current assets	1,073,059

Property and Equipment, at cost less accumulated depreciation and amortization of $93,601	101,140

Investment in Equity Investees	60,024

Intangible assets, net of accumulated amortization	1,838,852

Deferred loan costs	126,935

Other	24,997

$3,225,007

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:

Accounts payable	$2,773,021
Notes and loans payable	3,010,966
Accrued expenses	1,600,487

Total current liabilities	7,384,474

Long-term debt, less current maturities	100,000

Total liabilities	7,484,474

Shareholders' deficiency

Preferred Stock, $0.001 par value; 1,000,000 shares authorized - Common Stock, $0.001par value; 100,000,000 authorized: issued and outstanding 57,070,591 shares	57,071
Additional paid-in capital	8,622,743
Accumulated deficit	(12,939,281)

(4,259,467)

$3,225,007

See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD. AND AFFILIATES
(FORMERLY MAXMILLIAN PARTNERS, LLC AND AFFILIATES)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,
	2005	2004	2005	2004

Net sales	$830,820	$1,324,733	$522,520	$720,784

Cost of sales	604,792	982,732	376,508	552,080

Gross profit	226,028	342,001	146,012	168,704

Selling, general and administrative expenses	2,202,263	2,070,768	1,066,801	968,544

Loss before other income (expense) and income tax expense	(1,976,235)	(1,728,767)	(920,789)	(799,840)

Other income (expense):

Interest expense	(138,848)	(72,118)	(65,290)	(50,258)
Other income	190,000	12,929	190,000	5,429
	(51,152)	(59,189)	(124,710)	(44,829)

Loss before income tax expense	(1,925,083)	(1,787,956)	(796,079)	(844,669)

Income tax expense	—	—	—	—

Net Loss	$(1,925,083)	$(1,787,956)	$(796,079)	$(844,669)

Net loss per share (Basic and Diluted)	$(0.03)	$(0.04)	$(0.01)	$(0.02)

See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATE
(FORMERLY MAXMILLIAN PARTNERS, LLC AND AFFILIATES)
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED OCTOBER 31, 2005 & 2004 (Unaudited)

	2005	2004
	(restated)
Cash Flows From Operating Activities:
Net loss	$(1,925,083)	$(1,787,956)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	146,255	15,825
Earnings in equity method investees	(10,000)	(12,929)
Stock issued for services of vendors, employees, directors		1,200
Allowance for uncollectible accounts
Changes in operating assets and liabilities:
Accounts receivable	(68,917)	(25,051)
Due from factor	(68,116)	(3,617)
Inventories	43,174	(74,384)
Other current assets	18,012	(12,197)
Accounts payable	570,585	209,960
Accrued expenses	700,022	450,892

Net cash used in operating activities	(594,068)	(1,238,257)

Cash Flows From Investing Activities:
Acquisition of property and equipment	—	(30,161)
Acquisition of intangibles and deferred charges	(9,000)	(40,130)
Other	496	—

Net cash used in investing activities	(8,504)	(70,291)

Cash Flows From Financing Activities:
Proceeds from issuances of notes, loans and long-term debt	393,500	1,451,336
Payments of notes and loans	(1,435)	(229,145)

Net cash provided by financing activities	392,065	1,222,191

Net increase in cash	(210,507)	(86,357)

Cash and equivalents - beginning of period	231,578	103,768

Cash and equivalents - end of period	$21,071	$17,411

Supplemental Disclosure of Cash Flow Information Non-Cash Transactions:
Conversion of long-term debt and accrued interest into shares of common stock net of unamortized debt costs	$1,020,291	$—

Acquisition of business: Current assets less current liabilities	$(115,683)	$—
Intangibles and other assets	1,265,683	—
Stock issued at fair value	650,000	—
Payable to seller	500,000	—

Sale of product in exchange for prepaid expenses (vendor trade credits)	$—	$115,100
Interest paid	$17,859	$2,100
Income taxes paid	$—	$—

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
(FORMERLY MAXMILLIAN PARTNERS LLC, AND AFFILIATES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant accounting policies

(a) Basis of presentation

    On March 9, 2005 the shareholders of Drinks Americas, Inc. ("Drinks") a company engaged in the business of importing and distributing unique, premium alcoholic and non-alcoholic beverages associated with icon entertainers, sports figures, celebrities and destinations, to beverage wholesalers throughout the United States, acquired control of Drinks Americas Holdings, Ltd ("the Company"). The Company was incorporated in the State of Delaware on February 14, 2005. On March 9, 2005 the Company merged with Gourmet Group, Inc., ("Gourmet"), a publicly traded Nevada corporation, which resulted in Gourmet shareholders acquiring 1 share of the Company's common stock in exchange for 10 shares of Gourmet's common stock. Both the Company and Gourmet were considered "shell" corporations, as Gourmet had no operating business on the date of the share exchange, or for the previous three years. Pursuant to the June 9, 2004 Agreement and Plan of Share Exchange among Gourmet, Drinks and the Drinks' shareholders the Company, with approximately 4,058,000 of outstanding common stock, issued approximately 45,164,000 of additional shares of its common stock on March 9, 2005 to the common shareholders of Drinks and to the members of its affiliate Maxmillian Mixers, LLC ('Mixers'), in exchange for all of the outstanding Drinks' common shares and Mixers' membership units, respectively. As a result Maxmillian Partners, LLC, ("Partners"), which owned 99% of the Drinks' outstanding common stock and approximately 55% of Mixers' outstanding membership, units became the Company's controlling shareholder with approximately 87% of the Company's outstanding common stock.

    For financial accounting purposes this business combination has been treated as a reverse acquisition, or a recapitalization of Maxmillian Partners, LLC, a holding company and the parent company of Drinks, and Partners' other operating subsidiary and affiliates, Mixers and Drinks' inactive foreign subsidiaries (Bebedes de C.A. and Cohete, S.A.). The consolidated results of operations and cash flows for the six months and three months ended October 31, 2004 are those of Partners its subsidiary and affiliates. (collectively "the Company" prior to March 9, 2005). The consolidated balance sheet as of October 31, 2005 and results of operations and cash flows for the six months and three months ended October 31, 2005 reflect Drinks Americas Holdings, Ltd its majority-owned subsidiaries and Partners (collectively "the Company" subsequent to March 9, 2005). All intercompany transactions and balances in these financial statements have been eliminated in consolidation. The amount of common and preferred shares authorized, issued and outstanding as of October 31, 2005, are those of the Company, the legal acquirer. Common shares outstanding as of October 31, 2004 and weighted average number of basic and diluted common shares outstanding for the six months and three months then ended represent the number of equivalent shares which would have been issued by the Company to the Drinks' shareholders and Mixer members prior to March 9, 2005. Operating results of Drinks Americas Holdings, Ltd. and its predecessor Gourmet for periods prior to the date of the reverse acquisition and its financial position as of April 30, 2004 are not material.

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

On March 11, 2005 the Company and an unrelated individual organized Drinks Global Imports, LLC (“DGI”).
 The Company owns 90% of the membership units and the individual, who is the president of DGI, owns 10%. DGI’s business is to import wines from various parts of the world and sell them to distributors throughout the United States.

    The Company has a shareholders' deficit of $4,259,467 as of October 31, 2005, and has incurred significant operating losses and negative cash flows from operations since inception. These factors indicate the Company may not be able to continue as a going concern. Management anticipates cash flows from the proceeds of additional debt and equity offerings in fiscal 2006. Management plans to introduce new products and to greatly expand the marketing efforts of all of its products to increase volume and reduce operating losses during the balance of fiscal 2006. There can be no assurance, however that management's plans will enable the Company to attain profitable operations or generate sufficient cash flows from operations and financing activities necessary to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of October 31, 2005, its results of operations and its cash flows for the six and three months ended October 31, 2005 and 2004. Pursuant to the rules and regulations of the SEC for interim financial statements, certain information and disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited financial statements should be read in conjunction with the audited financial statements and the other information in the Form 10-KSB.

(b) Nature of business

    Through our majority-owned subsidiaries, Drinks and DGI, we import, distribute and market unique, premium alcoholic and non-alcoholic beverages associated with icon entertainers, sports figures, celebrities and destinations, to beverage wholesalers throughout the United States.

(c) Use of estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Accordingly, actual results may differ from those estimates.

(d) Critical Accounting Policies

    We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the financial statements:

The Company recognizes revenues when title passes to the customer, which is generally when products are shipped.

The Company recognizes revenue dilution from items such as product returns, inventory, credits, discounts and other allowances in the period that such items are first expected to occur. The Company has not realized material amounts of revenue dilution in the periods covered by this report. In this regard, the Company does not offer its clients the opportunity to return products for any reason other than manufacturing defects. No material amounts of product returns have occurred during this fiscal year. In addition, the Company does not offer incentives to its customers to either acquire more products or maintain higher inventory levels of products than they would in the ordinary course of business. The Company assesses levels of inventory maintained by its customers through telephone communications with its customers and believes that most maintain low levels of inventory of its products. Furthermore, it is the Company’s policy to accrue for material post shipment obligations and customer incentives in the period the related revenue is recognized. As of October 31, 2005 there were no such amounts to accrue.

Accounts receivable are recorded at original invoice amount less an allowance for un collectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management be lieves that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations.

2.         Inventories

Raw materials	$45,500
Finished goods	550,161
$595,661

3.         Notes and Loans Payable

Private placement senior convertible notes (1)	$1,350,000
Unsecured bank note payable	200,000
Due to sellers of acquired business	500,000
Secured and unsecured note payable to shareholders	853,055
Other	107,911
$3,010,966

In September 2005, the Company borrowed $100,000 from an unrelated individual which accrues interest at a rate of 6% per annum which is payable along with unpaid principal on June 21, 2006.

(1) Includes $100,000 owed to a company controlled by one of our directors.

4.         Long-term debt

    Long-term debt consists of a $100,000 convertible note payable with the entire principal balance due on June 15, 2008. Interest accrues at 1% above the prime rate, payable semi-annually commencing December 15, 2005. The holder has the option to convert all of the principal into shares of our common stock based upon the greater of (1) 20% below the average daily closing price for each of the trading days during the 90 calendar day period immediately preceding the date the holder provides written notice to us of intent to convert or (2) $0.45 per share.

5.         Accrued expenses

Payroll and consulting fees owed to officers,
directors and shareholders	$621,576
All other payroll	710,537
Interest (Includes $34,605 due to directors)	130,093
Others	138,281
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

    We incurred fees payable to two consulting companies, one controlled by our Chairman of the Board and one controlled by another director, for services rendered by each totaling $120,000 and $50,000 respectively for each of the six months ended October 31, 2005 and 2004, and $60,000 and $25,000 respectively for each of the three months ended October 31, 2005 and 2004. We owed the Chairman's firm $108,000 and the director's firm $333,330 as of October 31, 2005.

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

9.         Acquisition

    On October 27, 2005 (the “Acquisition Date”) the Company acquired certain assets from Rheingold Brewing Company, Inc. (“RBCI”) and assumed certain of its liabilities. The purpose of the acquisition was for diversification of the Company’s products and expansion of its distribution base. On the Acquisition Date Holdings issued 724,638 shares of restricted common stock with a fair value of approximately $650,000 to RBCI and assumed approximately $142,000 of their liabilities and are contractually obligated to RBCI to issue an additional $500,000 payable in restricted shares, with a value of $350,000 of Holdings’ common stock and $150,000 cash, accruing no interest on October 27, 2006. The value of the common stock payable shall be based on the 60 calendar day trading price of Holdings’ stock prior to October 27, 2006. The total fair value of the assets in the acquisition included in the accompanying balance sheet aggregated $1,292,000 of which $1,245,683 has been assigned to the fair value of the Rheingold license rights and trademark that expire in 2014 with an option to renew. Due to immateriality the operations of Rheingold have not been included in the accompanying statement of operations. The Rheingold license and trademark will be amortized on a straight line basis over 15 years beginning in our third quarter fiscal 2006

10.	Subsequent Event

Between December 2 and December 8, 2005, we issued a convertible secured promissory notes aggregating $727,167 (the "Amended Close Note"), the principal and accrured but unpaid interest of which may be converted into the Company's securities pursuant to the terms and conditions of any private placement equal to or in excess of $5 million closed by the company on or before December 31, 2006, at a per share price equal to the lower of (i) 20% below the price at which the company issues any such securities, or (ii) $0.45 per common share. In connection with the Amended Close Note, the Company issued warrants to purchase 403,979 shares of our common stock at an exercise price of $0.45 per share. The notes consist of $75,000 received from Ken Close, who is significant shareholder of the Company. $100,000, received from an entity controlled by a director of the Company and $552,167 from two unrelated companies.

11. Restatement of Financial Statements

During the period ended October 31, 2005, the Company acquired certain assets of Rheingold Brewing Co., Inc. (see Note 9). The Company originally recorded the consequences of this acquisition by applying a discount, to the Common Stock issued at the closing of the acquisition as well as those shares to be issued in October 2006, as compared to the quoted market price of its stock at the time of the acquisition. The Company should have recorded this transaction based on the quoted market price of its Common Stock at the time of the acquisition and has restated its consolidated balance sheet for the period ended October 31, 2005 accordingly. The restatement did not affect the consolidated statement of operations nor did it affect net cash provided by operations, net cash used in investing activities or net cash provided by financing activities.

The following table sets forth the effects of the Restatement on the consolidated balance sheet for the period ended October 31, 2005:

	As
	Previously
Selected Balance Sheet Date at October 31, 2005:	Reported	Adjustments	As Restated
Other current assets	$252,402	$(66,382)	$186,020
Total current assets	1,139,441	(66,382)	1,073,059
Intangible assets, net	834,204	1,004,648	1,838,852
Other assets	82,299	(57,302)	24,997
Total assets	2,344,043	880,964	3,225,007
Notes and loans payable (current portion)	2,693,023	317,943	3,010,966
Total current liabilities	7,066,531	317,943	7,384,474
Total liabilities	7,166,531	317,943	7,484,474
Additional paid in capital	8,059,722	563,021	8,622,743
Shareholders' deficiency	(4,822,488)	563,021	(4,259,467)
Total liabilities and shareholders deficiency	2,344,043	880,964	3,225,007

12. Amendment Form 10QSB

The Company’s Form 10QSB for the period ended October 31, 2005 has been amended to reflect the restatements noted in Note 11, additional disclosure in Note 1 (d) pertaining to revenue dilution, revisions to the disclosure in Item 3 “Controls and Procedures” to provide additional required information, as well as revisions to Exhibits 31.1 and 31.2 to include additional required certifications.

Part 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis summarizes the significant factors affecting our (1) consolidated results of operations for the six and three months ended October 31, 2005, compared to the six and three months ended October 31, 2004, and (2) financial liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Part 1 of this Report, and the audited consolidated financial statements and notes included in Form 10-KSB, which Report was filed on August 15, 2005

Results of Operations

Six Months Ended October 31, 2005 and 2004:

    Net Sales: Net sales were $830,820 in the six months ended October 31, 2005 compared to net sales of $1,324,733 in the six months ended October 31, 2005 or a decrease of $493,913. As a result of insufficient working capital we were unable to maintain adequate levels of inventory which adversely affected our sales in fiscal 2006. During the second half of fiscal 2005 and the first quarter of fiscal 2006, we launched Newman's Own Lightly Sparkling Fruit Juice Drinks ("Newman's Own") in selected markets in the United States and as a result, our non-alcoholic product sales increased by 25,000 cases or approximately $191,000 in the six months ended October 31, 2005 as compared to the six months ended October 31, 2004. Alcoholic product cases sales were 7,345 for the six months ended October 31, 2005, compared to 12,609 for the six months ended October 31, 2004, for a gross sales dollar decrease of approximately $542,000. This overall decrease resulted from inventory shortfalls that impacted sales of alcoholic products in fiscal 2006 vs 2005. We launched Damiana Liqueur and our International Wines operation in fiscal 2006. These initiatives resulted in approximately $170,000 of additional sales. Incremental product sales did not offset net volume declines in our existing brands due to inventory shortfalls. Customer price support allowances, as a percentage of gross sales, increased from 3.1% of gross sales in fiscal 2005 to 7% of gross sales in fiscal 2006 due primarily from product mix.

    Gross Profit: Gross profit was $226,028 in the six months ended October 31, 2005 (27.2% of net sales), compared to gross profit of $342,001 in the six months ended October 31, 2004 (25.8% of net sales)or a decrease of $115,973. Approximately $140,000 of this decrease was attributable to the decline in gross sales of all products during fiscal 2006. Our introductory sales of Newman's Own for the three months ended July 31, 2005 were executed with market price support in order to establish the product in the marketplace. Accordingly the gross profit increase in fiscal 2006 of approximately $20,000 from the sales of Newman's Own (included in the net gross profit decline of $140,000) was affected by the launch period discounting. We expect increased gross product percentages from sales of this product in the future. Other favorable adjustments in fiscal 2006 resulted in net increases to our gross profit of approximately $25,000.

    Selling, General and Administrative Expenses: Selling, general and administrative expenses were $2,202,263 in the six months ended October 31, 2005, an increase of $131,495 from expenses of $2,070,768 in the six months ended October 31, 2004. The increase in the current fiscal year was due to a number of positive and negative variances. During 2005 we settled an account balance with our former marketing agency for services rendered during fiscal 2005 for an amount substantially more than we had projected as of the end of our fiscal year. As a result expenses in the six months ended October 31, 2005 were adversely affected by this settlement by approximately $100,000. However salesmen's' salaries, draws and commissions, and outside consulting fees in the six months ended October 31, 2005 were approximately $70,000 less than the same expenses in the six months ended October 31, 2004. Fiscal 2005 includes amounts of salaries which were paid to certain sales representatives and employees no longer with the company and who were not replaced in this current fiscal year. In the six months ended October 31, 2005 salaries include that of the president of DGI for approximately $76,000, an entity we created in the last quarter of fiscal 2005 and that of sales personnel for non-alcoholic beverages hired subsequent to October 31, 2004, totaling approximately $60,000. Other increases in selling, general and administrative expenses in fiscal 2006 as compared to fiscal 2005 included substantially higher legal and accounting fees of approximately $110,000. In addition there was approximately an additional $130,000 of charges for depreciation and amortization in fiscal 2006 compared to fiscal 2005 as the result of the amortization of the expenses related to borrowings incurred subsequent to October 31, 2004.

Other income (expense): Other income (expense) were $51,152 in the six months ended October 31, 2005 compared to ($59,189) in the six months ended October 31, 2004. In November 2005 we settled a dispute with a former supplier related to our contention that market services that were contractually obligated to Drinks by a supplier were not delivered in support of certain sales obligations. As a result we agreed to pay the former supplier $300,000, which resulted in a reduction in the amount owed to the supplier and a corresponding gain of $180,000.

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

    Selling, General and Administrative Expenses: Selling, general and administrative expenses were $1,066,801 in the three months ended October 31, 2005, an increase of $98,257 from expenses of $968,544 in the three months ended October 31, 2004. The increase in the current fiscal year was due to a number of positive and negative variances. Salesman's salaries, draws, commissions and expenses in the fiscal 2006 quarter were less than fiscal 2005 by approximately $76,000 as the result of salesmen who left the company in fiscal 2005 and were not replaced in the current fiscal quarter. Selling and marketing expenses decreased in fiscal 2006 by approximately $113,000. Other salaries increased approximately $26,000 and are substantially the result of our fiscal 2006 hiring of the president of DGI. Other increases in selling, general and administrative expenses in fiscal 2006 as compared to fiscal 2005 included substantially higher legal and accounting fees insurances and other charges related to our status as of public company starting in January 2005 of approximately $191,000. In addition there was approximately an additional $70,000 of charges for depreciation and amortization in fiscal 2006 compared to fiscal 2005 as the result of the amortization of the expenses related to borrowings incurred subsequent to October 31, 2004.

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

We have experienced net losses and negative cash flows from operations and investing activities from our inception in fiscal 2003. Net losses for the six months ended October 31, 2005 and 2004 aggregated $1,925,083 and $1,787,956 respectively. Cash consumed from operating and investing activities for the six months ended October 31, 2005 was $602,572 compared to $1,308,548 for the six months ended October 31, 2004. This decrease in fiscal 2006 was the result of liquidation of inventories and substantially higher increases in amounts due to creditors. In the six months ended October 31, 2005 net cash provided by financing totaled $392,065 which is substantially less than $1,222,191 provided in the six months ended October 31, 2004.

In February 2005, we entered into a best efforts investment banking agreement, which was modified in October, 2005, pursuant to which a placement agent is marketing an equity-related financing for us of between $6,000,000 and $10,000,000 (the "2005 Equity Offering"). As the result of a bridge financing to the 2005 Equity Offering, we issued senior convertible notes (the "Bridge Notes") in the amount of $1,350,000 between March 15, 2005 and May 9, 2005 of which $1,150,000 of proceeds (net of fee and legal costs) was received. These notes bear interest at 10% per annum and both principal and interest are payable on the first anniversary of the respective note's issuance date. The notes include a conversion feature, enabling the holder to convert the principal into shares of our common stock at the lower of the per share price equivalent in the 2005 Equity Offering or $0.45 per share. In connection with these notes, we issued warrants to purchase 1,350,000 shares of our common stock with a per share exercise price equal to the lower of $0.45 or the per share price equivalent in the 2005 Equity Offering. Presently no amounts have as yet been raised in the 2005 Equity Offering and we cannot assure you that we will be able to obtain such financing. Between December 2, 2005 and December 8, 2005, the company borrowed an aggregate of $727,167 and issued secured convertible notes to Ken Close, one of our major stockholders and secured lenders, in conjunction with an affiliate of one of our directors and a private investor. These convertible notes (i) bear interest at 12% per annum, (ii) are to be repaid on the earlier of (a) the closing of the 2005 Equity Offering or (b) the first anniversary of the notes, and (iii) are convertible at the option of the holder into the debt or equity securities of the Company pursuant to the terms of any private placement equal to or in excess of $5 million closed by the Company on or before December 31, 2006, at a price equal to the lower of (a) twenty per cent (20%) below the price at which the Company issues any such securities, or (b) $0.45 per common share. In addition, 403,982 warrants were issued to the convertible note holders exercise price of $.45 per share of common stock. Such warrant will be exercisable for a five year period, have cashless exercise provisions, full-ratchet anti-dilution protection and contain such other provisions as are typically found in Warrants issued to lenders.

On June 15, 2005 we borrowed $100,000 from an investor and issued our convertible promissory note which requires that the principal be repaid in full on June 15, 2008. Interest accrues at 1% above the prime rate and is payable on a semi-annual basis. At the option of the investor, the principal of this note is convertible in full into shares of our common stock based on a conversion price equal to the greater of (1) 20% below the average daily closing price for each of the trading days during the ninety day period immediately preceding the date the investor provides written notice to us the intent to convert, or (2) $0.45 per share.

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

3. Controls and Procedures

We carried out an evaluation of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision of our Chief Executive Officer and Principal Accounting Officer. Based upon the evaluation they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our obligations under the Exchange Act.  The financial statement revisions previously noted did not affect management's original conclusion concerning the effectiveness of the Company's controls and procedures.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Between December 2 and December 8, 2005, we issued a convertible secured promissory note in the amount of $727,167 (the "Amended Close Note"), the principal and accrued but unpaid interest of which may be converted into the company's securities pursuant to the terms and conditions of any private placement equal to or in excess of $5 million closed by the company on or before December 31, 2006, at a per share price equal to the lower of (i)20% below the price at which the company issues any such securities, or (ii) $0.45 per common share. In connection with the Amended Close Note, the company issued warrants to purchase 403,979 shares of our common stock at an exercise price of $0.45 per share.

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

April 17, 2007

DRINKS AMERICAS HOLDINGS, LTD.

By:	/s/ J. Patrick Kenny
J. Patrick Kenny
President and Chief Executive Officer

By:	/s/ Fabio R. Berkowicz
Fabio R. Berkowicz
Chief Financial Officer