Form 10QSB/A
period 2006-01-31
DRINKS AMERICAS HOLDINGS, LTD
filed 2007-04-24
CIK 873540

Form 10QSB/A
DRINKS AMERICAS HOLDINGS, LTD - DKAM
Filed: March 22, 2006 (period: January 31, 2006)
Quarterly report filed by small businesses

DRINKS AMERICAS HOLDINGS, LTD
AND AFFILIATES

FORM 10-QSB/A

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2006

EXPLANATORY NOTE

 Unless otherwise indicated or the context otherwise requires, all references in this Report on Form 10-QSB to “we”, “us”, “our” and the Company are to Drinks Americas Holdings, Ltd., a Delaware corporation and formerly Gourmet Group, Inc., a Nevada corporation, and its majority owned subsidiaries Drinks Americas, Inc., Drinks Global Imports, LLC and Maxmillian Mixers, LLC.

Cautionary Notice Regarding Forward Looking Statements

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Report on Form 10-QSB contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circ and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in “Factors Relating to Our Company and Our Business” as well as those discussed elsewhere in this Report, and the risks to be discussed in our next Annual Report on Form 10-KSB and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
(FORMERLY MAXMILLIAN PARTNERS, LLC AND AFFILIATES)
CONSOLIDATED BALANCE SHEET (Restated and Unaudited)
AS OF JANUARY 31, 2006

ASSETS
Current Assets:
Accounts receivable, net of allowance	$12,038
Due from factor, net of allowance	110,539
Inventories	768,964
Other current assets	63,384

Total current assets	954,925

Property and Equipment, at cost less accumulated
depreciation and amortization of $93,601	99,140

Investment in Equity Investees	60,024

Intangible assets, net of accumulated amortization	1,859,891

Deferred loan costs	64,232

Other	24,997

$3,063,209

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$2,644,097
Notes and loans payable	3,568,201
Accrued expenses (*)	1,481,240

Total current liabilities	7,693,538

Long-term debt, less current maturities	100,000

7,793,538

Shareholders’ deficiency
Preferred Stock, $0.001 par value; 1,000,000 shares authorized	—
Common Stock, $0.001par value; 100,000,000 authorized:
issued and outstanding 57,070,591 shares	57,071
Additional paid-in capital	9,637,886
Accumulated deficit	(14,425,286)

(4,730,329)

$3,063,209

(*) includes bank overdraft of $(8,771)

See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD. AND AFFILIATES
(FORMERLY MAXMILLIAN PARTNERS, LLC AND AFFILIATES)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	JANUARY 31,		JANUARY 31,
	2006	2005	2006	2005
	(restated)		(restated)
Net sales	$1,105,700	$1,721,382	$274,880	$396,649

Cost of sales	823,469	1,271,395	218,677	288,663

Gross profit	282,231	449,987	56,203	107,986

Selling, general and administrative expenses	3,110,174	2,944,583	907,911	873,815

Loss before other income (expense) and income tax expense	(2,827,943)	(2,494,596)	(851,708)	(765,829)

Other income (expense):

Interest expense	(773,144)	(111,276)	(634,296)	(39,158)
Other income (expense):	190,000	—	—	(12,929)
	(583,144)	(111,276)	(634,296)	(52,087)

Loss before income tax expense	(3,411,087)	(2,605,872)	(1,486,004)	(817,916)

Income tax expense	—	—	—	—
Net Loss	$(3,411,087)	$(2,605,872)	$(1,486,004)	$(817,916)

Net loss per share (Basic and Diluted)	$(0.06)	$(0.06)	$(0.03)	$(0.02)

See notes to consolidated financial statements

DRINKS AMERICA HOLDINGS, LTD., AND AFFILIATES
(FORMERLY MAXMILLIAN PARTNERS, LLC AND AFFILIATES)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JANUARY 31, 2006 and 2005 (Unaudited)

Cash Flows from Operating Activities	2006	2005

Net Loss	$(3,411,087)	$(2,605,872)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation and amortization	189,916	41,545
Barter Sales	-	(115,729)
Earnings in equity method investees	(10,000)	-
Stock issued for services of vendors and interest payments	1,015,144	1,200
Accounts receivable	93,080	88,927
Due from factor	(82,382)	(43,757)
Inventories	(130,130)	179,223
Other current assets	140,648	(20,061)
Accounts payable	459,373	301,212
Accrued expenses	647,002	792,436

Net Cash used in operating activities	(1,088,436)	(1,380,876)

Cash Flows from Investing Activities
Acquisition of property and equipment	-	(30,149)
Acquisition of intangibles and deferred charges	(9,000)	(20,781)
Other	496	(100,141)

Net cash used in investing activities	(8,504)	(151,071)

Cash Flows from Financing Activities
Proceeds from issuances of notes, loans and long-term debt	1,027,167	1,653,398
Payments of notes and loans	(170,576)	(217,769)

Net cash provided by financing activities	856,591	1,435,629

Net decrease in cash	(240,349)	(96,318)

Cash and equivalents - beginning of period	231,578	103,768

Cash and equivalents - end of period	$(8,771)	$7,450

Supplemental Disclosure of Cash Flow Information Non-Cash Transactions:
Conversion of debt and accrued debt into shares
of common stock net of unamortized debt costs	$493,380	$24,270

Acquisition of business: Current assets less current liabilities	$(115,683)	-
Intangibles and other assets	1,265,705	-
Stock issued at fair value	650,000	-
Payable to seller	500,000	-

Sale of product for prepaid expenses (vendor trade credit)	$-	$24,270

Interest paid	$22,383	$24,270

Income taxes paid	$-	$-

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

The Company has a shareholders' deficit of $4,730,329 as of January 31, 2006 , and has incurred significant operating losses and negative cash flows from operations since inception. These factors indicate the Company may not be able to continue as a going concern. Management anticipates cash flows from the proceeds of additional debt and equity offerings in fiscal 2006. During the period of May 1, 2005 to January 31, 2006 the company received additional debt of $1,027,167.

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

In the opinion of the management, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of January 31, 2006, its results of operations and its cash flows for the nine and three months ended January 31, 2006 and 2005. Pursuant to the rules and regulations of the SEC for interim financial statements, certain information and disclosers normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited financial statements should be read in conjunction with the audited financials statements and the other information in the Form 10-KSB.

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

The Company recognizes revenue dilution from items such as product returns, inventory, credits, discounts and other allowances in the period that such items are first expected to occur. The Company has not realized material amounts of revenue dilution in the periods covered by this report. In this regard, the Company does not offer its clients the opportunity to return products for any reason other than manufacturing defects. No material amounts of product returns have occurred during this fiscal year. In addition, the Company does not offer incentives to its customers to either acquire more products or maintain higher inventory levels of products than they would in the ordinary course of business. The Company assesses levels of inventory maintained by its customers through telephone communications with its customers and believes that most maintain low levels of inventory of its products. Furthermore, it is the Company’s policy to accrue for material post shipment obligations and customer incentives in the period the related revenue is recognized. As of January 31, 2006 there were no such amounts to accrue.

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

2. Inventories

Finished goods	$768,964

3. Notes and Loans Payable

Private placement senior convertible notes (1)	$1,350,000
Unsecured bank note payable	200,000
Due to sellers of acquired business	500,000
Secured and unsecured note payable to shareholders	1,513,393
Other	4,808
$3,568,201

(1) Includes $100,000 owed to a company controlled by one of our directors.

Between December 2, 2005 and December 8, 2005, the Company borrowed an aggregate of $727,167 and issued secured convertible notes to Ken Close ($75,000 note), one of our major stockholders, an affiliate of one of our directors ($100,000 note) and an two unrelated investors ($552,167 evidenced by promissory notes). These convertible notes bear interest at 12% per annum and are payable on demand. They are convertible at the option of the holder into the equity securities of the Company pursuant to the terms of any private placement equal to or in excess of $5 million closed by the Company on or before December 31, 2006, at a price equal to the lower of (a) twenty per cent (20%) below the price at which the Company issues any such securities, or (b) $0.45 per common share. In addition, warrants to purchase 403,979 shares of the Company’s common stock were issued to the note holders at an exercise price of $0.45 per share of common stock. The warrants were issued as follows: Ken Close received warrants to purchase 41,666 shares of common stock, the affiliate controlled by one of our directors received warrants to purchase 55,556 shares and the two unrelated entities received warrants to purchase 306,757 shares. Such warrants are exercisable immediately for a five year period from the date of the notes. The warrants have a cashless exercise provisions and full-ratchet anti-dilution protection. The Company has determined, as of the date the notes were issued the warrants had a value of $101,528. The terms of the notes enables the holders to convert such securities into common stock of the Company at a price of $0.45 per share which was at a discount to the market price of the common stock at the date convertible. At issuance, the convertible notes were convertible into shares of the Company’s common stock with an aggregate value which exceeded the amount of proceeds allocated to the convertible notes by $343,565. The discounts relating to the warrants and the beneficial conversion features have been expensed immediately to interest expense since the notes are redeemable on demand. In February 2006 Ken Close invested an additional $75,000 and was issued a convertible note in like amount and warrants to purchase an additional 41,667 shares of the Company’s common stock.

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

5. Accrued expenses

Payroll and consulting fees owed to officers,
directors and shareholders	$513,443
All other payroll	532,318
Interest (Includes $34,605 due to directors)	278,067
Others	157,412
$1,481,240

6. Shareholders' Deficit

From inception we had no employee stock option or incentive plans, and have not since adopted any employee stock option plans. Outstanding stock purchase warrants as of January 31, 2006 total 1,753,979 shares at a purchase price of $0.45 per share.

7. Related Party Transactions

We incurred interest expense of $ 22,439 and $ 5,000 on loans to us from one director during the nine and three months ended January, 2006.

We incurred fees payable to two consulting companies, one controlled by our Chairman of the Board and one controlled by another director, for services rendered by each totaling $120,000 and $75,000, respectively, for each of the nine months ended January 31, 2006 and 2005. For each of the three months ended January 31, 2006 and 2005 we incurred fees to the other directors firm of $25,000. At January 31, 2006 we owed the Chairman's firm $105,800. On January, 2006 the other director converted fees totaling $403,329 into restricted common stock of the company at a price of $ 0.45 per share. Based on the fair value of our common stock on the date the agreement to issue the shares was reached the Company recognized additional consulting fees aggregating $62,671 for the nine months ended Janaury 31, 2006.

8. Sales Concentration

For the Nine months ended January 31, 2006 one customer accounted for 18% of our sales compared to 15.5% of our sales for the nine months ended January 31, 2005. For the three month ended January 31, 2006 and 2005, that same customer and another accounted for 32.0% and 20.6% of our sales, respectively.

9. Acquisition

On October 27, 2005 the Company acquired certain assets of Rheingold Brewing Company (“RBCI”) and assumed certain of its obligations.The purpose of the acquisition was for diversification of the Company’s products and expansion of its distribution base. Holdings issued 724,638 shares of restricted common stock with a fair value of approximately $650,000 to RBCI and assumed approximately $142,000 of their liabilities and are contractually obligated to RBCI to issue an additional $500,000 payable in restricted shares, with a value of $350,000 of Holdings’ common stock and $150,000 cash, accruing no interest, on October 27, 2006. The value of the common stock payable shall be based on the 60 calendar day trading price of Holdings’ stock prior to October 27, 2006.

The amount initially assigned to the value of the Rheingold license rights and trademark aggregated $1,245,683 of which $20,761 has been amortized as of January 31, 2006.

10. Restatement of Financial Statements

The consolidated balance sheet as of January 31, 2006 and the related statement of operations for the nine and three months ended January 31, 2006 have been restated to correct the following:

During the period ended October 31, 2005, the Company acquired certain assets of Rheingold Brewing Co., Inc. (see Note 9). The Company originally recorded the consequences of this acquisition by applying a discount, to the Common Stock issued at the closing of the acquisition as well as those shares to be issued in October 2006, as compared to the quoted market price of its stock at the time of the acquisition. The Company should have recorded this transaction based on the quoted market price of its Common Stock at the time of the acquisition and has restated its consolidated balance sheet at January 31, 2006 accordingly. In addition the Company was to begin amortizing the Rheingold intangible asset in the period in which sales were expected to begin. The cost of the intangible should be amortized to expense over the period of benefit, beginning as of the date of acquisition. Accordingly, the Company has restated the accompanying consolidated financial statements to reflect the amortization of the intangible asset beginning in the quarter ended January 31, 2006. The impact on net loss for both the nine and three months ended January 31, 2006, to correct this error, was $ (20,761) which did not affect the stated per share loss (basic and diluted) previously reported.

The Company entered into several transactions in the period ended January 31, 2006 which involved the issuance of the Company’s common stock in satisfaction of obligations. Originally, in recording these transactions a discount was applied against the quoted market price per share of the common stock issued. The Company should have accounted for all such transactions based on the quoted market price of the Company’s common stock without discount. The impact on net loss for both the nine and three months ended January 31, 2006, to correct these errors, was $ (76,671) which did not affect the stated per share loss (basic and diluted) previously reported.

During the period ended January 31, 2006 the Company issued convertible promissory notes with detachable warrants as part of investment units. In recording such transactions the Company did not recognize a value for the conversion features of the convertible promissory notes and did not recognize the value of the warrants issued as part of the investment units. The failure to report values for the conversion features of the convertible promissory notes and for the warrants was due to the Company applying discounts to the value of the common stock underlying such securities, which discounts should have not been recognized. The Company should have recognized the intrinsic value of the conversion features of the convertible promissory notes by allocating the proceeds received by the Company with respect to the investment units between the warrants and convertible promissory in order to determine the effective purchase price for the debt and the warrants, and the resulting effective conversion price of the convertible promissory notes. The impact on net loss for both the nine and three months ended January 31, 2006, to correct these errors, was $ (445,091) or $ (.01) per share (basic and diluted).

In addition, cash and cash equivalents was originally reported as a negative amount on the consolidated balance sheet. Such amounts were restated and reclassified as accrued expenses.

None of the restatements affected net cash provided by operations, net cash used in investing activities or net cash provided by financing activities.

The following table sets forth the effects of the Restatements on the consolidated balance sheet as of January 31, 2006:

	As
	Previously
Selected Balance Sheet Date at January 31, 2006:	Reported	Adjustments	As Restated
Cash and cash equivalents	$(8,771)	$8,771	$-
Other current assets	129,766	(66,382)	63,384
Total current assets	1,012,536	(57,611)	954,925
Intangible assets, net	876,004	983,887	1,859,891
Other assets	146,531	(121,534)	24,997
Total assets	2,194,235	868,974	3,063,209
Notes and loans payable (current portion)	3,250,257	317,944	3,568,201
Accrued expense	1,472,469	8,771	1,481,240
Current liabilities	7,366,823	326,715	7,693,538
Total liabilities	7,466,823	326,715	7,793,538
Common Stock	68,041	(10,970)	57,071
Additional paid in capital	8,542,132	1,095,754	9,637,886
Accumulated deficit	(13,882,761)	(542,525)	(14,425,286)
Shareholders deficit	(5,272,588)	542,259	(4,730,329)
Total liabilities and shareholders deficiency	2,194,235	868,974	3,063,209

Consolidated Statement of Operations

The following table sets forth the effects of the Restatements on the Consolidated Statements of Operations for the nine and three months ended January 31, 2006:

	Nine Months	Three Months

Selling, general and administrative expenses - as previously reported	$3,012,742	$802,242
Impact of restatements	97,432	105,669
Selling, general and administrative expenses - restated	$3,110,174	$907,911
Loss before other inome (expenses) - as previously reported	$2,730,511	$746,039
Impact of restatements	97,432	105,669
Loss before other inome (expenses) - restated	$2,827,943	$851,708
Interest expense - as previously reported	$328,051	$189,204
Impact of restatements	445,093	445,093
Interest expense - restated	$773,144	$634,297
Other inome (expenses) - as previously reported	$(138,051)	$(189,203)
Impact of restatements	(445,093)	(445,093)
Other inome (expenses) - restated	$(583,144)	$(634,296)
Net loss - as previously reported	$2,868,562	$935,243
Impact of restatements	542,525	$550,761
Net loss - as restated	$3,411,087	$1,486,004
Net loss per share (basic and diluted) - as previously reported	$(.05)	$(.02)
Impact of restatements	(.01)	(.01)
Net loss per share (basic and diluted) - restated	$(.06)	$(.03)

11. Amendment to Form 10QSB

The Company’s Form 10QSB for the period ended January 31, 2006 has been amended to reflect the restatements noted in Note 10, additional disclosure in Note 1 (d) pertaining to revenue dilution, revisions to the disclosure in Item 3 “Controls and Procedures” to provide additional required information, as well as revisions to Exhibits 31.1 and 31.2 to include additional required certifications

Management plans to introduce and is in the process of launching new products and to greatly expand the marketing efforts of all of its products to increase volume and reduce operating losses during the balance of fiscal 2006.

The key factor in the companies continued growth is its ability to prevent inventory interruptions. The Company has secured a letter of intent with Sovereign Bank to provide the Company with an asset based credit facility. This facility combined with purchase order financing that the company is now seeking and anticipates securing will provide the resource to eliminate inventory interruptions that have historically altered the Company’s business. The combined credit facilities contemplated in the term sheet entered into by Drinks with BACC will support the Company’s strategic brand and expansion plans.

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

The Company has commenced developing, designing and pre-selling Trump Vodka. Milton Glaser a world famous designer has been retained by Drinks Americas to design the Trump Vodka packaging. Gotham a division of Interpublic has been retained to develop a national advertising campaign for the Trump Vodka. Drinks has commenced presenting the sales program to distributors. To date five distributors in the North East United States have been appointed for the product and have submitted purchase orders for in excess of 26,000 six pack cases of Trump representing $3,120,000 of business to be shipped in the first quarter of Drinks fiscal year.

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

The Company has also launched a fine wine division, DGI. This Company was formed to market superior own label wines to the top 100 retail accounts in the US. In January of 2006 the Company participated in an international wine buying trip it conducted with five of these key customers. The Company anticipates that $300,000 in future wine orders through the first two Drinks quarters will result from this event.

The Company is continuing to expand Damiana sales nationally with 1,116 cases sold generating $137,000 in business year to date. Drinks believe that Damiana sales will continue to expand nationally targeting Hispanic market growth and points of distribution. The Company plans to promote Damiana as a natural addition of Margarita cocktails and to co-market the brand with its Aguila Tequila.

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

Selling, General and Administrative Expenses: Selling, general and administrative expenses were $ 3,110,174 in the nine months ended January 31, 2006, an increase of $165,591 from expenses of $ 2,944,583 in the nine months ended January 31, 2005. Expenses stayed the same as last year and only increased as a result of COLA. The increase in the current fiscal year was due to a number of positive and negative variances. During 2005 we settled an account balance with our former marketing agency for services rendered during fiscal 2005 for an amount substantially more than we had projected as of the end of our fiscal year. As a result expenses in the nine months ended January 31, 2006 were adversely affected by this settlement by approximately $100,000. However salesmen's' salaries, draws and commissions, and outside consulting fees in the nine months ended January 31, 2006 were approximately $70,000 less than expenses in the six months ended January 31, 2005. Fiscal 2005 includes amounts of salaries which were paid to certain employees no longer with the company who were not replaced in this current fiscal year. In the nine months ended January 31, 2006 salaries include that of the president of DGI for approximately $76,000, an entity we created in the last quarter of fiscal 2005 and that of sales personnel for non-alcoholic beverages hired subsequent to January 31, 2005, totaling approximately $60,000. Other increases in selling, general and administrative expenses in fiscal 2006 as compared to fiscal 2005 included substantially higher legal and accounting fees of approximately $110,000. These legal and accounting fees are attributable to business transactions that will generate revenue in subsequent quarters. In addition there was approximately an additional $150,000 of charges for depreciation and amortization in fiscal 2006 compared to fiscal 2005 as the result of the amortization of the expenses related to borrowings incurred subsequent to January 31, 2005 as well as the amortization of the Rheingold intangible assets..

Other Expenses (net): Other expenses (net) were $583,144 in the nine months ended January 31, 2006 compared to $111,276 in the nine months ended January 31, 2005.The increase is substantially as the result of higher interest expense, due to additional debt as well as the amortization of discounts on convertible promissory notes issued. interest bearing loan balances.

Three Months Ended January 31, 2006 and 2005:

Net Sales: Net sales were $ 274,880 in the three months ended January 31, 2006 compared to net sales of $ 396,649 in the three months ended January 31, 2006 or a decrease of $121,769. This decrease was almost entirely attributable to the interuption of Normans Wine Sales and Y Sake production interruption. Xanadu Wine supplier of Normans Wine underwent financial bankruptcy and change of control events which impacted Drinks ability to represent the ongoing wine franchise to distributors. Combined with Y Sake production interruptions these two business occurrences represent the substantial Net Sales decrease. Non alcoholic unit sales for the three months were 6,454 verses 6,854 for the prior period. Since the year prior a pipe line of inventory was filled this years period non alcoholic sales represent an account level business increase.

Alcoholic product cases sales were 2828 or $210,255 for the three months ended January 31, 2006, compared to 4064 cases or $366,213 for the three months ended January 31, 2005. The decrease in volume and revenue was directly related to the interruption of Normans and Y Sake business in the quarter of 1236 cases and $215,982. We launched Damiana Liqueur adding 488 cases or $60,738 in incremental business and Drinks International Select Wines adding an additional 1216 cases and $26,136 in incremental revenue. Drinks did not receive licensing approval for DGI market sales until January impacting full quarter sales.

Gross Profit: Gross profit was $56,203 in the three months ended January 31, 2006 (20.4% of net sales), compared to gross profit of $107,986 in the three months ended January 31, 2005 (27.2% of net sales)or a decrease of $51,783. Approximately $25,000 of this decrease was attributable to the decline in gross sales of Normans Wines and Y Sake products during fiscal 2006.

Selling, General and Administrative Expenses: Selling, general and administrative expenses were $907,911 in the three months ended January 31, 2006, an increase of $34,096- from expenses of $873,815 in the three months ended January 31, 2005. During the current fiscal year a number of positive and negative variances occurred. Salesman's salaries, draws, commissions and expenses in the fiscal 2006 quarter were substantially lower than fiscal 2005 by approximately $76,000 as the result of a reallocation and focus of manpower on certain market concentrations. Selling and marketing expenses decreased in fiscal 2006 by approximately $113,000. Other increases in selling, general and administrative expenses in fiscal 2006 as compared to fiscal 2005 included substantially higher legal and accounting fees, insurances and other charges related to our status as of public company starting in January 2005. In addition there was approximately an additional $90,000 of charges for depreciation and amortization in fiscal 2006 compared to fiscal 2005 as the result of the amortization of the expenses related to borrowings incurred subsequent to October 31, 2005 as well as the amortization of the Rheingold intangible assets.

Other Expenses (net): Other expenses (net) were $634,297 in the three months ended January 31, 2006 compared to $52,087 in the three months ended January 31, 2005 for an increase in expenses(net) of $582,210. The increase was due to increased interest expense attributable to increased borrowings as well a amortization of discounts relating to convertible debt issued.

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

We have experienced net losses and negative cash flows from operations and investing activities from our inception in fiscal 2003. Net losses for the nine months ended January 31, 2006 and 2005 aggregated $3,411,087 and $2,605,872 respectively. Cash consumed from operating and investing activities for the nine months ended January 31, 2006 was $1,096,940 compared to $1,531,947. This decrease in fiscal 2006 was the result of liquidation of inventories and substantially higher increases in amounts due to creditors. In the nine months ended January 31, 2006 net cash provided by financing totaled $856,591 which is less than $1,435,629 provided in the nine months ended January 31, 2005.

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

Between December 2, 2005 and December 8, 2005, the Company borrowed an aggregate of $727,167 and issued secured convertible notes to Ken Close, one of our major stockholders and secured lenders, in conjunction with an affiliate of one of our directors and two private investors who are affiliated with each other. These convertible notes (i) bear interest at 12% per annum and are payable on demand. They are convertible at the option of the holder into the equity securities of the Company pursuant to the terms of any private placement equal to or in excess of $5 million closed by the Company on or before December 31, 2006, at a price equal to the lower of (a) twenty per cent (20%) below the price at which the Company issues any such securities, or (b) $0.45 per common share. In addition, 403,979 warrants were issued to the convertible note holders exercise price of $.45 per share of common stock. Such warrant will be exercisable for a five year period, have cashless exercise provisions, full-ratchet anti-dilution protection and contain such other provisions as are typically found in Warrants issued to lenders. In March 2006 the two affiliated entities converted their $552,167 principal plus accrued interest into 1,227,038 shares of the Company common stock.

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

All of our other significant financing activities, including those which arose during the three months ended July 31, 2004 are as follows:

(1) On June 21, 2004 we, as Gourmet Group, initiated a Private Placement (the "Private Placement") of convertible notes ("GG Notes") and, between June 21, 2004 and October 6, 2004, raised a total of $962,500 from accredited investors. The purpose of the proceeds from these notes was to provide working capital for Drinks Americas. The GG Notes bore interest at 10% per annum, and unless converted into shares of our common stock at $.75 per share, were payable in eight equal quarterly installments, together with accrued interest, commencing one year from the issue date of each GG Note. In June 2005 the note holders elected to convert principal of $962,500 plus accrued interest of $84,010 into 1,395,347 shares of Company common stock.

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

(4) In May 2004 we entered into an unsecured bank credit facility for borrowings of up to $200,000 with interest at 1.5% above prime, guaranteed by Fabio Berkowicz, our Chief Financial Officer. As of January 31, 2006 we owe the bank $200,000 under this facility which has since been extended to April 30, 2006.

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

3. Controls and Procedures

We carried out an evaluation of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision of our Chief Executive Officer and Principal Accounting Officer. Based upon the evaluation they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our obligations under the Exchange Act.  The financial statement revisions previously noted did not affect management's original conclusion concerning the effectiveness of the Company's control and procedures.

There have been no changes in our internal contrl over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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