Form 10KSB/A
period 2006-04-30
DRINKS AMERICAS HOLDINGS, LTD
filed 2007-04-24
CIK 873540

FORM 10-KSB/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer's revenues for its most recent fiscal year: $1,607,606

As of July 31, 2006, there were 62,924,120 shares of the Company's common stock issued and outstanding, and the aggregate market value of such common stock held by non-affiliates was approximately $14,754,769, based on the average of the bid and ask prices of such stock on that date of $.675.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Table of Contents

DRINKS AMERICAS HOLDINGS, LTD.
FORM 10-KSB/A ANNUAL REPORT

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

	High	Low
Year Ended April 30, 2005

First Quarter	$0.00125	$0.00125
Second Quarter	$0.20	$0.00125
Third Quarter	$0.00125	$0.00125
Fourth Quarter	$1.00	$0.00125

	High	Low
Year Ended April 30, 2006

First Quarter	$1.55	$1.17
Second Quarter	$1.39	$.70
Third Quarter	$0.80	$.35
Fourth Quarter	$1.01	$.45

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

Unregistered Securities

In January 2006 2006, we agreed to issue 897,398 shares of our common stock to MTA, an entity owned by Marvin Traub, a Director of the Company, in satisfaction of $403,329 of consulting fees owed to MTA. The shares were issued in March 2006.

Between December 2005 and February 2006 we issued secured convertible notes aggregating $802,167 to evidence loans of $150,000 received from Ken Close, a significant shareholder, $552,167 from two unrelated third parties and $100,000 from Greenwich Beverage Group LLC (“Greenwich”) an entity controlled by Thomas Schwalm, a director of the Company. These demand notes bear interest at 12% per annum and require monthly interest payments only beginning January 1, 2006. The principal and unpaid accrued interest may be converted at any time into our common stock at $0.45 per share or pursuant to any private placement equal to or in excess of $5 million closed by the Company on or before December 31, 2006, at a price equal to twenty percent below the price at which we issue any such securities. In March 2006, the unrelated third parties converted the amounts owed under their notes aggregating $570,204, which included accrued interest of $18,037, into 1,267,119 shares of our common stock. At April 30, 2006, the principal outstanding on these notes aggregated $250,000; $150,000 from Mr. Close and $100,000 from Greenwich, plus interest of $10,717 in the aggregate. In connection with these notes, we also issued warrants to purchase 445,646 shares of our common stock at an exercise price of $0.45 per share as follows: warrants for 83,333 shares to Mr. Close, warrants for 306,757 shares to the two unrelated third parties and warrants for 55,556 shares to Greenwich. The warrants are exercisable for a five year period commencing on the issue date of the notes. The warrants include cashless exercise provisions and anti-dilution protection.

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

In February 2006, the Company issued warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.56 per share. The warrants may be exercised at any time up tp February 2011.

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

166,667 shares were issued in July 2006 as a donation to a charitable organization which is run by the owner of one of the Company’s vendors.

50,000 shares were issued in July 2006 as a consideration of a loan extension.

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

In August 2006, in connection with a consulting agreement the Company issued1175,000 shares of its common stock and warrants to purchase an additional 100,000 shares at a price of $0.60 per share. The warrants may be exercised at any time up to five years from the date of the agreement. In addition, under the terms of the agreement the consultant is to receive warrants to purchase an additional 100,000 shares for each contract year with an exercise price to be determined by the Company’s board of directors. The agreement is for three years with an automatic two year extension.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4,766,120 in fiscal 2006, an increase of $244,718 compared to expenses of $4,521,402 in 2005. During the 2006 fiscal year a number of positive and negative variances have occurred. Salesman's salaries, draws, commissions and expenses were substantially lower than fiscal 2005 due to the decrease in sales volume of our products. Other selling and marketing expenses also decreased in fiscal 2006 as compared to 2005 . Accounting fees increased substantially in fiscal 2006 as compared to fiscal 2005 due to our status as a public company beginning in fiscal 2005. Amortization expense relating to loan costs incurred increased by approximately $190,000 in fiscal 2006. In addition, in fiscal 2006 we incurred amortization expense on our Rheingold intangible assets of approximately $41,000. During 2005 we incurred one-time expenses approximating $379,000, which related to the successful completion of the reverse acquisition and payments to consultants.

Other Expenses (net). Other expenses (net) were $1,532,023 in fiscal 2006, an increase of $1,210,354 from net expenses of $321,669 in fiscal 2005. Interest expense increased by approximately $500,000 in fiscal 2006 as compared to fiscal 2005. A large part of this increase, approximately $491,000 was related to discounts assigned to detachable warrants and beneficial conversion features recognized on convertible debt issuances. The discounts are a non-cash charge. We also incurred additional interest expense due to our increased debt financing. Interest expense for fiscal 2005 included $157,000 paid in our common stock in order to secure forbearance from a lender with respect to a demand loan, which we were unable to pay when it was called. As of April 30, 2006, we recognized an impairment loss of of approximately $804,000 on our Rheingold intangible assets which were acquired in October 2005. We concluded that the Rheingold products will require reformulation and additional investment before we can bring it to market.In fiscal 2006 other expenses reflect a gain of $180,000 from the settlement with a former supplier.

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

Financial Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations and investing activities for the fiscal years 2005 and 2006. Net losses for fiscal 2005 and 2006 aggregated $10,173,069, but cash consumed from operating and investing activities in both years aggregated $5,154,918. In fiscal 2005 and to a lesser extent in fiscal 2006, we were able to reduce our cash requirements in large part from nonpayment of certain payroll and consulting fees owed to our management, our employees and certain other vendors and creditors. A portion of these liabilities, were satisfied by our issuing restricted shares of our common stock. We have funded our operations to date by bank borrowings, loans from shareholders and investors, some of which are convertible into our common stock, and the proceeds from the sale of our common stock. In order for us to continue and grow our business, we will need additional financing which may take the form of equity or debt. There can be no assurance we will be able to secure the financing we require, and if we are unable to secure the financing we need, we may be unable to continue our operations. .

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

(4) Between December 2005 and February 2006 we issued convertible notes aggregating $802,167 to evidence loans of $150,000 received from Ken Close, $552,167 from two unrelated third parties and $100,000 from Greenwich Beverage Group LLC (“Greenwich”) an entity controlled by Thomas Schwalm, a director of the Company. These demand notes bear interest at 12% per annum and require monthly interest payments only beginning January 1, 2006. The principal and unpaid accrued interest may be converted at any time into our common stock at $0.45 per share or pursuant to any private placement equal to or in excess of $5 million closed by the Company on or before December 31, 2006, at a price equal to twenty percent below the price at which we issue any such securities. These notes are secured on the same basis as the Nexcomm Note. In March 2006, the unrelated third parties converted the amounts owed under their notes aggregating $570,204, which included accrued interest of $18,037, into 1,267,119 shares of our common stock. At April 30, 2006, principal outstanding on these notes aggregated $250,000, $150,000 from Mr. Close and $100,000 from Greenwich, plus interest of $10,717 in the aggregate. In connection with these notes, we also issued warrants to purchase 445,646 shares of our common stock at an exercise price of $0.45 per share as follows: warrants for 83,333 shares to Mr. Close, warrants for 306,757 shares to the two unrelated third parties and warrants for 55,556 shares to Greenwich. The warrants are exercisable for a five year period from the date of the notes. The warrants include cashless exercise provisions and anti-dilution protection to the holders.

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

Revenue recognition. The Company recognizes revenues when title passes to the customer, which is generally when products are shipped.

The Company recognizes revenue dilution from items such as product returns, inventory, credits, discounts, and other allowances in the period that such amounts are first expected to occur. The Company has not realized material amounts of revenue dilution in the periods covered by this report. In this regard, the Company does not offer its clients the opportunity to return products for any reason other than manufacturing defects. No material amounts of product returns had occurred during this fiscal year. In addition, the Company does not offer incentives to its customers to either acquire more products or maintain higher inventory levels of products than they would in ordinary course of business. The Company assesses levels of inventory maintained by its customers thorough telephone communications with its customers and believes that most maintain low levels of inventory of its products. Furthermore, it is the Company’s policy to accrue for material post shipment obligations and customer incentives in the period the related revenue is recognized. As of April 30, 2006, there were no such amounts to accrue.

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

Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this Report and have determined that such disclosure controls and procedures are effective. Our restatement to the financial statements for the year ended April 30, 2006 did not affect managements original conclusion concerning the effectiveness of the Company's controls and procedures.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter of our 2006 fiscal year that has materially affected, or is likely to reasonably affect, our internal control over financial reprting.

Item 8B. Other Information

In January 2006, we agreed to issue 897,398 shares of our common stock to MTA, an entity owned by Marvin Traub, a Director of the Company, in satisfaction of $403,329 of consulting fees owed to MTA. The shares were issued in March 2006.

Between December 2005 and February 2006 we issued convertible notes aggregating $802,167 to evidence loans of $150,000 received from Ken Close, $552,167 from two unrelated third parties, and $100,000 from Greenwich Beverage Group LLC (“Greenwich”) an entity controlled by Thomas Schwalm, a director of the Company. These demand notes bear interest at 12% per annum and require monthly interest payments only beginning January 1, 2006. The principal and unpaid accrued interest may be converted at any time into our common stock at $0.45 per share or pursuant to any private placement equal to or in excess of $5 million closed by the Company on or before December 31, 2006, at a price equal to twenty percent below the price at which we issue any such securities. These notes are secured on the same basis as the Nexcomm Note. In March 2006, the unrelated third parties converted the amounts owed under their notes aggregating $570,204, which included accrued interest of $18,037, into 1,267,119 shares of our common stock. At April 30, 2006, principal outstanding on these notes aggregated $250,000, $150,000 from Mr. Close and $100,000 from Greenwich, plus interest of $10,717 in the aggregate. In connection with these notes, we also issued warrants to purchase 445,646 shares of our common stock at an exercise price of $0.45 per share as follows: warrants for 83,333 shares to Mr. Close, warrants for 306,757 shares to the two unrelated parties and warrants for 55,556 shares to Greenwich. The warrants are exercisable for a five year period from the date of the notes. The warrants include cashless exercise provisions and anti-dilution protection to the holders.

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

Bruce K. Klein has served as the Vice Chairman of the Board of DA since it was founded in September 2002 and has been our Chairman of the Board since March, 2005. Since February, 1999, he has served as the Managing Partner of Victory Partners LLC, a company created to fund private businesses in their early stages. In the last five years, Victory has funded six businesses in technology, vitamins and internet services areas, of which three have became public companies and three remain private. From 1992 to 1997, Mr. Klein was a registered representative of the Equitable companies, responsible for sales and services to high income clients, acting as investment advisor and estate planner to an exclusive client base. >From 1986 to 1991, Mr. Klein served as President of Transatlantic Exports Corp., where his duties included purchasing and exporting of finished and contract goods throughout Europe and Africa. From 1980 through 1991, Mr. Klein owned several retail businesses in lumber, hardware home centers and decorating. He received a B.S. in Finance and an M.B.A in Marketing from Fairleigh Dickinson University.

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

SUMMARY COMPENSATION TABLE

		Annual
		Compensation		Other
Name and Principal Position	Fiscal Year	Salary	Bonus	Compensation

J. Patrick Kenny	2006	$243,500	—	$26,647
Chief Executive Officer (1)	2005	257,662	—	27,512
	2004	240,000	—	21,509

Bruce Klein Chairman of the	2006	120,000	—	—
Board (2)	2005	240,000	—	—
	2004	240,000	—	—

Jason Lazo	2006	150,000	—	—
Chief Operating Officer (3)	2005	141,428	—	—
	2004	125,000	—	—

Frederick Schulman	2006	—	—	—
Former President Gourmet	2005	—	—	—
Group, Inc.	2004	—	—	—

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

	Number of Shares
	of Common Stock		Percentage of
Name	Beneficially Owned		Outstanding Shares

J. Patrick Kenny
30 Old Wagon Road
Wilton, CT 06877	14,484,081	(1)	23.0%

Bruce Klein
123 Elbert Street
Ramsey, NJ 07446	11,219,689	(2)	17.8%

Kenneth Close
59 Old Post Road
Westport, CT 06490	8,666,126	(3)	13.7%

Thomas Schwalm
5983 SE Morning Dove Way
Hobe Sound, FL 33455	3,174,207	(4)	5.0%

Fabio Berkowicz
8 Amagansett Drive
Morganville, NJ 07751	1,681,270	(5)	2.7%

Jason Lazo
144 Wire Mill Rd.
Stamford, CT 06903	627,359	(6)	1.0%

Marvin Traub
535 Fifth Avenue
New York, NY 10022	1,157,246	(7)	1.8%

Fredrick Schulman
241 Fifth Ave, Suite 302
New York, NY 10016	953,370	(8)	1.5%

All Directors and Officers
as a group (7 persons)	33,297,223		52.4%

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

(4) Includes 2,482,533 shares are owned by Greenwich Beverage Group, LLC ("Greenwich"), of which Mr. Schwalm is the manager and warrants to purchase 155,556 shares, owned by Greenwich. Also includes 455,038 shares (owned by Greenwich) issuable under two convertible promissory notes based on a purchase price of $0.45 per share, which conversion price may be adjusted as provided in the notes.

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

We also issued secured convertible promissory notes to Mr. Close in the amount of $150,000 , evidencing loans made to us in fiscal year 2006. Greenwich also participated in the lending facility by lending us $100,000 and was issued a secured convertible promissory note to evidence such debt. Each lender was also issued warrants to purchase our common stock in consideration for these loans. See "Discussion and Management's Analysis of Financial and Results of Operations, Financial Liquidity and Capital Resources" in this Report for additional details. During fiscal 2006, the interest accrued on the loans made by Mr. Close and Greenwich was $5,950 and $4,767, respectively; no payments have been made to them in connection with this debt.

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

Item 14. Principal Accountants' Fees and Services

We engaged Bernstein & Pinchuk, LLP as our principal accountants to perform the audit of our financial statements for the year ended April 30, 2006. During the years ended April 30, 2006 and April 30, 2005, we incurred total fees payable to our accountants totaling $102,000 and $60,000 related to the audit of the Company for the years ended April 30, 2006 and April 30, 2005, respectively, including fees related to quarterly reviews during each such fiscal year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, on April 17, 2007.

Drinks Americas Holdings, Ltd.

By:	/s/ J. Patrick Kenny
J. Patrick Kenny Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ J. Patrick Kenny J. Patrick Kenny	Chief Executive Officer, Director	April 17, 2007

/s/ Fabio Berkowicz Fabio Berkowicz	Chief Financial Officer	April 17, 2007

/s/ Jason Lazo Jason Lazo	Chief Operating Officer	April 17, 2007

/s/ Bruce Klein Bruce Klein	Chairman of the Board	April 17, 2007

/s/ Frederick Schulman Frederick Schulman	Director	April 17, 2007

/s/ Marvin Traub Marvin Traub	Director	April 17, 2007

/s/ Thomas Schwalm Thomas Schwalm	Director	April 17, 2007

DRINKS AMERICAS HOLDINGS, LTD. AND AFFILIATES

FINANCIAL STATEMENTS

Years Ended April 30, 2006 and 2005

AND
REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS

Consolidated Balance Sheet	2

Consolidated Statements of Operations	3

Consolidated Statements of Changes in the Shareholders' Deficiency	4

Consolidated Statements of Cash Flows	5-6

Notes to Consolidated Financial Statements	7-25

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

The consolidated balance sheet at April 30, 2006 and the related consolidated statements of operations, changes in stockholders' deficiency, cash flows and related footnote disclosures for that year are restated to reflect the change in method of accounting for the acquisition of Rheingold; the valuation of beneficial conversion features of convertible promissory notes issued as well as the valuation of warrants issued to purchase common stock; the valuation of shares issued for services and the valuation of warrants issued in February 2006. These matters are further disclosed in notes 3, 8, 9, 11, 16, 17 and 18.

/s/ Bernstein & Pinchuk LLP

New York, New York
August 10, 2006 - except for the method of accounting for the acquisition of Rheingold disclosed in notes 3 and 8; the method of determining the valuation of beneficial conversion features of convertible promissory notes issued as well as the valuation of warrants issued to purchase common stock disclosed in note 9(f); and the valuation of 1,096,296 shares  of common stock issued for services; the valuation of warrants issued in February 2006 disclosed in note 11; and the valuation of stock and warrants issued as disclosed in note 16; the explanation and quantification of the restatements disclosed in Note 17; the explanation as to the Amendment of form 10KSB disclosed in Note 18; and the related effect of these changes to the consolidated statements of operations and cash flows, weighted average number of shares and earnings per s hare for the year ended April 30, 2006 and the effect to assets, liabilities and the stockholders' deficiency section of the balance sheet as of April 30, 2006, for which the date is March 14, 2007.

DRINKS AMERICAS HOLDINGS, LTD AND AFFILIATES
CONSOLIDATED BALANCE SHEET AS OF APRIL 30, 2006 (Restated)

Assets
Current assets:
Cash and equivalents	$397,766
Accounts receivable, net of allowance of $20,000	292,344
Due from factor	37,592
Inventories	624,216
Other current assets	132,335
Total current assets	1,484,253
Property and equipment, at cost less accumulated depreciation and amortization	57,051
Investment in equity investees	50,024
Intangible assets, net	997,005
Other assets	24,994
$2,613,327

Liabilities and Shareholders' Deficiency
Current liabilities:
Current maturities of long-term debt	$2,639,026
Accounts payable	2,422,255
Accrued expenses	1,450,053
Amounts received for shares to be issued	789,999
Total current liabilities	7,301,333

Long-term debt, less current maturities	100,000

Commitments and Subsequent Events	—
Shareholders' deficiency:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued
Common stock, $0.001 par value; 100,000,000 authorized; issued and outstanding 62,707,453 shares	62,707
Additional paid,-in capital	12,008,857
Accumulated deficit	(16,859,570)
(4,788,006)
$2,613,327

See notes to consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED APRIL 30, 2006 AND 2005

	2006	2005
	(Restated)

Net sales	$1,607,606	$2,071,566

Cost of sales	1,154,834	1,556,193

Gross margin	452,772	515,373

Selling, general and administrative expenses	4,766,120	4,521,402

Loss before other income (expense) and income tax expense	(4,313,348)	(4,006,029)

Other income (expense) :
Interest expense	(926,243)	(361,769)
Impairment of intangible asset	(804,161)
Other income	198,381	40,100

	(1,532,023)	(321,669)

Loss before income tax expense	(5,845,371)	(4,327,698)

Income tax expense	—	—

Net loss	$(5,845,371)	$(4,327,698)
Net loss per share (Basic and Diluted)	$0.10	$0.10

See notes to consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD AND AFFILIATES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
YEARS ENDED APRIL 30, 2006 (restated) AND 2005

			Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, May 1, 2004	43,195,291	$43,196	$4,434,170	$(6,686,501)

Issuance of shares for services	1,968,501	1,968	(768)	—

Issuance of shares to shareholders of legal acquirer	4,058,794	4,059	(4,059)	—

Issuance of shares in settlement of accrued compensation, expenses and notes and loans payable	5,624,397	5,624	2,525,355	—

Net loss for the year	—	—	—	(4,327,698)

Balance, April 30, 2005	54,846,983	54,847	6,954,698	(11,014,199)

Issuance of shares for cash	2,050,000	2,050	1,167,948

Issuance of shares for services	1,096,296	1,096	608,875	—

Issuance of shares to shareholders of acquired company	724,638	724	649,275	—

Issuance of shares in settlement of notes and loans payable	3,989,536	3,990	2,137,061	—

Discounts on the issuance of Convertible notes	—	—	491,000

Net loss for the year	—	—	—	(5,845,371)

Balance, April 30, 2006	62,707,453	$62,707	$12,008,857	$(16,859,570)

See notes to consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 2006 AND 2005

	2006	2005
	(restated)
Cash flows from operating activities:
Net loss	$(5,845,371)	$(4,327,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Deprecation and amortization	372,183	140,956
Earnings in equity method investees	—	(40,042)
Stock issued for services of vendors, employees, directors and interest	1,102,000	1,195,380
Impairment of intangible asset	804,161
Allowance for uncollectible accounts	64,878	30,000
Changes in operating assets and liabilities:
Accounts receivable	(252,285)	(7,654)
Due from factor	(9,435)	5,976
Inventories	14,618	123,943
Other current assets	13,698	(73,149)
Other assets	50,499	—
Accounts payable	228,010	213,429
Accrued expenses	621,753	450,381

Net cash used in operating activities	(2,835,291)	(2,288,478)

Cash flows from investing activities:
Acquisition of property and equipment	—	(31,149)

Net cash used in investing activities	—	(31,149)

Cash flows from financing activities:
Proceeds from issuance of common stock issued and to be issued	1,959,999	2,924,602
Proceeds from issuance of debt	1,195,648	—
Repayment of debt	(154,168)	(222,584)
Payments for loan costs	—	(254,581)

Net cash provided by financing activities	3,001,479	2,447,437

Net increase in cash and equivalents	166,188	127,810

Cash and equivalents - beginning of year	231,578	103,768

Cash and equivalents - end of year	$397,766	$231,578

(Continued)

DRINKS AMERICAS HOLDINGS, LTD AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 2006 AND 2005

	2006	2005

Supplemental disclosures of noncash investing and financing activities:
Sale of product in exchange for prepaid expense (trade credits)	$—	$114,729

Liabilities converted into shares of common stock	$2,141,051	$1,390,799

Asset acquisition financed by:
Current assets less current liablities	$(115,683)
Intangible and other assets	$1,265,683
Payable to seller	$500,000	$—
Common stock issued	$650,000	$—

Supplemental disclosures of cash flow information:
Interest paid	$171,981	$97,642

Income taxes paid	$—	$—

See notes to consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and
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

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. The Company has an accumulated deficit of $16,859,570 as of April 30, 2006, and has incurred significant operating losses and negative cash flows from operations since inception. These factors indicate the Company may not be able to continue as a going concern. Management anticipates cash flows from the proceeds of additional debt and equity offerings in fiscal 2007. Management also plans to introduce new products and to greatly expand the marketing efforts of all of its products to increase volume and reduce operating losses in fiscal 2007. There can be no assurance, however that management's plans will enable the Company to attain profitable operations or generate sufficient cash flows from operations and financing activities necessary to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

2.	Summary of Significant Accounting Policies
Revenue Recognition

The Company recognizes revenues when title passes to the customer, which is generally when products are shipped.

The Company recognizes revenue dilution from items such as product returns, inventory, credits, discounts and other allowances in the period that such items are first expected to occur. The Company has not realized material amounts of revenue dilution in the periods covered by this report. In this regard, the Company does not offer its clients the opportunity to return products for any reason other than manufacturing defects. No material amounts of product returns had occurred during these fiscal years. In addition, the Company does not offer incentives to its customers to either acquire more products or maintain higher inventory levels of products than they would in ordinary course of business. The Company assesses levels of inventory maintained by its customers through telephone communications with its customers and believes that most maintain low levels of inventory of its products. Furthermore, it is the Company’s policy to accrue for material post shipment obligations and customer incentives in the period the related revenue is recognized. As of April 30, 2006 there were no such amounts to accrue.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-lived Assets, we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. The Company's policy is to record an impairment loss at each balance sheet date when it is determined that the carrying amount may not be recoverable. Recoverability of these assets is based on undiscounted future cash flows of the related asset. At April 30, 2006 long-lived assets relating to the Rheingold acquisition were deemed impaired (see Note 3).

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

Deferred Charges and Intangible Assets

The costs of intangible assets with determinable useful lives are amortized over their respectful useful lives and reviewed for impairment when circumstances warrant. Intangible assets that have an indefinite useful life are not amortized until such useful life is determined to be no longer indefinite. Evaluation of the remaining useful life of an intangible asset that is not being amortized must be completed each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Indefinite-lived intangible assets must be tested for impairment at least annually, or more frequently if warranted. Intangible assets with finite lives are generally amortized on a straight line bases over the estimated period benefited. The costs of trademarks and product distribution rights are amortized over their related useful lives of between 15 to 40 years. We review our intangible assets for events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable, in which case an impairment charge is recognized currently.

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

On October 27, 2005, the Company acquired certain assets of Rheingold Beer (“Rheingold”) and assumed certain obligations from Rheingold Brewing Company, Inc. (“RBCI”). The purpose of the acquisition was for diversification of the Company’s products and expansion of its distribution base. Holdings issued 724,638 shares of restricted common stock with a fair value of approximately $650,000 to RBCI and assumed approximately $142,000 of their liabilities and are contractually obligated to RBCI to issue an additional $500,000 payable in restricted shares, with a value of $350,000, of Holdings’ common stock and $150,000 cash, accruing no interest, on October 27, 2006. The value of the common stock to be issued shall be based on the 60 calendar day trading price of Holdings’ stock prior to October 27, 2006.

The amount initially assigned to the value of the Rheingold license rights aggregated $1,245,683 of which $41,522 has been amortized as of April 30, 2006. Management determined as of April 30, 2006 that based on estimated future cash flows, the carrying amount excedes ts fair value by $804,161, an impairment loss of that amount was recognized. Management’s estimations were reached after determining that the product will need to be completely reformulated and will require additional investment to bring the product to market.

4.	Due From Factor

Accounts receivable	$80,287
Advances	(42,695)

$37,592

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
$624,216

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

7.	Property and Equipment

	Useful Life	Amount
Computer equipment	5 years	$23,939
Furniture	5 years	10,654
Automobile	4 years	43,840
Leasehold
Improvements	7 years	66,259
Production costs	2 years	30,049
		174,741

Accumulated depreciation and amortization		(117,690)
		$57,051

Depreciation expense for the years ended April 30, 2006 and 2005 amounted to $63,160 and $29,800, respectively.

8.	Intangible Assets/Deferred Loan Costs

Intangible assets include the costs to acquire trademarks, license rights and distribution rights for three of the Company's alcoholic products.

In addition, intangibles include the costs of the license and related trademarks purchased in the Rheingold acquisition (see Note 3).

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net of Amortization
Trademarks/dist rights	15-40 years	$751,966	$154,961	$597,005
License rights and related trademarks	15 years	400,000	-	400,000
		1,151,966	154,961	$997,005

Aggregate amortization expense was $309,023 (including $221,537 for fully amortized deferred financing costs) and $111,156 for the years ended April 30, 2006 and 2005, respectively.

Estimated annual amortization expenses as of April 30, 2006 for the next five years are approximately $73,000 (April 30, 2007-2011).

9.	Debt

	Notes and Loans Payable	Long-Term Debt
Senior convertible notes (a)	$850,000	$	$ —
Secured Notes Payable (includes interest) (b)	104,035		—
Unsecured note payable (includes interest) (c)	338,304		—
Bank line of credit (d)	200,000		—
Other line of credit (e)	184,898		—
Convertible notes (f)	250,000		—
Convertible note (g)	100,000		100,000
Unsecured note payable (h)	100,000		—
Unsecured note payable (i)	100,000		—
Due to RBCI (see Note 3)	500,000		—
Other (j)	11,789		—
	2,739,026		100,000
Less current portion	2,639,026		—
Long-term debt	$100,000		$100,000

Long-term portion is due in 2008 (see (g) below).

(a)
Between March 15 and May 9, 2005 the Company issued a series of senior convertible notes totaling $1,350,000, which resulted in net proceeds after deductions for certain costs and fees, of $1,150,000, including a $100,000 note to Greenwich Beverage Group, LLC (“Greenwich”) a company managed by a member of the Company's board of directors. The notes bear interest at 10% per annum, with principal and interest payable in full one year from the date of issuance of the respective note. The notes are past due, but formal demand for payment has not been made. The note holders have discretionary conversion rights to convert all of the principal amount into restricted shares of Holdings' common stock, at a per share price equal to the lower of (1) $0.45 at any time prior to maturity or (2) the per share price realized in a subsequent debt or equity financing of at least six million as defined in the notes. In March 2006 the largest holder of these notes elected to convert his $500,000 note plus accrued interest of $50,556 into 1,267,119 of Holdings' common stock. In addition each of the note holders was issued separate warrants to purchase an aggregate 1,350,000 shares of the Company's common stock. The warrants may be exercised at any time up to five years from the date of issuance at the same price per share. Both the notes and warrants have certain antidilutive features to the holders of the notes and warrants. In addition, the warrant holders have a cashless surrender option which provides for the number of shares of common stock to be issued upon surrender of the warrants to equal the number of shares underlying the warrants multiplied by a fraction (the numeration of which is $0.45 less the market value of the Company's common stock as defined and the denominator of which is such market value). The Company had determined, as of the date the notes were issued , in accordance with APB 1 4, the warrants had no value.

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

(f)
Between December 2005 and February 2006 the Company issued convertible notes aggregating $802,167. The notes consist of $150,000 received from the shareholder referred to in (c), $552,167 from two unrelated companies, and $100,000 from Greenwich. These demand notes bear interest at 12% per annum and require monthly interest payments only beginning January 1, 2006. The principal and unpaid accrued interest may be converted at any time into the equity securities of Holdings at $0.45 per share or pursuant to any private placement equal to or in excess of $5 million closed by the Company on or before December 31, 2006, at a price equal to twenty percent below the price at which the Company issues any such securities. These notes are secured on the same basis as the Nexcomm notes in (b). In March 2006 the two unrelated companies converted the amounts owed under their notes aggregating $570,204, which included accrued interest of $18,037, into 1,267,119 shares of Holdings' common stock. At April 30, 2006 principal outstanding on these notes aggregated $250,000, $150,000 from the Company's shareholder and $100,000 from Greenwich, plus interest of $10,717 which is included in accrued expenses in the accompanying consolidated balance sheet.

In connection with these notes the Company also issued warrants to purchase 445,646 shares of Holdings' common stock at an exercise price of $0.45 per share as follows: warrants for 83,333 shares to the shareholder referred to in (e), warrants for 306,757 shares to the unrelated companies and warrants for 55,556 to Greenwich. The warrants are exercisable for a five year period from the date of the note. The warrants include a cashless exercise provision and anti-dilution protection to the holders. The Company has determined that the warrants had a fair value of $112,000 as of the date the notes were issued.

The $0.45 per share conversion price enabled the holders to convert such securities into common stock of the Company which was at a discount to the market price of the common stock at the date convertible. At issuance the convertible promissiory notes were convertible into common shares of the Company’s common stock with an aggregate value which exceeded the amount of proceeds allocated to the convertible notes by $379,000. Since the notes are payable on demand the discounts recognized for both the warrants and beneficial conversion feautures were expensed immediately are included in interest expense for the year ended April 30, 2006.

(g)
On June 15, 2005 DGI borrowed $100,000 from one of the Company's shareholders and issued a convertible promissory note which requires repayment of principal by June 15, 2008. Interest accrues at 1% above the prime rate and is payable on a semi-annual basis. At the option of the shareholder, the unpaid principal portion of this note is convertible common stock at a conversion price equal to the greater of (1) 20% below the average daily closing price for each of the trading days during the ninety day period immediately preceding the date the shareholder provides notice to the Company the intent to convert, or (2) $0.45 per share. At April 30, 2006 interest of $10,172 is included in accrued expenses in the accompanying consolidated balance sheet.

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

(j)	Balance represents amounts owed to the Company's chairman of the board ($3,500) and another director of the Company ($7,288).

10.	Accrued Expenses

Payroll and consulting fees owed to
officers, directors and shareholders	$266,118
All other payroll and consulting fees	849,210
Interest	180,585
Others	154,140
$1,450,053

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

	Shares	Amount Converted
Compensation payable to officers	1,211,904	$545,357
Consulting fees payable to officer and director (a)	1,423,391	640,526
Loan payable to minority shareholder and director (b)	277,778	125,000
Other employees' and consultants' compensation	1,861,324	837,596
Indemnification of board member	350,000	157,500
Other loans	500,000	225,000
Total	5,624,397	$2,530,979

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

On January 25, 2006 the Company reached an agreement with one of its directors to convert consulting fees owed him aggregating $403,329 into 896,296 restricted shares of the Company's common stock. Also on January 25, 2006 the Company reached an agreement with an unrelated entity to convert consulting fees owed to that firm aggregating $90,000 into 200,000 shares. Based on a fair value of the common stock on the date the shares were granted the Company recognized additional consulting fees aggregating $76,740 for the year Ended in April 30, 2006.

In February 2006, the Company issued warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.56 per share. The warrants may be exercised at any time up to February 2011. The Company has determined, as of the date the notes were issued, that the warrants had a value of $40,000 in accordance with FAS 123(R) which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended April 30, 2006.

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

No provision for taxes on income is included in the accompanying statements of operations because of the net operating losses in both fiscal years. Holdings and Drinks previously filed income tax returns on a June 30 and December 31 tax year, respectively; however, both companies applied for and received a change in tax year to April 30. Drinks federal net operating loss carryforward as of April 30, 2006 is approximately $13,000,000, available to offset future years' taxable income through 2026. The federal net operating loss carryforward of Holdings as successor to Gourmet Group, Inc. is approximately $1,500,000. Due to the annual limitations imposed by the Internal Revenue Code arising when shareholder ownership changes significantly, management feels it is unlikely that the related tax benefits from this carryforward will be realized in the future and has provided a valuation allowance equal to the deferred tax benefit.

As of April 30, 2006, the components of current and non-current income tax assets were:

Deferred tax asset arising from Net operating loss	$5,845,000
Accrued compensation	380,000
Other	20,000
6,245,000
Less valuation allowance	(6,245,000)
$—

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

Interest Expense

For the years ended April 30, 2006 and 2005 the Company incurred interest expense on obligations due Greenwich which is referred to in Notes 9(b), 9(c), and 9(f) aggregated $127,292(including $91,800 of amortization of discounts on such debt) and $53,064, respectively. In addition, interest expense to the member of the Company's board of directors, referred to in Notes 9(a) and 9(f) aggregated $15,323 and for the year ended April 30, 2006 and 2005 respectively.

For the years ended April 30, 2006 and 2005 the Company incurred interest expense on obligations due the member of its board of directors who is referred to in Note 9(e) aggregated $95,211(including $61,200 of amortization of discounts on such debt) and $14,061, respectively. In addition, indemnification made on behalf of the director through the issuance of 350,000 restricted shares of the Company's common stock resulted in additional interest expense of $157,500 (see Note 11) for the year ended April 30, 2005.

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

Rent expense for these leases aggregated approximately $105,000 and $50,000 for the years ended April 30, 2006 and 2005, respectively.

Future minimum payments for all leases are approximately as follows:

Year Ending April 30,	Amount
2007	$92,000
2008	51,000

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

In July 2006 the Company borrowed an aggregate of $300,000 from two entities which are affiliated with one another and issued convertible promissory notes. These notes are payable in January 2007 and are convertible into shares of Holding's common stock at $0.50 per share. In lieu of interest the Company issued warrants to purchase an aggregate of 300,000 shares of Holding's common stock for $0.50 per share. These warrants are currently exercisable for a five-year period. The Company has determined that the fair values of the related conversion option and warrants were $72,000 and $75,000 respectively on the dates the notes were granted.

In August the Company borrowed $400,000 and issued a convertible promissory note in like amount. This note is due and payable in February 2007 and bears interest at the rate of 10%
per annum and is convertible into shares of Holding's common stock at $0.60 per share. In connection with this loan, the Company issued 333,333 shares of our Holding's common stock and agreed to issue such additional shares as may be necessary to cause the value of the shares on the date of issue to equal not less than $200,000 based on the average closing price of Holding's common stock for the five trading days immediately preceding the date of issue. The Company recognized the $200,000 (which was the fair value of the 333,333 shares on the date the note was granted) as deferred interest expense to be amortized over the life of the related loan.

Note 17. Restatement of Financial Statements

The consolidated balance sheet as of April 30, 2006 and the related statement of operations for the year ended April30, 2006 have been restated to correct the following:

During the period ended October 31, 2005, the Company acquired certain assets of Rheingold Brewing Co., Inc. (see Note 3). The Company originally recorded the consequences of this acquisition by applying a discount, to the Common Stock issued at the closing of the acquisition as well as to those shares to be issued in October 2006, as compared to the quoted market price of its stock at the time of the acquisition. The Company should have recorded this transaction based on the quoted market price of its Common Stock at the time of the acquisition and has restated the April 30, 2006 consolidated financial statements accordingly. In addition the Company was to begin amortizing the Rheingold intangible asset in the period in which sales were expected to begin. The cost of the intangible should be amortized to expense over the period of benefit, beginning as of the date of acquisition. Accordingly, the Company has restated the accompanying consolidated financial statements to reflect the amortization of the intangible asset beginning in the quarter ended January 31, 2006. The impact of the amortization on net income for the year ended April 30, 2006 to correct this error, was $ (41,522) which did not affect the stated per share loss (basis and diluted) previously reported. Furthermore, the Company should have recorded an impairment charge at April 30, 2006 to the intangible asset when such impairment was determined by management. The Company has restated the accompanying consolidated financial statements for the year ended April 30, 2006 to reflect the impairment charge of $804,161 or $(.01) per share (basic and diluted.)

The Company entered into several transactions in the year ended April 30, 2006 which involved the issuance of the Company’s common stock in satisfaction of obligations. Originally, in recording these transactions a discount was applied against the quoted market price per share of the common stock issued. The Company should have accounted for all such transactions based on the quoted market price of the Company’s common stock without discount. The impact on net loss for the year ended April 30, 2006, 2006 to correct these errors, was $ (117,671) which did not affect the stated per share loss (basic and diluted) previously reported.

During the year ended April 30, 2006 the Company issued convertible promissory notes with detachable warrants as part of investment units. In recording such transactions the Company did not recognize a value for the conversion features of the convertible promissory notes and did not recognize the value of the warrants issued as part of the investment units. The failure to report values for the conversion features of the convertible promissory notes and for the warrants was due to the Company applying discounts to the value of the common stock underlying such securities, which discounts should have not been recognized. The Company should have recognized the intrinsic value of the conversion features of the convertible promissory notes by allocating the proceeds received by the Company with respect to the investment units between the warrants and convertible promissory in order to determine the effective purchase price for the debt and the warrants, and the resulting effective conversion price of the convertible promissory notes. The impact on net loss for the year ended April 30, 2006 to correct these errors, was $ (491,000) or $ (.01) per share (basic and diluted).

None of the restatements affected net cash provided by operations, net cash used in investing activities or net cash provided by financing activities.

The following table sets forth the effects of the Restatements on the consolidated balance sheet as of April 30, 2006:

	As
	Previously
Selected Balance Sheet Date at April 30, 2006:	Reported	Adjustments	As Restated
Intangible assets, net	$999,217	$(2,212)	$997,005
Total assets	2,615,539	(2,212)	2,613,327
Notes and loans payable (current portion)	2,357,576	281,450	2,639,026
Current liabilities	7,019,883	281,450	7,301,333
Additional paid in capital	10,838,165	1,170,692	12,008,857
Accumulated deficit	(15,405,216)	(1,454,354)	(16,859,570)
Shareholders deficit	(4,504,344)	(283,662)	(4,788,006)
Total liabilities and shareholders deficiency	2,615,539	(2,212)	2,613,327

Consolidated Statement of Operations

The following table sets forth the effects of the Restatements on the Consolidated Statements of Operations for the year ended April 30, 2006

Selling, general and administrative expenses -as previously reported		$4,606,927
Impact of restatements		159,193
Selling, general and administrative expenses - restated		$4,766,120
Loss before other expenses (net) - as previously reported		$4,154,155
Impact of restatements		159,193
Loss before other expenses (net) - restated		$4,313,348
Interest expense -as previously reported		$(435,243)
Impact of restatements		(491,000)
Interest expense - restated	$	(926,243)
Impairment of intangible asset - as previously reported		$-
Impact of restatements		(804,161)
Impairment of intangible asset - restated		$(804,161)
Other expenses (net) - as previously reported		$(236,862)
Impact of restatements		(1,295,161)
Other expenses (net) - restated		$(1,532,023)
Net loss - as previously reported		$4,391,017
Impact of restatements		1,454,354
Net loss - as restated		$5,845,371
Net loss per share (basic and diluted) - as previously reported		$(.08)
Impact of restatements		(.02)
Net loss per share (basic and diluted) - restated		$(.10)

18. Amendment to Form 10kSB

The Company’s Form 10QSB for the year ended April 30, 2006 has been amended to reflect the restatements noted in Note 17, additional disclosure in Note 2 pertaining to revenue dilution, and revisions to the disclosure in Item 8A “Controls and Procedures” to provide additional required information.