Form 10QSB/A
period 2006-07-31
DRINKS AMERICAS HOLDINGS, LTD
filed 2007-04-24
CIK 873540

Form 10QSB/A

DRINKS AMERICAS HOLDINGS, LTD - DKAM

Filed: September 19, 2006 (period: July 31, 2006)

Quarterly report filed by small businesses

DRINKS AMERICAS HOLDINGS, LTD
AND AFFILIATES
FORM 10-QSB/A

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2006

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

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED BALANCE SHEET
AS OF JULY 31, 2006

July 31, 2006
ASSETS	(Restated & Unaudited)
Current Assets:
Cash and equivalents	$220,886
Accounts receivable, net of allowance	218,143
Due from Factor	—
Inventories	1,349,458
Other current assets	257,495
Total current assets	2,045,982

Property and Equipment, net	48,314

Investment in Equity Investees	50,024

Intangible assets, net	978,847

Deferred loan costs, net	47,430

Other	24,994

$3,195,591
LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable	$2,807,158
Notes and loans payable	3,164,755
Accrued expenses	1,530,006
Advances on shares to be issued	939,999

Total current liabilities	8,441,918

Long-term debt, less current maturities	100,000

8,541,918
Shareholders' deficiency
Preferred Stock, $0.001 par value; 1,000,000
Shares authorized; none issued	—
Common Stock, $0.001 par value; 100,000,000
authorized: issued and outstanding 62,924,120
and 62,707,453 shares	62,922
Additional paid-in capital	12,281,342
Accumulated deficit	(17,690,591)
(5,346,327)

$3,195,591

See notes to consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD. AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	THREE MONTHS ENDED JULY 31,
	2006	2005
	(restated)
Net sales	$336,305	$308,300
Cost of sales	214,085	228,284
Gross profit	122,220	80,016
Selling, general and administrative expenses	865,510	1,135,462
Loss before other income (expense)	(743,290)	(1,055,446)
Other income(expense):
Interest	(89,130)	(73,558)
Other income	1,399	—
	(87,731)	(73,558)
Net Loss	$(831,021)	$(1,129,004)
Net loss per share (Basic and Diluted)	$(0.01)	$(0.02)

See notes to consolidated financial statements.

DRINKS AMERICA HOLDINGS, LTD., AND AFFILIATE
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JULY 31, 2006 & 2005 (Unaudited)
	2006	2005
	(restated)
Cash flows from operating activities:
Net loss	$(831,021)	$(1,129,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Deprecation and amortization	29,685	75,787

Earnings in equity method investees	—	(7,500)

Stock and warrants issued for services of vendors and interest payments	272,700	—
Allowance for uncollectible accounts	—	5,000
Changes in operating assets and liabilities:
Accounts receivable	74,201	4,628
Due from factor	37,592	(3,788)
Inventories	(725,242)	(30,541)
Other current assets	(125,160)	17,508
Accounts payable	384,902	350,860
Accrued expenses	79,954	333,129
Net cash used in operating activities	(802,389)	(383,921)
Cash flows from investing activities:
Other	—	98
Net cash provided by investing activities	—	98
Cash flows from financing activities:
Proceeds from issuance of common stock issued and to be issued	150,000	—
Proceeds from debt	679,149	181,000
Repayment of debt	(153,420)	—
Payments for loan costs	(50,220)	(2,171)
Net cash provided by financing activities	625,509	178,829
Net decrease in cash and equivalents	(176,880)	(204,994)
Cash and equivalents - beginning of period	397,766	231,578
Cash and equivalents - end of period	$220,886	$26,584
Supplemental disclosures of non-cash investing and financing transactions:
Conversion of long-term debt and accrued interest into shares of common stock net of unamortized debt costs	$—	$17,589
Supplemental disclosure of cash flow information:
Interest paid	$31,410	$17,580
Income taxes paid	$—	$—

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

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. The Company has a shareholders deficit of $5,345,327 as of July 31, 2006, and has incurred significant operating losses and negative cash flows from operations since inception. These factors indicate the Company may not be able to continue as a going concern. Management anticipates cash flows from the proceeds of additional debt and equity offerings in fiscal 2007. Management also plans to introduce new products and to greatly expand the marketing efforts of all of its products to increase volume and reduce operating losses in fiscal 2007. There can be no assurance, however that management's plans will enable the Company to attain profitable operations or generate sufficient cash flows from operations and financing activities necessary to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Critical Accounting Policies

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the financial statements:

•	The Company recognizes revenues when title passes to the customer, which is generally when products are shipped.

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

•
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

3. Inventories
Raw materials	$789,785
Finished goods	559,673
$1,349,458
4. Notes and Loans Payable

Private placement senior convertible notes (1)	$850,000
Unsecured bank note payable	175,000
Due to sellers of acquired business	500,000
Convertible notes	300,000
Secured and unsecured note payable to shareholders	1,250,175
Revolving finance facility	38,580
Other	51,000
$3,164,755

(1)	Includes $100,000 owed to a company controlled by one of our directors.

During the three months ended July 31, 2006 the Company incurred additional borrowings as follow:

In July 2006, we borrowed an aggregate $300,000 from two entities which are affiliated with one another and issued convertible promissory notes in evidence thereof. These notes are payable on January 27, 2007, and are convertible into shares of our common stock at $0.50 per share. In lieu of interest, we issued to the lenders warrants to purchase an aggregate of 300,000 shares of our common stock for $0.50 per share. These warrants are currently exercisable for a five-year period. The Company has determined, as of the date the notes were issued, the warrants had a value of $75,000 which is being amortized over the life of the related debt. The terms of the notes enabled the holder to convert such security into common stock of the Company at a price of $0.60 per share which was at a discount to the market price of the common stock at the date convertible. At issuance, the convertible notes were convertible into shares of the Company’s common stock with an aggregate value which exceeded the amount of proceeds allocated to the convertible note by $72,000 which was is also being amortized over the life of the related promissory notes.

In July 2006 the Company borrowed $153,112 from a significant shareholder and although there is no formal documentation both parties informally agreed to accrue interest at 10% per annum.

In June 2006 the Company borrowed $50,000 from an unrelated individual which was payable in July 2006. Interest on the note is to be paid in 36,364 restricted shares of the Company common stock on the date of repayment. The Company determined that the value of the shares to be issued as interest had a value of $19,637 which is included in interest expense for the three months ended July 31, 2006. To date no amounts have been repaid.

In June 2006 the Company entered into a $10 million, three year, asset-revolving finance facility with BACC (a divisionof Sovereign Bank) which is used for working capital purposes. Interest on the line will accrue at 1.5% above the prime rate. The facility is secured by a first security interest in the assets of the Company other than those of DT Drinks of which it has a subordinate interest to Production Finance International, LLC (“PFI”)(See Below).

Also in June 2006, the Company entered into a $1.5 million purchase order financing facility with PFI to be used to finance the acquisition of certain inventory. The facility bears interest at %5 plue prime per annum on amounts advanced. PFI has a first security interest in the assets of DT Drinks.

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

6.   Accrued Expenses

Payroll and consulting fees owed to officers, directors and shareholders	$743,764
All other payroll	161,149
Interest (Includes $82,448 due to directors and shareholders)	228,130
Others	396,963
$1,530,006

7.   Shareholders' Deficit

From inception we have had no employee stock option or incentive plans.

Outstanding stock purchase warrants as of July 31, 2006 to purchase an aggregate of 2,345,646 shares of Holdings common stock were as follows:

•
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

•
Warrants issued in connection with convertible notes issued between December 2005 and February 2006 to purchase an aggregate of 445,646 shares of Holding's common stock at an exercise price of $0.45 per share. The warrants may be exercised at any time up to five years from the date of the notes.. Warrants to purchase 55,556 shares are owned by a director of the Company and warrants to purchase 83,333 shares are owed by a significant shareholder of the Company.

•
Warrants issued in connection with consulting services issued in February 2006 to purchase an aggregate of 250,000 shares of the Company's common stock at an exercise price of $0.56 per share. The warrants may be exercised at any time up to February 2011.

•
As previously disclosed in Note 4, warrants issued in connection with convertible notes issued in July 2006 to purchase an aggregate of 300,000 of Holding's common stock at an exercise price of $0.50 per share. The warrants were issued in lieu of interest payments. The warrants may be exercised at any time up to five years from the date of the notes.

During the three months ended July 31, 2006 the Company issued an additional 216,667 shares of its common stock as follows:

•
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

•
50,000 shares were issued in July as consideration of a loan extension. Company management has determined the value of such shares were $29,000, which is included in interest expense in the accompanying consolidated statements of operations for the three months ended July 31, 2006.

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

12. Restatement of Financial Statements

The Company previously restated its consolidated balance sheet at April 30, 2006, and the consolidated statement of operations, the consolidated statement of stockholders’ deficit and the consolidated statement of cash flows for the fiscal year ended April 30, 2006. The restatements were included in the Company’s amended Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006. The net effect of the restatements was to increase accumulated deficit at the beginning of fiscal 2007 by $1,454,354

The consolidated financial statements for the period ended July 31, 2007 reflect the previous restatements.
The previous restatements reflect adjustments to correct the following:

During the period ended October 31, 2005, the Company acquired certain assets of Rheingold Brewing Co., Inc. The Company originally recorded the consequences of this acquisition by applying a discount, to the Common Stock issued at the closing of the acquisition as well as to those shares to be issued in October 2006, as compared to the quoted market price of its stock at the time of the acquisition. The Company should have recorded this transaction based on the quoted market price of its Common Stock at the time of the acquisition and has restated the April 30, 2006 consolidated financial statements accordingly. In addition the Company was to begin amortizing the Rheingold intangible asset in the period in which sales were expected to begin. The cost of the intangible should be amortized to expense over the period of benefit, beginning as of the date of acquisition. Accordingly, the Company has previously restated the April 30, 2006 consolidated financial statements to reflect the amortization of the intangible asset beginning in the quarter ended January 31, 2006. The impact of the amortization on net loss for the year ended April 30, 2006 to correct this error, was $ (41,522) which did not affect the stated per share loss (basis and diluted) previously reported. Furthermore, the Company should have recorded an impairment charge at April 30, 2006 to the intangible asset when such impairment was determined by management. The Company has previously restated the consolidated financial statements for the year ended April 30, 2006 to reflect the impairment charge of $804,161 or $(.01) per share (basic and diluted).

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

The following table sets forth the effects of the Restatements on the consolidated balance sheet as of April 30, 2006:

	As
	Previously
Selected Balance Sheet Date at April 30, 2006:	Reported	Adjustments	As Restated
Intangible assets, net	999,217	(2,212)	997,005
Total assets	2,615,539	(2,212)	2,613,327
Notes and loans payable (current portion)	2,357,576	281,450	2,639,026
Current liabilities	7,019,883	281,450	7,301,333
Additional paid in capital	10,838,165	1,170,692	12,008,857
Accumulated deficit	(15,405,216)	(1,454,354)	(16,859,570)
Shareholders deficit	(4,504,344)	(283,662)	(4,788,006)
Total liabilities and shareholders deficiency	2,615,539	(2,212)	2,613,327

The accompanying consolidated financial statements for the period ended July 31 , 2006 have been restated to reflect the previous restatements as of April 30, 2006 and to correct for the following errors effecting the period ended July 31, 2006:

The Company was to begin amortizing the Rheingold intangible asset in the period in which sales were expected to begin. The cost of the intangible should be amortized to expense over the period of benefit, beginning as of the date of acquisition. Accordingly, the Company has restated the accompanying consolidated statement of operations to reflect the amortization of the intangible asset for the period ended July 31, 2006. The impact of the amortization on net loss for the period ended April 30, 2006 to correct this error, was $ (6,667) which did not affect the stated per share loss (basic and diluted) previously reported.

The Company entered into several transactions in the period ended July 31, 2006 which involved the issuance of the Company’s common stock in satisfaction of obligations. Originally, in recording these transactions a discount was applied against the quoted market price per share of the common stock issued. The Company should have accounted for all such transactions based on the quoted market price of the Company’s common stock without discount. The impact on net loss for the period ended July 31, 2006, to correct these errors, was $ (30,367) which did not affect the stated per share loss (basic and diluted) previously reported.

During the period ended July 31, 2006 the Company issued convertible promissory notes with detachable warrants as part of investment units. In recording such transactions the Company did not recognize a value for the conversion features of the convertible promissory notes and either did not recognize or discounted the value of the warrants issued as part of the investment units. The failure to report values for the conversion features of the convertible promissory notes and for the warrants was due to the Company applying discounts to the value of the common stock underlying such securities, which discounts should have not been recognized. The Company should have recognized the intrinsic value of the conversion features of the convertible promissory notes by allocating the proceeds received by the Company with respect to the investment units between the warrants and convertible promissory in order to determine the effective purchase price for the debt and the warrants, and the resulting effective conversion price of the convertible promissory notes. The restatements made to correct for these transactions did not effect net loss for the period ended July 31, 2006.

None of the restatements affected net cash provided by operations, net cash used in investing activities or net cash provided by financing activities.

The following table sets forth the effects of the Restatements on the consolidated balance sheet as of July 31, 2006:

	As
	Previously
Selected Balance Sheet Date at July 31, 2006:	Reported	Adjustments	As Restated
Other current assets	$125,495	$132,000	$257,495
Total current assets	1,913,982	132,000	2,045,982
Intangible assets, net	987,726	(8,879)	978,847
Total assets	3,072,470	123,121	3,195,591
Notes and loans payable (current portion)	2,883,305	281,450	3,164,755
Current liabilities	8,160,468	281,450	8,441,918
Total liabilities	8,260,468	281,450	8,541,918
Additional paid in capital	10,948,283	1,333,059	12,281,342
Accumulated deficit	(16,199,203)	(1,491,388)	(17,690,591)
Shareholders deficit	(5,187,998)	(158,329)	(5,346,327)
Total liabilities and shareholders deficiency	3,072,470	123,121	3,195,591

Consolidated Statement of Operations

The following table sets forth the effects of the Restatements on the Consolidated Statements of Operations for the period ended July 31, 2006

Selling, general and administrative expenses -as previously reported		$838,651
Impact of restatements		26,859
Selling, general and administrative expenses - restated		$865,510
Loss before other expenses (net) - as previously reported		$716,431
Impact of restatements restated		26,859
Loss before other expenses (net) - restated		743,290
Interest expense -as previously reported		$(78,955)
Impact of restatements		(10,175)
Interest expense - restated	$	(89,130)
Other income (expense) - as previously reported		$(77,556)
Impact of restatements		(10,175)
Other income (expense) - restated		$(87,731)
Net loss - as previously reported		$793,987
Impact of restatements		37,034
Net loss - as restated		$831,021
Net loss per share (basic and diluted) - as previously reported		$(.01)
Impact of restatements		(.00)
Net loss per share (basic and diluted) - restated		$(.01)

13. Amendment to Form 10QSB

The Company’s Form 10QSB for the period ended April 30, 2006 has been amended to reflect the restatements noted in Note 12.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis summarizes the significant factors affecting our (1) consolidated results of operations for the three months ended July 31, 2006, compared to the three months ended July 31, 2005, and (2) financial liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Part 1 of this Report, and the audited consolidated financial statements and notes included in Form 10-KSB, which Report was filed on August 14, 2006, and our Form 8-K which was filed on March 6, 2007 with respect to restatements of the Form 10-KSB.

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

Gross Profit. Gross profit was $122,220 for the first quarter fiscal 2007 (36.3% of net sales) an increase of $42,204 compared to gross profit of $80,016 (26.0% of net sales) for the first quarter 2006. The percentage increase in gross profit can be attributed to the Newman's Own products which were introduced in the first quarter fiscal 2006 with market price support in order to establish the product in the marketplace. In addition, the introduction of Damiana Liqueur, which is sold at a greater gross margin than the Company's other alcoholic product, has contributed to the improved gross profit percentage.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $866,000 a decrease of approximately $269,000 compared to expenses of approximately $1,135,000 for the first quarter fiscal 2006. The first quarter 2006 was affected by a settlement of an account balance with a former marketing agency in the amount of $100,000. In addition there was a decrease in administrative staff and outside consulting services in the first quarter fiscal 2007 as compared to the first quarter 2006. Amortization expense relating to loan costs incurred decreased by approximately $60,000 in first quarter 2007 compared to the same period of the previous year.

Other Income (expense). Other Income (expense) were $87,731 in the three months ended July 31, 2006 compared to $73,500 in the three months ended July 31, 2005, which is predominately interest expense on debt financing.

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

We have experienced net losses and negative cash flows from operations and investing activities from our inception in fiscal 2003. Net losses for the three months ended July 31, 2006 and 2005 aggregated $831,021 and $1,129,004 respectively. Cash consumed from operating and investing activities for the three months ended July 31, 2006 was $802,389 compared to $383,921 for the three months ended July 31, 2005. This increase in cash consumed in first quarter fiscal 2007 was the result of inventory costs of Trump Vodka which is to be launched in second quarter fiscal 2007. In the three months ended July 31, 2006 net cash provided by financing activities totaled $625,509 which is substantially more, due to increased debt financing, than $178,828 provided in the three months ended July 31, 2005.

In June 2006 the Company entered into a $10 million, three-year, asset-based revolving financing facility with a financial institution to be used for working capital purposes. Interest on the line will accrue at 1.5% above the prime rate. The facility is secured by a first security interest in the assets of the Company, other than those of DT Drinks of which it has a subordinate interest to Production Finance International, LLC (“PFI”) (See Below).

Also in June 2006, the Company entered into a $ 1.5 million purchase order financing facility with PFI to be used to finance the acquisition of certain inventory. The facility bears interest at %5 plus prime per annum on amounts advanced. PFI has a first security interest in the assets of DT Drinks.

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

In July 2006, we borrowed an aggregate $300,000 from two entities which are affiliated with one another and issued convertible promissory notes in evidence thereof. These notes are payable on January 27, 2007, and are convertible into shares of our common stock at $0.50 per share. In lieu of interest, we issued to the lenders warrants to purchase an aggregate of 300,000 shares of our common stock for $0.50 per share. These warrants are currently exercisable for a five-year period. The Company has determined that the conversion option and warrants had fair values of $72,000 and $75,000 respectively, as of the date the notes were granted.

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

Between December 2005 and February 2006 the Company issued convertible notes aggregating $802,167. The notes consist of $150,000 received from the aforementioned significant shareholder, $552,167 from two unrelated companies, and $100,000 from Greenwich Beverage Group LLC (“Greenwich”) an entity controlled by a Company director. These demand notes bear interest at 12% per annum and require monthly interest payments only beginning January 1, 2006. The principal and unpaid accrued interest may be converted at any time into the equity securities of Holdings at $0.45 per share or pursuant to any private placement equal to or in excess of $5 million closed by the Company on or before December 31, 2006, at a price equal to twenty percent below the price at which the Company issues any such securities. In March 2006 the two unrelated companies converted the amounts owed under their notes aggregating $570,204, which included accrued interest of $18,037, into 1,267,119 shares of Holdings' common stock. At July 31, 2006 principal outstanding on these notes aggregated $250,000, $150,000 from the Company's shareholder and $100,000 from Greenwich. In connection with these notes the Company also issued warrants to purchase 445,646 shares of Holdings' common stock at an exercise price of $0.45 per share as follows: warrants for 83,333 shares to the aforementioned significant shareholder, warrants for 306,757 shares to the unrelated companies and warrants for 55,556 to Greenwich of the Company. The warrants are exercisable for a five year period from the date of the note. The warrants include a cashless exercise provision and anti-dilution protection to the holders. The Company had determined that the conversion option and warrants had fair values of $379,000 and $112,000, respectively, as of the date the notes were granted. Since the notes are payable on demand, such amounts were charged to interest expense for the year ended April 30, 2006.

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

3.  Controls and Procedures

We carried out an evaluation of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision of our Chief Executive Officer and Principal Accounting Officer. Based upon the evaluation they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our obligations under the Exchange Act. The financial statement restatements previously noted did not affect management's original conclusion concerning the effect of the Company's controls and procedures.

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