Form 10QSB/A
period 2006-10-31
DRINKS AMERICAS HOLDINGS, LTD
filed 2007-04-24
CIK 873540

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


Item 5.     Other Information


Item 6.     Exhibits


                                EXPLANATORY NOTE


Unless otherwise indicated or the context otherwise requires, all references in this Report on Form 10-QSB to "we", "us", "our" and the Company are to Drinks Americas Holdings, Ltd., a Delaware corporation and formerly Gourmet Group, Inc., a Nevada corporation, and its majority owned subsidiaries Drinks Americas, Inc., Drinks Global Imports, LLC, D.T. Drinks, LLC. and Maxmillian Mixers, LLC, and Maxmillian PartnersLLC.

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

                          PART 1 FINANCIAL INFORMATION


DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2006



                                                                  October 31, 2006
                                                                 ------------------
                                                               (Restated & Unaudited)
ASSETS
Current Assets:
   Cash and equivalents                                          $          177,881
   Accounts receivable, net of allowance                                  2,073,163
    Advances on letters of credit                                           770,646
    Due from factor                                                              --
   Inventories                                                              864,410
   Other current assets                                                     502,594
                                                                 ------------------

          Total current assets                                            4,388,694

Property and Equipment, at cost less accumulated
     Depreciation and amortization                                          124,475

Investment in Equity Investees                                               50,024

Intangible assets, net of accumulated amortization                          960,689

Deferred loan costs, net                                                     33,438

Other                                                                       156,066
                                                                 ------------------

                                                                 $        5,713,386
                                                                 ==================
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
  Accounts payable                                               $        2,794,919
  Notes and loans payable                                                 5,280,869
  Accrued expenses                                                        1,808,429
  Advances on shares to be issued                                         1,139,999
                                                                 ------------------

          Total current liabilities                                      11,024,216

Long-term debt, less current maturities                                     100,000
                                                                 ------------------
                                                                         11,124,216
Shareholders' deficiency
 Preferred Stock, $0.001 par value; 1,000,000 shares
    authorized; none issued                                                      --
Common Stock, $0.001 par value; 100,000,000 authorized:
  issued and outstanding 64,282,594 and 62,707,453 shares                    64,282
Additional paid-in capital                                               13,387,627
Accumulated deficit                                                     (18,862,739)
                                                                 ------------------
                                                                         (5,410,830)
                                                                 ------------------

                                                                 $        5,713,386
                                                                 ==================



See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                    Six months ended                Three months ended
                                       October 31,                      October 31,
                             ------------------------------    ------------------------------
                                 2006             2005             2006             2005
                             -------------    -------------    -------------    -------------
                              (Restated)                        (Restated)

Net sales                    $   2,577,450    $     830,820    $   2,241,145    $     522,520

Cost of sales                    1,461,223          604,792        1,247,138          376,508
                             -------------    -------------    -------------    -------------

     Gross margin                1,116,227          226,028          994,007          146,012

Selling, general &
 Administrative expenses         2,744,326        2,202,263        1,878,816        1,066,801
                             -------------    -------------    -------------    -------------

  Loss before other income
    (expense):                  (1,628,099)      (1,976,235)        (884,809)        (920,789)

Other income (expense):
     Interest                     (375,932)        (138,847)        (286,802)         (65,920)
     Other                             862          190,000             (537)         190,000
                             -------------    -------------    -------------    -------------
                                  (375,070)          51,153         (287,339)         124,080
                             -------------    -------------    -------------    -------------

      Net Loss               $  (2,003,169)   $  (1,925,082)   $  (1,172,148)   $    (796,709)
                             =============    =============    =============    =============

Net loss per share
(Basic and Diluted)          $       (0.03)   $       (0.03)   $       (0.02)   $       (0.01)
                             =============    =============    =============    =============



See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED OCTOBER 31, 2006 AND 2005 (Unaudited)



                                                                                2006            2005
                                                                            ------------    ------------
                                                                             (Restated)      (Restated)

Cash Flows From Operating Activities:
Net loss                                                                      (2,003,169)   $ (1,925,082)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation and amortization                                                   61,769         146,255
  Earnings in equity method investees                                                 --         (10,000)
  Stock and warrants issued for services of
    vendors and interest payments                                                887,083              --
  Changes in operating assets and liabilities:
  Accounts receivable                                                         (1,780,819)        (68,917)
  Due from factor                                                                 37,592         (68,116)
  Inventories                                                                   (240,194)         43,173
  Other current assets                                                          (476,991)         18,012
  Other assets                                                                  (135,915)             --
  Accounts payable                                                               372,664         570,585
  Accrued expenses                                                               472,214         700,022
                                                                            ------------    ------------

            Net cash used in operating activities                             (2,805,766)       (594,068)
                                                                            ------------    ------------
Cash Flows From Investing Activities:
  Acquisition of property and equipment                                          (87,400)             --
  Acquisition of intangibles and deferred charges                                     --          (9,000)
  Other                                                                               --             496
                                                                            ------------    ------------

            Net cash used in investing activities                                (87,400)         (8,504)
                                                                            ------------    ------------
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock issued and to be issued                 500,000              --
  Proceeds from debt                                                           3,032,843         393,500
  Repayment of debt                                                              (50,000)         (1,435)
  Advances on letters of credit                                                 (770,646)             --
  Payments for loan costs                                                        (38,916)             --
                                                                            ------------    ------------

            Net cash provided by financing activities                          2,673,281         392,065
                                                                            ------------    ------------

            Net decrease in cash and equivalents                                (219,885)       (210,507)

Cash and equivalents - beginning of period                                       397,766         231,578
                                                                            ------------    ------------

Cash and equivalents - end of period                                     $    177,881    $     21,071
                                                                            ============    ============

Supplemental disclosure of non-cash investing and financing transactions:
   Conversion of long-term debt and accrued interest into
   shares of common stock                                                   $    453,813    $  1,020,291
                                                                            ============    ============

Acquisition of business: Current assets less current liabilities                      --        (115,683)
                                  Intangible and other assets                         --       1,265,683
                                  Stock issued at fair value                          --         650,000
                                  Payable to seller                                   --         500,000
                                                                            ============    ============

Supplemental disclosure of cash flow information:
     Interest paid                                                          $     37,426    $     17,859
                                                                            ============    ============

     Income taxes paid                                                      $         --    $         --
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


The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. The Company has a shareholders deficit of $5,410,830 as of October 31, 2006 and has incurred significant operating losses and negative cash flows from operations since inception. These factors indicate the Company may not be able to continue as a going concern. Management anticipates cash flows from the proceeds of additional debt and equity offerings in fiscal 2007. Management has and plans to introduce additional new products and expand marketing efforts of all of its products to increase volume and reduce operating losses in fiscal 2007. There can be no assurance, however that management's plans will enable the Company to attain profitable operations or generate sufficient cash flows from operations and financing activities necessary to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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


3.  Inventories

      Raw materials                                                    $   317,426
      Finished goods                                                       546,984
                                                                       -----------
                                                                       $   864,410
                                                                       ===========



4.  Notes and Loans Payable

      Private placement senior convertible notes                 (1)   $   510,000
      Unsecured bank note payable                                          150,000
      Due to sellers of acquired business                                  500,000
      Secured and unsecured notes payable to shareholders                1,135,501
      Other convertible notes                                            1,050,000
      Revolving finance facility                                         1,785,368
      Other                                                                150,000
                                                                       -----------
                                                                       $ 5,280,869
                                                                       ===========



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


In August 2006, the Company borrowed $400,000 and issued a convertible promissory note in like amount. This note is due and payable in February 2007 and bears interest at the rate of 10% per annum and is convertible into shares of Holdings common stock at $0.60 per share. As consideration for additional interest and charges on this loan the Company will issue 333,333 shares of Holdings common stock at maturity and agreed to issue such additional shares as may be necessary to cause the value of the shares on the date of issue to equal not less than $200,000 based on the average closing price of Holdings common stock for the five trailing days immediately preceding the date of issue. The Company has determined that the value of the 333,333 shares of common stock as of the date the notes were issued was $ $200,000 which is included in the accompanying consolidated balance sheet in other current assets net of amounts expensed of $97,268 to be amortized over the life of the related debt.

In July 2006, we borrowed an aggregate of $300,000 from two entities which are affiliated with one another and issued convertible promissory notes in evidence thereof. These notes are payable on January 27, 2007, and are convertible into shares of our common stock at $0.50 per share. In lieu of interest, we issued to the lenders warrants to purchase an aggregate of 300,000 shares of our common stock for $0.50 per share. These warrants are currently exercisable for a five-year period. The Company has determined, as of the date the notes were issued, the warrants had a value of $75,000 which was being amortized over the life of the related debt. The terms of the note enabled the holder to convert such security into common stock of the Company at a price of $0.50 per share which was at a discount to the market price of the common stock at the date convertible. At issuance, the convertible notes were convertible into shares of the Company's common stock with an aggregate value which exceeded the amount of proceeds allocated to the convertible note by $72,000 which was also being amortized over the life of the related promissory notes. In December 2006 the two entities converted the notes into an aggregate of 600,000 shares of Holdings stock at a price of $0.50 per share. In December 2006 the two entities converted the notes into an aggregate of 600,000 shares of Holdings stock. At the date of conversion the remaining discounts relating to the warrants and the beneficial conversion features were charged to interest expense.



In July 2006 the Company borrowed $153,112 from a significant shareholder who beneficially owns greater than 10% of the Company's outstanding stock, and although there is no formal documentation, both parties informally agreed to accrue interest at 10% per annum.

In June 2006 the Company borrowed $50,000 from an unrelated entity which was payable in July 2006. Interest on the note was paid in 36,364 shares of Holdings common stock which the Company determined had a value of $19,637 as of the date of the note, which is included in interest expense in the accompanying statement of operations for the six months ended October 31, 2006. The 36,364 shares were issued in December 2006. The lender has demanded repayment of which the Company will comply.


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

5.    Long-Term Debt


On June 15, 2005 DGI borrowed $100,000 from one of the Company's shareholders and issued a convertible promissory note which requires repayment of principal by June 15, 2008. Interest accrues at 1% above the prime rate and is payable on a semi-annual basis. At the option of the shareholder, the unpaid principal portion of this note is convertible into common stock at a conversion price equal to the greater of (1) 20% below the average daily closing price for each of the trading days during the ninety day period immediately preceding the date the shareholder provides notice to the Company the intent to convert, or (2) $0.45 share.



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


Outstanding stock purchase warrants as of October 31, 2006 to purchase an aggregate of 2,862,313 shares of Holdings common stock were as follows:

Warrants issued in connection with senior convertible notes issued between March and May 2005 to purchase an aggregate of 1,350,000 shares of Holdings common stock at a per share price of $0.45. The warrants may be exercised at any time up to five years from the date of the notes. The Company had determined, as of the date the notes were issued, that the warrants had no value. Warrants to purchase 100,000 shares are owned by Greenwich Beverage Group LLC ("Greenwich"), an entity owned by a director of the Company.


Warrants issued in connection with convertible notes issued between December 2005 and February 2006 to purchase an aggregate of 445,646 shares of Holding's common stock at an exercise price of $0.45 per share. The warrants may be exercised at any time up to five years from the date of the notes. The Company had determined, as of the date the notes were issued, the conversion option and warrants had values of $379,000 and $122,000, respectively, which were expensed immediately since the notes are payable on demand. Warrants to purchase 55,556 shares are owned by a director of the Company and warrants to purchase 83,333 shares are owned by the aforementioned significant shareholder of the Company.

Warrants issued in connection with consulting services issued in February 2006 to purchase an aggregate of 250,000 shares of the Company's common stock at an exercise price of $0.56 per share. The warrants may be exercised at any time up to February 2011. The Company had determined, as of the date the notes were issued, that the warrants had a value of $40,000.

As previously disclosed in Note 4, warrants issued in connection with convertible notes issued in July 2006 to purchase an aggregate of 300,000 of Holding's common stock at an exercise price of $0.50 per share. The warrants were issued in lieu of interest payments. The warrants may be exercised at any time up to five years from the date of the notes.

In August 2006, in connection with a consulting agreement the Company issued warrants to purchase 100,000 shares of Holdings common stock at an exercise price of $0.60 per share. The warrants may be exercised at any time up to five years from the date of the agreement. The Company has determined, as of the date the warrants were issued, that the warrants had a value of $18,000 which is being amortized over the life of the related agreement. In addition, under the terms of the agreement the consultant received 175,000 shares of Holdings common stock which were issued in December 2006 and is to receive an additional 100,000 warrants for each contract year with an exercise price to be determined by the Company's board of directors. The agreement is for three years with an automatic two year extension. The Company valued the 175,000 shares received by the consultant at $107,000 based on the market price of the stock at the date of the agreement which is being amortized over the five year life of the agreement.


In October 2006, as disclosed in Note 4, in connection with the $250,000 convertible note, the Company issued warrants to purchase 250,000 shares of Holdings common stock at an exercise price of $0.60 per share. The warrants may be exercised at any time up to five years from the date of the agreement.


In October 2006, the Company sold 333,000 shares of its common stock for $200,000 to Greenwich at a price of $0.60 per share. In addition, Greenwich was issued warrants to purchase 166,667 shares of the Company's common stock, exercisable for five years from the date of the investment, at price of $1.25 per share. The Company has the option to redeem up to 50% of the warrants at anytime prior to exercise at a price of $0.50 per warrant. In November 2006 investors purchased an additional 1,416,667 shares of common stock and were issued warrants to purchase an additional 708,333 shares of the Company's common stock under the same terms as Greenwich. The Greenwich shares and the other investors shares were issued in December 2006.

Issuances of the Company's common stock, in addition to those previously disclosed in Note 6, for the 6 months ended October 31, 2006 were as follows:


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



In August 2006 the Company issued 80,000 restricted shares of its common stock as consideration for professional services. Company management has determined the value of such shares was $40,000, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the six and three months ended October 31, 2006.

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

8.    Related Party Transactions


Related party transactions, in addition to those referred to in Notes 4, 5, and 7 are as follows:


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

11.   Subsequent Events


Subsequent events, in addition to those referred to in Notes 4 and 7, are as follows:


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

The Company received inquiries from the SEC relating to its Form 10KSB for the years ended April 30, 2006 and 2005 and its Form 10QSBs for the Quarters ended July 31, 2005, October 31, 2005 and January 31, 2006. After corresponding with the SEC with respect to its inquiries, the Company is amending its reports for each of these periods. Conforming amendments will also be filed with respect to the Company's Forms 10-QSB for the periods ending July 31, 2006, October 31, 2006 and January 31, 2007. Further information with respect to the restatements related to these amendments can be found in our Form 8-k filed on March 6, 2007 (see Footnotes 11 and 12)

13.  Restatement of Financial Statements

The Company previously restated its consolidated balance sheet at April 30, 2006, and the consolidated statement of operations, the consolidated statement of stockholders' deficit and the consolidated statement of cash flows for the fiscal year ended April 30, 2006. The restatements were included in the Company's amended Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006. The net effect of the restatements was to increase accumulated deficit at the beginning of fiscal 2007 by $1,454,354

The consolidated financial statements for the period ended October 31, 2007 reflect the previous restatements. The previous restatements reflect adjustments to correct the following:

During the period ended October 31, 2005, the Company acquired certain assets of Rheingold Brewing Co., Inc. The Company originally recorded the consequences of this acquisition by applying a discount, to the Common Stock issued at the closing of the acquisition as well as to those shares to be issued in October 2006, as compared to the quoted market price of its stock at the time of the acquisition. The Company should have recorded this transaction based on the quoted market price of its Common Stock at the time of the acquisition and has restated the April 30, 2006 consolidated financial statements accordingly. In addition the Company was to begin amortizing the Rheingold intangible asset in the period in which sales were expected to begin. The cost of the intangible should be amortized to expense over the period of benefit, beginning as of the date of acquisition. Accordingly, the Company has previously restated the April 30, 2006 consolidated financial statements to reflect the amortization of the intangible asset beginning in the quarter ended January 31, 2006. The impact of the amortization on net loss for the year ended April 30, 2006 to correct this error, was $ (41,522) which did not affect the stated per share loss (basis and diluted) previously reported. Furthermore, the Company should have recorded an impairment charge at April 30, 2006 to the intangible asset when such impairment was determined by management. The Company has previously restated the consolidated financial statements for the year ended April 30, 2006 to reflect the impairment charge of $804,161 or $(.01) per share basic and diluted.


The Company entered into several transactions in the year ended April 30, 2006 which involved the issuance of the Company's common stock in satisfaction of obligations. Originally, in recording these transactions a discount was applied against the quoted market price per share of the common stock issued. The Company should have accounted for all such transactions based on the quoted market price of the Company's common stock without discount. The impact on net loss for the year ended April 30, 2006, 2006 to correct these errors, was $ (117,671) which did not affect the stated per share loss (basic and diluted) previously reported.

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


The accompanying consolidated financial statements for the period ended October 31 , 2006 have been restated to reflect the previous restatements as of April 30, 2006 and to correct for the following errors effecting the six and three months ended October 31, 2006:

The Company was to begin amortizing the Rheingold intangible asset in the period in which sales were expected to begin. The cost of the intangible should be amortized to expense over the period of benefit, beginning as of the date of acquisition. Accordingly, the Company has restated the accompanying consolidated statement of operations to reflect the amortization of the intangible asset for the period ended October 31, 2006. The impact of the amortization on net loss for the six and three months ended October 31, 2006 to correct this error, was $(13,334) and $ (6,667), respectively, which did not affect the stated per share loss (basic and diluted) amounts previously reported.

The Company entered into several transactions in the period ended October 31, 2006 which involved the issuance of the Company's common stock in satisfaction of obligations. Originally, in recording these transactions a discount was applied against the quoted market price per share of the common stock issued. The Company should have accounted for all such transactions based on the quoted market price of the Company's common stock without discount. The impact on net loss for the six and three months ended October 31, 2006, to correct these errors, was $(55,368) and $ (18,514), respectively, which did not affect the stated per share loss (basic and diluted) amounts previously reported.

During the period ended October 31, 2006 the Company issued convertible promissory notes with detachable warrants as part of investment units. In recording such transactions the Company did not recognize a value for the conversion features of the convertible promissory notes and either did not recognize or discounted the value of the warrants issued as part of the investment units. The failure to report values for the conversion features of the convertible promissory notes and for the warrants was due to the Company applying discounts to the value of the common stock underlying such securities, which discounts should have not been recognized. The Company should have recognized the intrinsic value of the conversion features of the convertible promissory notes by allocating the proceeds received by the Company with respect to the investment units between the warrants and convertible promissory in order to determine the effective purchase price for the debt and the warrants, and the resulting effective conversion price of the convertible promissory notes. The impact on net loss for both the six and three months ended October 31, 2006, to correct these errors, was $(106,732) which did not affect the stated per share loss (basic and diluted) amounts previously reported None of the restatements affected net cash provided by operations, net cash used in investing activities or net cash provided by financing activities.

The following table sets forth the effects of the Restatements on the consolidated balance sheet as of October 31, 2006

                                                            As
                                                       Previously
Selected Balance Sheet Date at October  31, 2006:       Reported         Adjustments        As Restated
Other current assets                                  $    317,834        $    184,760        $    502,594
Total current assets                                     4,203,934             184,760           4,388,694
Intangible assets, net                                     976,235             (15,546)            960,689
Other assets                                               111,629              44,437             156,066
Total assets                                             5,499,735             213,651           5,713,386
Notes and loans payable (current portion)                5,000,419             280,450           5,280,869
Current liabilities                                     10,743,766             280,450          11,024,216
Total liabilities                                       10,843,766             280,450          11,124,216
Additional paid in capital                              11,824,638           1,562,989          13,387,627
Accumulated deficit                                    (17,232,951)         (1,629,788)        (18,862,739)
Shareholders deficit                                    (5,344,031)            (66,799)         (5,410,830)
  Total liabilities and shareholders deficiency          5,499,735             213,651           5,713,386


Consolidated Statement of Operations

The following table sets forth the effects of the Restatements on the Consolidated Statements of Operations for the six and three months ended October 31, 2006

                                                                             Six months       Three months
Selling, general and administrative expenses -as previously reported       $ 2,691,617        $ 1,852,966
Impact of restatements                                                          52,709             19,363
                                                                           -----------        -----------
Selling, general and administrative expenses - restated                    $ 2,744,326        $ 1,878,816
                                                                           -----------        -----------
Loss before other expenses (net) - as previously reported                  $(1,575,390)       $  (858,959)
Impact of restatements restated                                                (52,709)           (25,850)
                                                                           -----------        -----------
Loss before other expenses (net) - restated                                $(1,628,099)        $ (884,809)
                                                                           -----------        -----------
Interest expense -as previously reported                                   $  (252,207)       $  (174,252)
Impact of restatements                                                        (122,725)          (112,550)
                                                                           -----------        -----------
Interest expense - restated                                                $  (375,932)       $  (286,802)
                                                                           -----------        -----------
Other income (expense) - as previously reported                            $  (252,345)       $  (174,789)
Impact of restatements                                                        (122,725)          (112,550)
                                                                           -----------        -----------
Other income (expense) - restated                                          $  (375,070)       $  (287,339)
                                                                           -----------        -----------
Net loss - as previously reported                                          $(1,827,735)       $(1,033,748)
Impact of restatements                                                        (175,434)          (138,400)
                                                                           -----------        -----------
Net loss - as restated                                                     $(2,003,169)       $(1,172,148)
                                                                           -----------        -----------
Net loss per share (basic and diluted) - as previously reported            $      (.03)       $      (.02)
Impact of restatements                                                            (.00)              (.00)
                                                                           -----------        -----------
Net loss per share (basic and diluted) - restated                          $      (.03)       $      (.02)
                                                                           -----------        -----------

14. Amendment to Form 10QSB

The Company's Form 10QSB for the period ended April 30, 2006 has been amended to reflect the restatements noted in Note 13.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction


The following discussion and analysis summarizes the significant factors affecting our (1) consolidated results of operations for the six and three months ended October 31, 2006, compared to the six and three months ended October 31, 2005, and (2) financial liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Report, and the audited consolidated financial statements and notes included in Form 10-KSB, which Report was filed on August 14, 2006 and our Form 8-K which was filed on March 6, 2007 with respect to restatements of the Form 10-KSB.



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


Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $2,744,000 for the six months ended October 31, 2006 compared to $2,202,000 for the six months ended October 31, 2005, an increase of $542,000. The increase in the current fiscal year was due to a number of positive and negative variances. Selling expenses directly relating to Trump Super Premium Vodka aggregated approximately $800,000 for the six months ended October 31, 2006 and $0 for the previous year. The main portion of these expenses were for promotions to launch the product. In addition there was an increase in sales commissions as well as royalties relating to the sale of Trump Super Premium Vodka sales. Charges relating to our purchase order financing which commenced in 2007 aggregated approximately $130,000 for the six months ended October 31, 2006. Travel expenses have increased to approximately $183,000 for the six months ended October 31, 2006 from $96,000 for same period of the prior year. The increase is due to traveling expenses relating to Trump Super Premium Vodka. The first half of fiscal 2006 was negatively affected by a settlement of an account balance with a former marketing agency in the amount of $100,000. In addition there was a decrease in administrative staff and outside consulting services in the first half of fiscal 2007 as compared to the first half of fiscal 2006. Amortization expense relating to loan costs incurred decreased by approximately $100,000 in the first half of fiscal 2007 compared to the same period of the previous year.

Other Income (Expense). Other income (expense) were ($375,000) net, for the six months ended October 31, 2006 compared to $51,000, net, for the six months ended October 31, 2005. Interest expense increased for the six months ended October 31, 2006 as compared to the same period of the previous year by approximately $114,000 due to additional debt financing. The increase in net expenses included a gain in fiscal 2006 of $180,000 from the settlement with a former supplier.



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


Selling, General and Administrative Expenses: Selling, general and administrative expenses were $1,879,000 for the three months ended October 31, 2006 compared to $1,067,000 for the same period of the prior year. Selling and marketing costs for the three months ended October 31, 2006 aggregated approximately $892,000 compared to $287,000 for the same period of the prior year. The increase is predominately due to promotional expenses as well as commissions and expenses relating to Trump Vodka. Charges relating to our purchase order financing which commenced in 2007 aggregated approximately $130,000 for the three months ended October 31, 2006. Travel expenses were $120,000 for the three months ended October 31, 2006 compared to $46,000 for the three months ended October 31, 2006. Amortization expense relating to loan costs incurred decreased by approximately $50,000 in the second quarter of fiscal 2006 as compared to the same period of the prior year.

Other Income (Expense). Other Income (Expense) were ($287,000) net for the three months ended October 31, 2006 compared to $124,000 net, for the three months ended October 31, 2005. Interest expense increased for the three months ended October 31, 2006 as compared to the same period of the previous year by approximately $221,000 due to additional debt financing. For the three months ended October 31, 2006 the Company recognized a $180,000 gain from the settlement with a former supplier.

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


We have experienced net losses and negative cash flows from operations and investing activities from our inception in fiscal 2003. Net losses for the six months ended October 31, 2006 and 2005 aggregated $2,003,169 and $1,925,082 respectively. Cash consumed from operating and investing activities for the six months ended October 31, 2006 was $2,893,166 compared to $602,573 for the six months ended October 31, 2005. This increase in cash consumed in first half fiscal 2007 was the result of costs relating to Trump Super Premium Vodka which was launched in second quarter fiscal 2007. In the six months ended October 31, 2006 net cash provided by financing totaled $2,673,281 which is substantially more than $392,065 provided in the six months ended October 31, 2005.


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


In June 2006 the Company entered into a $10 million, three-year, asset-based revolving financing facility with BACC (a division of Sovereign Bank) to be used for working capital purposes. Interest on the line will accrue at 1.5% above the prime rate. The facility is secured by a first security interest in the assets of the Company, other than those of the DT Drinks of which it has a subordinate interest to Production Finance International, LLC ("PFI") (See Below). At October 31, 2006 $1,785,368 is outstanding on this facility.

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


On September 22, 2005 the Company borrowed $100,000 from an unrelated individual which accrues interest at a rate of 6% per annum which was payable along with unpaid principal on June 21, 2006. In July the Company issued 50,000 restricted shares of Holdings common stock in consideration for extending the repayment date to August 22, 2006. In November 2006 the creditor filed a motion for summary judgment in lieu of complaint, in the Supreme Court of the State of New York, to collect $100,000 due under a negotiable promissory note. Due to certain credits, the Company believes the liability to be considerably less than the face amount of the note. The parties are currently negotiating a settlement.



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


In October and November 2006, in connection with investments in the Company's stock, warrants were issued to purchase an additional 875,000 shares of common stock. The warrants are exercisable for five years from the date of the investment, at price of $1.25 per share. The Company has the option to redeem up to 50% of the warrants at anytime prior to exercise at a price of $0.50 per warrant

In August 2006, in connection with a consulting agreement, warrants were issued to purchase 100,000 shares of common stock . The warrants are exercisable for five years from the date of the agreement at a price of $0.60 per share.



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