Form 10QSB/A
period 2007-01-31
DRINKS AMERICAS HOLDINGS, LTD
filed 2007-04-24
CIK 873540

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
                                                                 ------------

                                                                 $ 12,118,900
                                                                 ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                              $  2,236,690
   Notes and loans payable                                          2,772,944
   Accrued expenses                                                 2,763,430
   Advances on shares to be issued                                     25,000
                                                                 ------------

            Total current liabilities                               7,798,064

Shareholders' equity:
   Preferred Stock, $0.001 par value; 1,000,000 shares
      authorized; none issued                                             -
Common Stock, $0.001 par value; 100,000,000 shares authorized:
   issued and outstanding 79,033,419                                   79,033
Additional paid-in capital                                         28,657,076
Accumulated deficit                                               (24,415,273)
                                                                 ------------
                                                                    4,320,836
                                                                 ------------

                                                                 $ 12,118,900
                                                                 ============

See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                            Nine months ended             Three months ended
                                                January 31,                  Janaury 31,
                                       --------------------------    --------------------------
                                          2007           2006            2007           2006
                                       -----------    -----------    -----------    -----------
                                                       (Restated)                    (Restated)
Net sales                              $ 5,258,723    $ 1,105,700    $ 2,681,273    $   274,880

Cost of sales                            2,912,527        823,469      1,451,304        218,677
                                       -----------    -----------    -----------    -----------

     Gross margin                        2,346,196        282,231      1,229,969         56,203

Selling, general &
 administrative expenses                 7,521,649      3,110,174      4,777,322        907,911
                                       -----------    -----------    -----------    -----------

Loss before other income
(expense)and income tax expense:        (5,175,453)    (2,827,943)    (3,547,353)      (851,708)

Other income (expense):
Interest                                  (708,978)      (773,144)      (333,046)      (634,296)
Loss on extinguishment of debt          (1,651,757)            --     (1,651,757)            --
Other                                      (19,515)       190,000        (20,377)            --
                                       -----------    -----------    -----------    -----------
                                        (2,380,250)      (583,144)    (2,005,180)      (634,296)
                                       -----------    -----------    -----------    -----------

      Loss before income tax expense   $(7,555,703)   $(3,411,0870   $(5,552,533)   $(1,486,0040)

Income tax expense                              --             --             --             --
                                       -----------    -----------    -----------    -----------

Net Loss                               $(7,555,703)   $(3,411,087)   $(5,552,533)   $(1,486,004)
                                       ===========    ===========    ===========    ===========

Net loss per share
(Basic and Diluted)                    $     (0.12)   $     (0.06)   $     (0.08)   $     (0.03)
                                       ===========    ===========    ===========    ===========


See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JANUARY 31, 2007 AND 2006 (Unaudited)

                                                                                                    2007                   2006
                                                                                                -------------          -------------
                                                                                                                         (Restated)

Cash Flows From Operating Activities:
Net loss                                                                                        $ (7,555,703)          $ (3,411,087)
Adjustments to reconcile net loss to net cash used
   in operating activities:
      Depreciation and amortization                                                                   99,148                189,916
      Earnings in equity method investees                                                               --                  (10,000)
      Loss on extinguishment of debt                                                               1,651,757                   --
      Stock and warrants issued for services of
         vendors and interest payments                                                             2,057,690              1,015,144
      Changes in operating assets and liabilities:
      Accounts receivable                                                                         (1,510,638)                93,080
      Due from factor                                                                                 37,592                (82,382)
      Inventories                                                                                 (1,288,133)              (130,130)
      Other current assets                                                                          (395,858)               140,648
      Other assets                                                                                  (122,112)                  --
      Accounts payable                                                                               266,537                459,373
      Accrued expenses                                                                             1,670,731                647,002
                                                                                                ------------           ------------

            Net cash used in operating activities                                                 (5,088,989)            (1,088,436)
                                                                                                ------------           ------------

Cash Flows From Investing Activities:
   Acquisition of property and equipment                                                            (116,966)                  --
   Acquisition of intangibles and deferred charges                                                      --                   (9,000)
   Other                                                                                                --                      496
                                                                                                ------------           ------------

            Net cash used in investing activities                                                   (116,966)                (8,504)
                                                                                                ------------           ------------

Cash Flows From Financing Activities:
   Proceeds from the sale of common stock issued and to be issued                                  8,680,835              1,027,167
   Proceeds from debt                                                                              3,118,625                   --
   Repayment of debt                                                                                (384,898)              (170,576)
   Payments for loan costs                                                                           (38,915)                  --
                                                                                                ------------           ------------

            Net cash provided by financing activities                                             11,375,647                856,591
                                                                                                ------------           ------------

            Net  increase (decrease) in cash and equivalents                                       6,169,692               (240,349)

Cash and equivalents - beginning                                                                     397,766                231,578
                                                                                                ------------           ------------

Cash and equivalents - ending                                                                   $  6,567,458           $     (8,771)
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

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. The Company has an accumulated deficit of $24,415,273 as of January 31, 2007 and has incurred significant operating losses and negative cash flows from operations since inception. We have increased our working capital as a result of our January 2007 private placement of our common stock.

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

5.    Accrued expenses

               Payroll and consulting fees owed to officers,
               Directors and shareholders                           $  573,426
               Compensation to Board of Directors                      300,000
               All other payroll, consulting and commissions           973,859
               Interest                                                 31,827
               Investor relation fees                                  163,853
               Others                                                  720,465
                                                                    ----------
                                                                    $2,763,430
                                                                    ==========


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

In February 2007, four members of the board of directors of the Company, were each paid $25,000 and each issued 16,502 shares of the Company's common stock as compensation for serving on the Company's board of directors. In addition. our president was issued 16,502 shares as a bonus for services he has provided to the Company in his position as the Chief Executive Officer. The aggregate value of the 82,510 shares issued of $250,000, based on the market price of the Company's stock on the date the Company committed to issue the shares, plus the $100,000 total cash payment were accrued for as of January 31, 2007 and are included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the nine and three months ended January 31, 2007.


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


10    Other

The Company received inquiries from the SEC relating to its Form 10KSB for the years ended April 30, 2006 and 2005 and its Form 10QSBs for the Quarters ended July 31, 2005, October 31, 2005 and January 31, 2006. After corresponding with the SEC with respect to its inquiries, the Company is amending its reports for each of these periods. Conforming amendments will also be filed with respect to the Company's Forms 10-QSB for the periods ending July 31, 2006, October 31, 2006 and January 31, 2007. Further information with respect to the restatements related to these amendments can be found in our Form 8-K filed on March 6, 2007 (see Footnotes 11 and 12).

11.   Restatement of Financial Statements

The Company previously restated its consolidated balance sheet at April 30, 2006, and the consolidated statement of operations, the consolidated statement of stockholders' deficit and the consolidated statement of cash flows for the fiscal year ended April 30, 2006. The restatements were included in the Company's amended Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006. The net effect of the restatements was to increase accumulated deficit at the beginning of fiscal 2007 by $1,454,354

The consolidated financial statements for the period ended January 31, 2007 reflect the previous restatements. The previous restatements reflect adjustments to correct the following:

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

The following table sets forth the effects of the Restatements on the consolidated balance sheet as of April 30, 2006:

                                                     As
                                                 Previously
 Selected Balance Sheet Date at April 30, 2006:   Reported       Adjustments    As Restated
  Intangible assets, net                        $    999,217    $     (2,212)   $    997,005
  Total assets                                     2,615,539          (2,212)      2,613,327
  Notes and loans payable (current portion)        2,357,576         281,450       2,639,026
  Current liabilities                              7,019,883         281,450       7,301,333
  Additional paid in capital                      10,838,165       1,170,692      12,008,857
  Accumulated deficit                            (15,405,216)     (1,454,354)    (16,859,570)
  Shareholders deficit                            (4,504,344)       (283,662)     (4,788,006)
Total liabilities and shareholders deficiency      2,615,539          (2,212)      2,613,327

The Company previously restated its interim fiscal 2007 financial statements for the periods ended October 31, 2006 and July 31, 2006. The restatements increased the net loss for fiscal 2007 by $175,434, but did not affect the stated per share loss (basic and diluted) previously reported.

In addition, the Company previously restated the accompanying consolidated statement of operations for the three months ended January 31, 2006 to correct the following:

The Company was to begin amortizing the Rheingold intangible asset in the period in which sales were expected to begin. The cost of the intangible should be amortized to expense over the period of benefit, beginning as of the date of acquisition. Accordingly, the Company has restated the accompanying consolidated financial statements to reflect the amortization of the intangible asset beginning in the quarter ended January 31, 2006. The impact on net loss for the three months ended January 31, 2006, to correct this error, was $ (20,761) which did not affect the stated per share loss (basic and diluted) previously reported.

The Company entered into several transactions in the period ended January 31, 2006 which involved the issuance of the Company's common stock in satisfaction of obligations. Originally, in recording these transactions a discount was applied against the quoted market price per share of the common stock issued. The Company should have accounted for all such transactions based on the quoted market price of the Company's common stock without discount. The impact on net loss for the three months ended January 31, 2006, to correct these errors, was $ (76,671) which did not affect the stated per share loss (basic and diluted) previously reported.

During the period ended January 31, 2006 the Company issued convertible promissory notes with detachable warrants as part of investment units. In recording such transactions the Company did not recognize a value for the conversion features of the convertible promissory notes and did not recognize the value of the warrants issued as part of the investment units. The failure to report values for the conversion features of the convertible promissory notes and for the warrants was due to the Company applying discounts to the value of the common stock underlying such securities, which discounts should have not been recognized. The Company should have recognized the intrinsic value of the conversion features of the convertible promissory notes by allocating the proceeds received by the Company with respect to the investment units between the warrants and convertible promissory in order to determine the effective purchase price for the debt and the warrants, and the resulting effective conversion price of the convertible promissory notes. The impact on net loss for the three months ended January 31, 2006, to correct these errors, was $ (445,091) or $ (.01) per share (basic and diluted).

The following table sets forth the effects of the previous Restatements on the Consolidated Statements of Operations for the three months ended January 31, 2006:

                                                                    Three Months
                                                                    ------------

Selling, general and administrative expenses -as previously reported  $  802,242
Impact of restatements                                                   105,669
                                                                       ---------
Selling, general and administrative expenses - restated               $  907,911
                                                                       ---------
Loss before other income (expense)- as previously reported               746,039
Impact of restatements                                                   105,669
                                                                       ---------
Loss before other income (expense) - restated                         $  851,708
                                                                       ---------
Interest expense -as previously reported                              $  189,203
Impact of restatements                                                   445,093
                                                                       ---------
Interest expense - restated                                           $  634,296
                                                                       ---------
Other income (expense)- as previously reported                        $ (189,203)
Impact of restatements                                                  (445,093)
                                                                       ---------
Other income (expense)- restated                                      $ (634,296)
                                                                       ---------
Net loss - as previously reported                                        935,243
Impact of restatements                                                $  550,761
                                                                       ---------
Net loss - as restated                                                $1,486,004
                                                                       ---------
Net loss per share (basis and diluted) - as previously reported       $     (.02)
Impact of restatements                                                      (.01)
                                                                       ---------
Net loss per share (basis and diluted) - restated                      $    (.03)
                                                                       ---------


12.   Amendment to Form 10QSB

The Company's Form 10QSB for the period ended January 31, 2007 has been amended to reflect the restatements noted in Note 11 as well as to correct the following line items to the consolidated statements of cash flows for the nine months ended January 31, 2007:

                                                As
                                            Previously
 Selected Cash Flow Statement Date:          Reported        Adjustments      As Restated
(Nine Months ended January 31, 2007)
 Inventories                               $  (878,997)     $  (409,136)     $(1,288,133)
 Other current assets                         (548,558)         152,700         (395,858)
 Accounts payable                               10,101          256,436          266,537

These errors were due to a mathematical mistake.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis summarizes the significant factors affecting our (1) consolidated results of operations for the nine and three months ended January 31, 2007, compared to the nine and three months ended January 31, 2006, and (2) financial liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Report, and the audited consolidated financial statements and notes included in Form 10-KSB, which Report was filed on August 14, 2006, and our Form 8-K which was filed on March 6, 2007 with respect to restatements of the Form 10-KSB.

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