Form 10QSB/A
period 2005-07-31
DRINKS AMERICAS HOLDINGS, LTD
filed 2007-04-30
CIK 873540

[Logo]

Form 10QSB/A

DRINKS AMERICAS HOLDINGS, LTD - DKAM

Filed: September 19, 2005 (period: July 31, 2005)

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


      In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of July 31, 2005, its results of operations and its cash flows for the six and three months ended July 31, 2005 and 2004. Pursuant to the rules and regulations of the SEC for interim financial statements, certain information and disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited financial statements should be read in conjunction with the audited financial statements and the other information in the Form 10-KSB.


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

      The Company recognizes revenue dilution from items such as product returns, inventory, credits, discounts and other allowances in the period that such items are first expected to occur. The Company has not realized material amounts of revenue dilution in the periods covered by this report. In this regard, the Company does not offer its clients the opportunity to return products for any reason other than manufacturing defects. No material amounts of product returns have occurred during this fiscal year. In addition, the Company does not offer incentives to its customers to either acquire more products or maintain higher inventory levels of products than they would in the ordinary course of business. The Company assesses levels of inventory maintained by its customers through telephone communications with its customers and believes that most maintain low levels of inventory of its products. Furthermore, it is the Company's policy to accrue for material post shipment obligations and customer incentives in the period the related revenue is recognized. As of July 31, 2005 there were no such amounts to accrue.

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


2.    Inventories

               Raw materials                                        $   65,034
               Finished goods                                          583,093
                                                                    ----------
                                                                    $  648,127
                                                                    ==========

3.    Notes and Loans Payable

               Private placement senior convertible notes (1)       $1,350,000
               Unsecured bank note payable                             200,000
               Secured and unsecured note payable to shareholders      746,603
               Other                                                    10,127
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

9.    Amendment to Form 10QSB

      The Company's Form 10QSB for the period ended July 31, 2005 has been amended to include additional disclosure in Note 1(d) pertaining to revenue dilution, revisions to the disclosure in item 3 "Controls and Procedures" to provide additional required information, as well as revisions to exhibits 31.1 and 31.2 to include additional required certification.

2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction


      The following discussion and analysis summarizes the significant factors affecting our (1) consolidated results of operations for the three months ended July 31, 2005, compared to the three months ended July 31,2004, and (2) financial liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Part 1 of this Report, and the audited consolidated financial statements and notes included in Form 10-KSB, which Report was filed on August 15, 2005 and subsequently amended and refiled on April 24, 2007.


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


      April 30, 2007


                                                  DRINKS AMERICAS HOLDINGS, LTD.

                                                       By: /s/ J. Patrick Kenny
                                                           ---------------------
                                                           J. Patrick Kenny
                                                           President and Chief
                                                           Executive Officer

                                                      By:/s/ Fabio R. Berkowicz
                                                         -----------------------
                                                         Fabio R. Berkowicz
                                                         Chief Financial Officer