Form 10KSB
period 2007-04-30
DRINKS AMERICAS HOLDINGS, LTD
filed 2007-08-08
CIK 873540

FORM 10-KSB

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended April 30, 2007

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

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for its most recent fiscal year: $6,084,520

As of July 31, 2007, there were 79,598,410 shares of the Company's common stock issued and outstanding, and the aggregate market value of such common stock held by non-affiliates was approximately $35,508,897, based on the average of the bid and ask prices of such stock on that date of $0.985.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

 Table of Contents
 -----------------
                         DRINKS AMERICAS HOLDINGS, LTD.
                            FORM 10-KSB ANNUAL REPORT

                                 Table of Contents

                                     PART I

 Item 1.     Description of Business

 Item 2.     Description of Property

 Item 3.     Legal Proceedings

 Item 4.     Submission of Matters to a Vote of Shareholders

                                      PART II

 Item 5. Market for Common Stock and Related Shareholder Matters and Small Business Issuer Purchase of Equity Securities

 Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 7.     Financial Statements

 Item 8.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure

 Item 8A.    Controls and Procedures



 Item 8B.    Other Information

                                    PART III

 Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

 Item 10.    Executive Compensation

 Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

 Item 12.    Certain Relationships and Related Transactions

 Item 13.    Exhibits

 Item 14.    Principal Accountant Fees and Services

 SIGNATURES

                                Explanatory Note

Unless otherwise indicated or the context otherwise requires, all references below in this Report on Form 10-K to the "Company", "us", "our" and "we" refer to (i) Drinks Americas Holdings, Ltd. (ii) our 100% owned Delaware subsidiary, Drinks Americas, Inc., (iii) our 100% owned Delaware limited liability company, Maxmillian Mixers, LLC, (iv) our 90% owned Delaware limited liability company, Drinks Global Imports, LLC, and (v) our 100% owned New York Limited Liability Company, DT Drinks, LLC.

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

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures we make in our Form 10-KSB, Forms 10-QSB and Forms 8-K reports to the SEC. Also note that we provide a cautionary discussion of risk and uncertainties under the caption "Risk Factors" in this report. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 1.  DESCRIPTION OF BUSINESS
HISTORY OF COMPANY

As of March 9, 2005, the shareholders of Drinks America, Inc. ("DA"), acquired control of Gourmet Group, which had become a Delaware corporation and changed its name to Drinks Americas Holdings, Ltd. Prior to entering into this share exchange, as Gourmet Group, Inc. ("Gourmet Group"), we were a company pursuing the acquisition of various operating businesses since our sale of Jardine Foods, Inc., our previous operating entity, in May 2002. As described below, as of March 9, 2005, DA's shareholders acquired approximately 87% of Gourmet Group's common stock in exchange for all of DA's outstanding common shares and DA's business.

As of March 9, 2005, we, as Gourmet Group, issued an aggregate of approximately 42,963,792 shares of our common stock (or approximately 87.28% of the outstanding common stock on a fully-diluted basis) to DA's shareholders, an additional 1,800,000 total shares of our common stock (or approximately 3.66%) to two advisors to DA and a total of 400,000 shares of our common stock (or approximately .8%) to the four members of Maxmillian Mixers, LLC, a Delaware limited liability company affiliated with DA ("Mixers"). Immediately prior to issuing such shares, the Company (which had previously been a Nevada corporation), by way of merger into a newly formed Delaware corporation, became a Delaware corporation, changed its name to Drinks Americas Holdings, Ltd., effectively reverse split its outstanding shares one-for-ten, and authorized up to 1,000,000 shares of "blank check" preferred stock in its new certificate of incorporation. In return for such issuances of shares, we, as Gourmet Group, received all of the outstanding shares of capital stock of DA and all of the membership interests in Mixers. Thus, DA and Mixers became our wholly-owned subsidiaries and the business of those subsidiaries constitutes substantially all of our operations at that time. Prior to the share exchange transaction described above, Maxmillian Partners, LLC ("Partners") owned approximately 99% of the outstanding capital stock of DA and immediately after the share exchange became our majority shareholder. Subsequently, Partners distributed its shares pro rata to its 21 members as part of a plan of liquidation. For financial accounting purposes, this share exchange has been recognized as a reverse merger, and accordingly we changed our fiscal year end from June 30 to DA's year end of April 30th, and all of our historical financial statements prior to the share exchange are those of DA.

OVERVIEW

Based in Wilton, Connecticut, we were founded in 2002 by an experienced team of beverage, entertainment, retail and consumer product industry professionals, led by J. Patrick Kenny, a former executive at Joseph E. Seagram & Sons. We specialize in the marketing and distribution of premium alcoholic and nonalcoholic beverages with icon entertainers and celebrities.

We develop, produce (primarily through contracts with independent contractors called co-packers), market and/or distribute alcoholic and non-alcoholic beverages for sale primarily in the continental United States and have recently expanded our distribution network to certain international and duty free markets. While in certain cases we own the trademarks or have developed the formula for a product that we distribute, in other cases we only have the right to distribute the products and have been granted licenses of the trademark to allow us to do so. We own certain of our products jointly with celebrities, or their affiliates. We refer to all of the products we distribute as "our products" throughout this report.

Over the past 12 months we have acquired and developed additional brands and distributed existing products, and reallocated marketing support for certain of these brands. Our production capacity is primarily through third party independent contract packers known as "co-packers". The expansion of our business has been negatively affected by insufficient working capital. As a result, we have regularly made judgments as to inventory levels in general and whether to maintain inventory for any particular product based on available working capital, rather than maintaining the optimum levels required to grow our business. We have tried to focus on the most efficient growth opportunities. Although our working capital position has improved as a result of our January 2007 Private Placement of our common stock and warrants, we will continue to carefully manage our working capital and focus on brand and business opportunities that we believe offer the most strategic sense and efficient return on investment. We expect that business decisions will continue to be influenced by the availability of working capital.

Our strategy is to take advantage of icon celebrity brands and the strategic relationships our management team has developed throughout their careers. We distribute our products through established distributors, virtually all of which are well known to our management team from prior business dealings with them in the beverage industry. We have expanded the number of distributors we do business with in certain markets where we believe it is appropriate. Our distributors buy our products from us for resale. Our products are produced by independent co-packers, typically, pursuant to our specifications. Our management's relationships with manufacturers, distillers, development/research companies, bottling concerns and certain customers provide the foundation through which we expect to grow our business in the future.

We have assembled, and will attempt to continue to assemble, our premium brands, on a "low cost" basis. We believe acquisition of mid-sized brands and single trademark companies can be accomplished at extremely efficient "price multiples" in relation to their existing volume. We are willing to develop these brands with their original owners on a cooperative economic basis and share with them marketing, production, distribution contacts and other relationships and the sophistication of our management team. We believe that the "skill-set" of our management team is a primary asset in the development of our acquired brands and trademarks. We have acquired products or trademarks from, or entered into ventures with, partners such as Trump Marks LLC, Willie Nelson, Bo Dietl, Wynn Starr Flavors, Inc., Old Whiskey River, LLC, DAS Communications, Interscope Geffen A&M, Rheingold Beer, Interamericana de Licores S.A. of Panama, Newman's Own, Inc., Paul Newman's Beverages, Marvin Traub Associates, Cohete Rum S.A. and Damiana S.A.

Several of the brands that we have acquired have the strategic advantage of association with "icon" entertainers which provide us efficient promotion and marketing opportunities. We believe the public relations impact of our association with these icons and the resulting media opportunities cuts across electronic and print media formats and delivers an exponential impact in building brand awareness and consumer excitement. Moreover, our focus is primarily on premium high margin, unique premium priced goods.

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

We currently market and distribute, and in most cases also produce (through co-packers), 8 unique beverage brands.

Our major alcoholic beverages are:

Trump Super Premium Vodka, produced in Holland, a product developed by master distiller Jacq DeLac which was recently awarded a Four Star Highly Recommended Rating from Paul Paucult in a respected spirits journal; Old Whiskey River Bourbon (R) an award winning small batch 6 year old bourbon (sometimes referred to in this report as "Old Whiskey River "); Cohete Rum, an award winning smooth sipping rum in the Cuban style, infused with Guarana (sometimes referred to in this report as "Cohete"); Aguila Tequila, a 100% tequiliana weber blue agave reposado tequila (sometimes referred to in this report as "Aguila"); Damiana, a Mexican liqueur made from the Damiana root and at times given in Mexican culture as a wedding gift because of its perceived aphrodisiac characteristics; premium select-label wines from selected vineyards principally in France and Italy, and Casa Bo Margo wines from selected vineyards in Italy.

Our major non-alcoholic beverages are:

Newman's Own lightly sparkling fruit juice drinks, all natural juice drink products and sparkling flavored waters (sometimes referred to in this report as "Newman's Own"). Newman's Own initially consisted of six fruit sodas and has been expanded to add one additional flavor and three fruit flavored, lightly sparkling waters.

Our Company is a Delaware corporation, our principal place of business is located at 372 Danbury Road, Suite 163, Wilton, Connecticut 06897 and our telephone number is (203) 762-7000.

STRATEGY

Our long term business strategy is to expand the sales and distribution of our existing celebrity and icon alcoholic and non alcoholic beverage portfolio and to add branded beverage products into the largest and most profitable beverage categories. Our business model takes into account the limited working capital available for expansion of our business by leveraging the impact celebrities have in generating public relations and consumer awareness for our brands across all media platforms at comparatively low cost and investment. We often refer to entertainers and celebrities as "icons" in this report.

Key elements of our business strategy include: creating consumer awareness and demand for our brands utilizing our icon brand strategy and the demonstrated ability of celebrities to generate public relations and promotional brand marketing activity at low cost; promoting our relationships with Donald Trump, Willie Nelson and Paul Newman as well as additional entertainers introduced to us through the relationship we recently developed with Interscope Geffen A&M, of Universal Music Group; capitalizing on our distribution relationships with Kendall Jackson Wine Company and Pheonix Beehive, which distributes Heinken beer in metro New York and targeting acquisitions.

Since we were founded in 2002 the implementation of our business plan has been negatively effected by the limited amount of working capital available to us. Our working capital position has improved as a result of our January, 2007 private placement. We will continue to carefully manage our working capital and focus on our celebrity and icon brand strategy relying on public relations and strategically leveraging our marketing and production partners' resources and notoriety in order to implement our growth strategy while also focusing on our current brand portfolio.

ALCOHOLIC BEVERAGE DISTRIBUTION

We have a network of approximately 50 alcohol beverage distributors covering substantially all of the states within the United States. Our distributors buy our products from us for resale. We believe our most important distribution relationships include Kendall Jackson Wine Company and its subsidiary Regal Wine Distributing, which distribute our products in 11 states, and Pheonix Beehive the metro New York Heiniken Beer distributor. We believe our products are given greater priority by these distributors than they would be given by larger spirits and wine distributors which sell a substantially larger number of premium spirits. Phoenix Beverages and Regal Wine Co., alcohol distributors, including affiliates, accounted for approximately 18.97% and 16.60%, respectively, of our sales in fiscal 2007.

NON-ALCOHOL BEVERAGE DISTRIBUTION

We have a network of approximately 20 non-alcoholic beverage distributors focused primarily in the east and west coasts of the United States. We have recently formed a joint venture with Tuscan Buyer Dairy for the delivery of our non-alcoholic products focusing on the food service sector in the Metro New York area. This gives us access to an additional distribution network in the Metro New York Market. We have also entered into an distribution relationship for the retail sector with SKI, a beverage and beer wholesaler in Metro New York, to assist us in expanding our non alcoholic and beer distribution access. On a national basis, we are expanding our distribution of Newman's Own, adding distributors in California, Texas and Illinois, as well as other key markets, to our existing distribution areas of New York, Connecticut and New Jersey and Pennsylvania.

We have organized a network of independent contractors who are industry veterans and have assigned national coverage of our distribution network to this team. Compensation to these individuals is on a variable success basis. We believe that we benefit from the sales and marketing relationships that this team brings to the organization. We have also utilized a group of per diem merchandisers to focus on the Metro New York market in the high selling summer season.

WINE AND SPIRITS INDUSTRY OVERVIEW

The United States beverage alcohol market consists of three distinct segments: beer, wine and distilled spirits. Distilled spirits consist of three primary categories: white goods, whiskey and specialties. White goods, consisting of vodka, rum, gin and tequila, represents the largest category, accounting for approximately 51.7% of industry sales in 2005. Vodka is the largest product within the distilled spirits industry, accounting for 27.1% of distilled spirits sales in the United States in 2005. Distilled spirits sales in the United States increased 2.8% in 2005, marking the 8th consecutive year sales have increased in the United States market. Significant consolidation in the global spirits industry has produced five primary large competitors: Diageo, Allied Domecq, Pernod Ricard, Brown-Forman and Bacardi & Company, Ltd.

Historically, growth in the United States spirits industry has been driven by favorable demographic trends as the number of new young adults of legal drinking age (21 to 24) increased. Current projections indicate an 11% increase in drinking age adults from 2005 to 2010.

Vodka

The vodka category is both the largest and fastest growing category of spirits in the United States with sales of 46 million cases. Sales in the premium and super premium vodka category was 41.1 million cases in 2005 and has grown at a rate of 26.7% over the last five years. It is expected that this category, will continue to grow at this current rate. Grey Goose, the largest selling product in this category, currently sells 2.1 million cases and is growing at a rate of 25% annually.

Whiskey

Whiskey is an aged spirit generally distilled from barley, corn or rye. The whiskey category consists of four major segments: Scotch, Irish, American and Canadian and can be further broken down into blended and single malt subcategories. Whiskey is the second largest spirits category in the United States accounting for approximately 26.1% of distilled spirits sales in 2005, with 44.5 million cases sold.

Rum

Rum is a distilled spirit made from sugar cane or molasses that can be bottled raw or aged in casks. Rum can be broken into several categories: light, dark, flavored and aged. Sales of rum now accounts for approximately 12.9% of total U.S. spirits sales. Case sales grew at an annual growth rate of 6% from 2004 to 2005. Two brands, Bacardi and Captain Morgan, account for approximately 76% of total U.S. rum sales, with the balance split among a number of other rum brands.

THE NEW AGE OR ALTERNATIVE BEVERAGE INDUSTRY

Our brands, which are classified as Alcoholic and Non-Alcoholic Ready to drink beverages, as well as other unique brands and products that we may develop in the future, compete with beverage products of all types, including wines, spirits, liqueurs, soft drinks, beer, and fruit juices.

In its annual beverage sale of the industry report for 2006, Beverage World magazine estimated that 2004 New Age or alternative beverage markets was approximately $16.5 billion in the United States marking the 7th consecutive year of double digit growth.

New Age or alternative beverages are distinguishable from mainstream carbonated soft drinks in that they tend to contain less sugar, less carbonation, and natural ingredients. As a general rule, three criteria have been established for such a classification: (1) relatively new introduction to the market-place; (2) a perception by consumers that consumption is healthy compared to mainstream carbonated soft drinks and (3) the use of natural ingredients and flavors in the products. According to Beverage Marketing Corporation, for 2003, the New Age or alternative beverage category consists of the following segments: premium soda, ready-to-drink ("RTD") coffee, RTD tea, RTD waters (nutrient-enhanced), shelf-stable dairy (regular/diet), shelf-stable dairy (nutrient-enhanced), single-serve-fruit beverages (regular/diet), single-serve-fruit beverages (nutrient enhanced), smoothies, sparkling water, sports drinks, vegetable/fruit juice blends and other New Age beverages.

                       PRODUCTS, ACQUISTIONS AND ALLIANCES

CELEBRITY AND ICON BASED BRANDS

We are executing a "celebrity and icon" based brand strategy, which we believe will enhance consumer acceptance, lower ongoing marketing costs and strengthen our access to distribution channels. We have entered into four ventures with icon entertainers. Our business model leverages consumer identification with these icons, focusing on high margin premium products. We believe the public relations impact of our association with these icons and the resulting media opportunities cuts across electronic and print media formats and delivers an exponential impact in building brand awareness and consumer excitement.

ALCOHOLIC BEVERAGE PRODUCTS

The alcoholic products distributed by the Company are Trump Super Premium Vodka, Old Whiskey River Bourbon, Aguila Tequila, Cohete Rum, Damiana, Casa Bo Margo wines and a collection of select label, super premium wines.

In December 2002, we purchased 25% interest in Old Whiskey River Distilling Company, LLC which owns or licenses the related trademarks and trade names associated with the Old Whiskey River products. We hold the exclusive worldwide distribution rights, through December 31, 2017, subject to an indefinite number of five-year renewals, for Old Whiskey River Bourbon which is marketed in association with Willie Nelson, a renowned country western entertainer. Our distribution agreement is subject to certain minimum sales requirements. Old Whiskey River Bourbon has been featured on Food Channel's Emeril Live as well as Celebrity Food Finds and other television programs. This line of products is available nationally at the Texas Roadhouse Restaurant chain as well as other outlets with specific Willie Nelson promotions. Old Whiskey River is a featured item at Specs chain of liquor stores in Texas. We are developing a marketing plan that will focus on Florida, North and South Carolina and Texas where Willie Nelsons' brand image is high and bourbon consumption is significant.We own a 55% interest in the trademark for Aguila Tequila, a premium 100% Blue Agave Tequila, produced by El Viejito distillery in Mexico, which is marketed with its icon label, the North American Eagle. We have the exclusive distribution rights for this product throughout the world except for Mexico. We distribute Aquila Tequila on a national basis in approximately 40 states. We did not produce Aguila Tequila in 2006 while we focused on the development of Trump Super Premium Vodka. However, we have expanded the selections of Aguila from one sku of Repasado to Silver, Repasado and Anejo selections with distinctive bottle designs for each price selection. Samples have been presented to each of our distributors. Distributors in New York, Missouri, Texas and Florida have agreed to market these products and we are launching the new brand selections in the late summer of 2007.

We have developed and own the trademark and formula for Cohete Rum, a Cuban style rum produced in Panama. We launched this product in September, 2004. Cohete Rum has been awarded silver medals from the International Beverage Tasting Institute. We distribute Cohete Rum in Florida with a specific focus on the hispanic market.

In fiscal year 2005 we entered into a U.S. distribution contract giving us the exclusive sales and marketing rights to Damiana a Hispanic liquor for the United States market. We distribute this product on a national basis in approximately 35 states. We are pleased with the market reception to this product. We have introduced point of sale marketing material aimed at expanding consumer brand awareness for Damiana.

In October 2005, we acquired ownership of a long-term license for (188 years) for the Rheingold trademark and other assets related to the Rheingold brand. We believe Rheingold has a significant brand identity and awareness level within the Metro New York and east coast markets. We believe this brand has the potential to be an integral component of our Metro New York distribution base. We are developing a new formula for this product with new packaging. We have delayed the introduction of this project originally contemplated to occur in the fall of 2007. At this time, we have no specific launch date and the roll-out of this product will depend on our working capital position and the projected return on the marketing investment required to launch this product. In May, 2006 we licensed the Rheingold trademark for use with various types of clothing.

Also, in association with Bo Dietl, we have commenced the import and sale of selected wines under the Casa Bo Margo brand in the metro New York and Connecticut markets. We initiated the distribution of these products in November, 2006, and we intend to continue marketing this premium line of Italian wines with support from Mr. Dietl a prominent radio television personality. This wine is currently the house wine of several prominent New York City restaurants.

In fiscal 2005, we formed Drinks Global Imports, LLC ("DGI"), a subsidiary in which we own 90% of the outstanding membership units. This company imports premium wines from around the world, and has to date focused on wines from France and Italy. DGI commenced operations in September, 2005 and we expect its business will continue to grow in the future. We currently distribute these products in the Metro New York market, New Jersey, Connecticut and other New England markets, Kansas and Missouri.

In November 2005, we signed a license agreement with Trump Mark, LLC to utilize the name Trump, until November 15, 2013, in connection with super premium vodka. The formula for this product was developed by master distiller Jacq DeLac. Bruni Glass, Italy, designed a proprietary bottle for Trump Super Premium Vodka and Milton Glaser designed a bottle decoration. The product was unveiled at the 2006 Wine and Spirits Wholesalers convention. We launched Trump super Premium Vodka on October 28, 2006 in the metro New York market. We subsequently expanded distribution to 46 states. The product has been sold through several key distributors including Phoenix Distribution and in 11 markets through Kendal Jackson Wine Companies distribution organization and its affiliates. Market reaction to this product has been excellent. Trump Super Premium Vodka was recently awarded a Four Star Highly Recommended rating by a nationally prominent spirits journal. Five Flavors of Trump Super Premium Vodka have been developed and will be marketed in fiscal 2008.

NON ALCOHOLIC PRODUCTS

Our non-alcoholic product offerings are Newman's Own lightly sparkling fruit juice drinks. Newman's Own lightly sparkling fruit juice drinks are new products developed by Paul Newman Foods in association with us. We have entered into an agreement to license Newman's Own name for distribution of this product in specified markets and have no ownership or other rights to the Newman's Own trademark. That agreement has expired and we have an oral agreement for an extension and for expansion of distribution into new territories. We successful test marketed Newman's Own in the New York metropolitan area during 2005. Our test marketing was focused on five fruit juices based on a proprietary formulas developed in conjunction with Paul Newman Foods. As a result of the success of the test marketing, we have expanded the product line of Newman's Own drinks to include six fruit sodas and three fruit flavored, lightly sparkling waters. Newman's Own drinks are all natural, are certified Kosher and are made with real fruit juice and pure sugar cane.

We are currently distributing Newman's Own in the New York metropolitan area, New Jersey and Connecticut and are expanding distribution to the California, State of Washington, Texas and Illinois markets. Key grocery chains in the New York metropolitan area include Key Food, ShopRite, and Shows and numerous independent chains are selling the product. Newman's Own has been successful in the independent and Korean owned retail market segment. Newman's comes in 16 oz. glass bottles in lemonade, lemon lime, orange mango, blackberry, natural cherry, and raspberry kiwi flavors as well as three fruit flavored waters. Based upon the market's reaction to this product, we hope to distribute this product throughout the United States. Expansion of the territories for distribution of this product is by mutual agreement of the parties. Given the market reception to these products, we will continue to dedicate resources to the Newman's Own products and hope to increase the distribution area for these products in the future.

FLAVORS, RESEARCH AND DEVELOPMENT RELATIONSHIP

We have a requirements contract with Wynn Starr Flavors, Inc. ("Wynn Starr"), a leading supplier of flavors and similar product components through which, with certain exceptions, we are required to acquire the flavors we require for our products. Wynn Starr performs research and development for us with respect to the flavors we need for new and/or proposed products. Wynn Starr became a DA shareholder by investing $250,000 in DA in 2002, and, under its agreement with us, has provided research and development services for us thereby lessening the expenses we would otherwise incur. The relationship has been essential to us, and provides a significant research resource at relatively low cost, e.g. developing drinks for targeted markets. We expect that certain of our new products will utilize patents developed and licensed by Wynn Starr. Wynn Starr has also assisted us in evaluating the product quality of various brands which we have considered acquiring and/or distributing. Our incremental product development expenses to date have not been material.

CELEBRITY MARKETING RESOURCES

We intend to continue to utilize our access to icon celebrity-based product endorsers, through the contacts of our management and various advisors, to further promote the branded identity of certain of the beverages we will develop or acquire.

We have entered into agreements with DAS Communications, Ltd. and Shep Gordon of Alive Enterprises. Both David Sonenberg, who controls DAS Communications, Ltd., and Shep Gordon are our shareholders. We have also entered into a joint venture (50% each) with Interscope Geffen A&M, of Universal Music Group, to commercialize and market jointly owned alcoholic and non alcoholic beverage products in collaboration with Interscope Geffen A&M artists. We believe that these persons can provide access to entertainment personalities and will help us to develop and access unique marketing and promotional opportunities in spirits and beverages. Our relationship with Shep Gordon has resulted in agreements with country music "icon" Willie Nelson and access to various culinary icons and introductions to other promotional resources. Under our agreement with Mr. Gordon, which we entered into in December 2002, he will also provide us with marketing advisory services through June 2008.

TRADEMARK DEVELOPMENT RESOURCES

In March 2002, we entered into a consulting agreement with Marvin Traub, former Chief Executive Officer of the Bloomingdales' department store chain, and an expert in trademark development. Mr. Traub provides ongoing advice and marketing expertise to us pursuant to us under this agreement. He also serves on our Board of Directors.


MARKETING, SALES AND DISTRIBUTION

MARKETING

Our marketing plan is based upon our strategy of icon branding. We successfully launched Trump Super Premium Vodka by using the public relations activity across numerous media platforms to generate a high level of brand awareness and consumer interest. This model has also been used for Old Whiskey River Bourbon and Paul Newmans Sparkling Fruit Beverages.

Our marketing and pricing policies and programs take into consideration competitors' prices and our perception of what a consumer is willing to pay for the particular brand and product in the retail environment. Our goal is to competitively price our products with the other comparable premium brands and provide a higher quality product at the selected price points. We believe our Icon strategy supports category premium pricing.

Our marketing for our alcoholic brands focuses on building brand recognition with our distributors with the goal of a regional and, if demand warrants, a national roll-out of most of our products, focusing on population centers. Our marketing of our non-alcoholic brands has been focused on building the brands recognition initially in the New York metropolitan area at the retail level and generally developing market profile through promotion tasting at retail distribution locations. Our marketing plan contemplates expanding distribution to the east and west coast regions, focusing on population centers. Newman's Own has been promoted with consumer tastings, tee-shirt promotions and consumer trials. Our marketing efforts in support of our non-alcoholic brands focuses largely on promotion at key distribution points prior to the peak summer demand period.

SALES

Our products are sold in the continental United States primarily in the beverage sections of liquor stores, grocery stores, drug stores, convenience stores, delicatessens, sandwich shops and supermarkets. Many of our beverage products are sold nationally and our distribution model, depending on the product, includes several national and regional chains, for example, Trump Super Premium Vodka is sold at Ralphs in California, and Walgreen's, ABC Liquor, Albertsons and various other retail chains. Old Whiskey River is sold nationally at Texas Roadhouse and at Specs in Texas. Newmans Sparkling Fruit Beverages are currently sold at several hundred grocery and retail chain stores including Raley's Food Stores, Shaws, ShopRite, Price Choppers, and Key Food.

Our sales efforts are supported by three independent contractors each with in excess of 25 years experience in beverage brand building who have specific market responsibility. These contractors manage a network of national brokers responsible for local markets.

DISTRIBUTION

We sell the majority of our products through our distribution network, and we currently have relationships with approximately 72 independent distributors throughout North America. Our policy is to grant our distributors rights to sell particular brands within a defined territory. Our distributors buy our products from us for resale. We believe that substantially all of our distributors also carry beverage products of our competitors. Our agreements with our distributors vary; we have entered into written agreements with a number of our top distributors for varying terms; most of our other distribution relationships are oral (based solely on purchase orders) and are terminable by either party at will.

We generally require our independent distributors to place purchase orders for our products at least 14 days in advance of requested shipping dates. To the extent we have product available in inventory, we will fulfill other purchase orders when and as received. We and our distributors typically contract with independent companies to have product shipped from our contract packers to independent warehouses, and then on to our distributors. Distributors then sell and deliver our products either to sub-distributors or directly to retail outlets, and such distributors or sub-distributors stock the retailers' shelves with our products. We recognize revenue upon shipment to our distributors and customers of our products, net of anticipated discounts and allowances. All sales are final and we have a "no return" policy, although we occasionally accept returned products.


PRODUCTION

CONTRACT PACKING ARRANGEMENTS

We currently use independent contract packers known as "co-packers" to prepare, bottle and package our products. Currently, our primary contract packers are WV Wanders in Holland, Heaven Hill Distilleries in Kentucky, American Beverage Company in St. Louis, Interamericana de Licores in Panama, Tequila El Viejito S. A. in Guadalajara, Mexico, and Damiana S.A. Mexico. We have an option to acquire WV Wanders production facility in Holland. WV Wanders produces Trump Super Premium Vodka. In the event our relationship with any of our co-packers is terminated, we believe we could replace the co-packer with another of comparable quality. However, in such, case our business would be disrupted until a replacement co-packer was identified and commenced production.

We continually review our contract packing needs in light of regulatory compliance and logistical requirements and may add or change co-packers based on those needs. We rely on and believe our co-packers comply with applicable environmental laws.

As is customary in the contract packing industry, we are expected to arrange for our contract packing needs sufficiently in advance of anticipated requirements. Accordingly, it is our business practice to require our independent distributors to place their purchase orders for our products at least 14 days in advance of shipping. Other than minimum case volume requirements per production run, we do not have any minimum production requirements.

RAW MATERIALS

Substantially all of the raw materials used in the preparation, bottling and packaging of our products are purchased by us or by our contract packers in accordance with our specifications. Typically, we rely on our contract packers to secure raw materials that are not unique to us. The raw materials used in the preparation and packaging of our products consist primarily of spirits, flavorings, concentrate, glass, labels, caps and packaging. These raw materials are purchased from suppliers selected by us or in concert with our co-packers or by the respective supplier companies. We consider Bruni Glass, which supplies the bottles for Trump Super Premium Vodka, and Wynn Starr to be a significant suppliers of raw materials, because they supply specialty products. We believe that we have adequate sources of raw materials, which are available from multiple suppliers.

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

For every run of product, our contract packers undertake extensive on-line testing of product quality and packaging. For our non-alcoholic products this includes testing levels of sweetness, carbonation, taste, product integrity, packaging and various regulatory cross checks. Similar product testing is done on our wines and spirits. For each product, the contract packer must transmit all quality control test results to us upon request. We believe that, working in concert with our internal management, the food scientist resources of Newman's Own and Wynn Starr Flavors, and the in-house quality control mechanisms of our winery and distillery partners assure that our standards are at least equal to those established in the industry.

Testing at each of our co-packers generally includes microbiological checks and other tests to ensure the production facilities for our products meet the standards and specifications of our quality assurance program. We believe the production facilities inspection programs are at least equal to industry standards. We request that water quality be monitored during production and at scheduled testing times to ensure compliance with applicable government regulatory requirements. Flavors are sourced from only qualified manufacturers. We are committed to an on-going program of product improvement with a view toward ensuring high quality of our products.

We believe we select only those suppliers that use only quality components. We have a full-time senior executive who oversees all production processes with respect to product distilling. We also inspect packaging suppliers' production facilities and monitor their product quality.

REGULATION

The production and marketing of our licensed and proprietary alcoholic and non alcoholic beverages are subject to the rules and regulations of various Federal, provincial, state and local health agencies, including in particular the U.S. Food and Drug Administration ("FDA") and the U.S. Alcohol and Tobacco Tax and Trade Bureau ("TTB"). The FDA and TTB also regulate labeling of our products. From time to time, we may receive notification of various technical labeling or ingredient reviews with respect to our products. We believe that we have a compliance program in place to ensure compliance with production, marketing and labeling regulations on a going-forward basis. There are no regulatory notifications or actions currently outstanding.

We have a specific manager with direct responsibility to insure regulatory compliance and retain a regulatory law firm that oversees our submissions to various agencies.

TRADEMARKS, FLAVOR CONCENTRATE TRADE SECRETS AND PATENTS

We own a number of trademarks, including, in the United States, "Drinks Americas" (TM), "Cohete" (TM), "Swiss T"(TM), " "Screaming Monkey" (TM) and "Aguila" (TM), Casa/BoMago (TM). Trademarks have been filed and pending with no opposition for Drinks Americas (TM), "Monte Verde"(TM) and "Corcovado"(TM). In addition, we have trademark protection in the United States for a number of other trademarks for slogans and product designs, including "The Rooster Has Landed"(R), "Party Harder"(TM), Success Distilled (TM) and The World's Finest Super Premium Vodka (TM).

We also own, indirectly as a member of a limited liability company, an interest in the "Old Whiskey River" trademark. We also license the Reingold trademark. We have a license from Newman's Own to use the Newman's Own trademark in the marketing and selling of Newman's Own Lightly Sparkling Fruit Juices. We also have a license from Trump Mark, LLC to use the Trump trademark in the marketing and sale of Trump Super Premium Vodka.

Our license agreement for the Trump trademark provides for royalties which we anticipate will approximate 50% of the net profits generated from this product. The agreement provides for certain minimum royalty payments, which if not paid, could result in termination of the license. At this time, our minimum royalties are $10 per 12 bottle case. From November 2005 through November 2008, we must pay aggregate minimum royalties of $2,000,000. From November, 2008 through November, 2010, our aggregate minimum royalty obligation is $3,250,000. From November, 2010 through November, 2012, our aggregate minimum royalty obligation is $4,250,000.

Under our license agreement for Old Whiskey River, we are obligated to pay royalties of between $10 and $33 per case, depending on the size of the bottle. Under our license agreement for Newman's Own, we are obligated to pay royalties of $.95 per twelve bottle case. Our Rheingold license requires us to pay the licensor $3 per barrel for domestic sales and $10.33 for foreign sales.

We consider our trademarks, patent and trade secrets to be of considerable value and importance to our business. No successful challenges to our registered trademarks have arisen and we have no reason to believe that any such challenges will arise in the future.

COMPETITION

The beverage industry is highly competitive. We compete with other beverage companies, most of which have significantly more sales, significantly more resources and which have been in business for much longer than we have. We compete with national and regional beverage producers and "private label" suppliers. Some of our alcohol competitors are Diageo, Pernod Ricard, Brown-Forman, Castle Brands, Allied Bomecq and Bacardi & Company, Ltd. On the non-alcoholic front, some of our direct competitors include Cadbury Schweppes (which produces Snapple and Mystic among other brands) Camper, Boylands and Hansens. We believe it is a costly and difficult for large companies to create new brands. As a result, we believe opportunities exist for smaller companies to develop high-quality, high-margin brands, which can grow to be very attractive acquisition candidates for the larger companies.

EMPLOYEES

As of July 31, 2007, we had twelve full-time employees and an additional five persons, who were independent contractors working for us either in their individual capacities or through professional service companies controlled by them. No employee is represented by a labor union. Three of the independent contractors have executed contracts with us and are paid on a variable success basis depending upon sales generated by them.

Risk Factors

Investment in the Company involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and other information and our consolidated financial statements and related notes included elsewhere in this report. If any of the events described below actually occur, our operating results would be dramatically adversely affected, which in turn could cause the price of our common stock to decline, perhaps significantly. Further, we may not be able to continue our operations. This means you could lose all or a part of your investment.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

FACTORS RELATING TO OUR COMPANY AND OUR BUSINESS

WE ARE A DEVELOPING COMPANY AND OUR PROSPECTS MUST BE CONSIDERED IN LIGHT OF OUR SHORT OPERATING HISTORY AND SHORTAGE OF WORKING CAPITAL.

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

There can be no assurance that we will be able to meet all or any of these factors in any of our current or prospective geographic areas of distribution. Further, shortage of adequate working capital may make it impossible for us to do so. Our inability to achieve any of these factors in a geographic distribution area will have a material adverse effect on our relationships with our distributors in that particular geographic area, thus limiting our ability to maintain and expand our market, which will likely adversely effect our revenues and financial results.

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

Our independent distributors are not required to place minimum monthly, quarterly or annual orders for our products. In order to reduce their inventory costs, our independent distributors maintain low levels of inventory which, depending on the product and the distributor, range from 15 to 45 days of typical sales volume in the distribution area. We believe that our independent distributors endeavor to order products from us in such quantities, at such times, as will allow them to satisfy the demand for our products in the distribution area. Accordingly, there is no assurance as to the timing or quantity of purchases by any of our independent distributors or that any of our distributors will continue to purchase products from us in the same frequencies and volumes as they may have done in the past. Our goal is to maintain inventory levels for each of our products sufficient to satisfy anticipated purchase orders for our products from our distributors, which is difficult to estimate. This places burdens on our working capital which has been limited since we began operations. As a result, we have not consistently been able to maintain sufficient inventory levels and may not be able to do so in the future.

As is customary in the contract packing industry for small companies, we are expected to arrange for the production of our products sufficiently in advance of anticipated requirements. To the extent demand for our products exceeds available inventory and the capacities available under our contract packing arrangements, or orders are not submitted on a timely basis, we will be unable to fulfill distributor orders on a timely basis. Conversely, we may produce more products than warranted by actual demand, resulting in higher storage costs and the potential risk of inventory spoilage. Our failure to accurately predict and manage our contract packaging requirements may impair relationships with our independent distributors, which, in turn, would likely have a material adverse effect on our ability to maintain relationships with those distributors.

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

WE HAVE NOT SATISFIED CERTAIN OF OUR COMMITMENTS UNDER DISTRIBUTION AGREEMENTS, WHICH ENTITLE US TO DISTRIBUTE CERTAIN OF OUR PRODUCTS. IF ANY OF THESE AGREEMENTS WERE CANCELLED IT WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

Our rights to distribute certain of our products are generally governed by distribution agreements which contain minimum sales targets and other requirements some of which we have not satisfied to date. Therefore virtually all of our distribution contracts can be cancelled. We rely on our relationships with the parties who have granted us distribution rights rather than contractual protection. Cancellation of one or more of our distribution contracts would have a material adverse effect on our business.

WE NEED TO EFFECTIVELY MANAGE OUR GROWTH AND THE EXECUTION OF OUR BUSINESS PLAN. ANY FAILURE TO DO SO WOULD NEGATIVELY IMPACT OUR RESULTS.

To manage operations effectively, we must improve our operational, financial and other management processes and systems. We have a small staff and our success also depends on our ability to maintain high levels of employee efficiency, to manage our costs in general and administrative expense in particular, and otherwise to efficiently execute our business plan. We need to cost-efficiently add new brands and products, develop and expand our distribution channels, and efficiently implement our business strategies. There are no assurances that we will be able to effectively and efficiently manage our growth. Any inability to do so, could increase our expenses and negatively impact the results of our operations.

THE LOSS OF KEY PERSONNEL WOULD DIRECTLY AFFECT OUR EFFICIENCY AND ECONOMIC RESULTS.

We are dependent upon the creative skills and leadership of our founder, J. Patrick Kenny, who serves as our President and Chief Executive Officer and upon the management, financial and operational skills of Jason Lazo, our Chief Operating Officer. We currently maintain key person life insurance on Mr. Kenny in the amount of $2,000,000. The loss of the services of either Mr. Kenny, or Mr. Lazo could have a material adverse affect on our business and operations, including our ability to develop and execute a long-term, profitable business plan. Due to inadequate working capital, we have often not paid agreed upon compensation to our employees and independent contractors. Due to increase in our working capital from the offering of our common stock and warrants we closed in January, 2007, we expect to timely pay our employees and independent contractors in the future. However, if we fail to do so, there can be no assurance they will continue to render services to us.

Our management team consists of several key distribution, sales and financial personnel who have been recruited within the past several years. Many of these individuals provide services to us as independent contractors. In order to manage and operate our business successfully in the future, it will be necessary to further strengthen our management team. The hiring of any additional executives will increase our compensation expense. We may not have sufficient working capital to be able to do so.

OUR STRATEGY REQUIRES US TO DEVELOP AND MAINTAIN RELATIONSHIPS WITH OTHER
FIRMS.

Our strategy depends on various relationships with other firms for product development, research facilities, distilling facilities, bottling, distribution and low-cost marketing. Because of these relationships, we do not expect to invest heavily in fixed assets or factories. Of particular importance to us is our relationship with independent producers who manufacture our products, typically, pursuant to our specifications. We do not have our own production capacity and rely on independent contractors to produce our products. We will need to maintain and develop relationships with additional manufactures as we add products to our product mix. It is vital to our success that our producers deliver high quality products to us with favorable pricing terms. There can be no assurance, however, that we will be able to develop and maintain relationships which provide us the services and facilities we require. If we fail to develop and maintain such relationships, we may be forced to change our strategy, which could have a material adverse effect on the results of our operations. Further, if our relationship with a producer of any of our products is terminated, it is likely our business will be disrupted until a replacement producer is identified and production commences.

OUR BUSINESS AND FINANCIAL RESULTS DEPEND ON MAINTAINING A CONSISTENT AND COST-EFFECTIVE SUPPLY OF RAW MATERIALS.

Raw materials for our products include concentrate, glass, labels, flavoring, caps and packaging materials. Currently, we purchase our flavor concentrate from two flavor concentrate suppliers. We believe that we have adequate sources of raw materials, which are available from multiple suppliers, and that in general we maintain good supplier relationships. The price of our concentrates is determined through negotiation with our flavor houses, and may be subject to change. Prices for the remaining raw materials are generally determined by the market, and may change at any time. Increases in prices for any of these raw materials could have a material adverse impact on our ability to achieve profitability. If we are unable to continue to find adequate suppliers for our raw materials on economic terms acceptable to us, it will adversely affect our results of operations.

WE MAY NOT BE ABLE TO ACQUIRE AND SUCCESSFULLY INTEGRATE ADDITIONAL PRODUCTS IN THE FUTURE.

We have grown our business primarily through acquisitions of brands and, if we have the working capital necessary to do so, we expect to acquire additional brands in the future. There can be no assurance that we will be able to acquire additional products or assimilate all of the products we do acquire into our business or product mix. Acquisitions can be accompanied by risks such as potential exposure to unknown liabilities relating to the acquired product or business. We have entered into, and may continue to enter into, joint ventures, which may also carry risks of liability to third parties.

OUR INABILITY TO PROTECT OUR TRADEMARKS, PATENT AND TRADE SECRETS MAY PREVENT US FROM SUCCESSFULLY MARKETING OUR PRODUCTS AND COMPETING EFFECTIVELY.

Failure to protect our intellectual property could harm our brand and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, patents, copyrights and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our trademarks and trade secrets to be of considerable value and importance to our business and our success. We rely on a combination of trademark, patent, and trade secrecy laws, and contractual provisions to protect our intellectual property rights. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, trade secrets (including our flavor concentrate trade secrets) or similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly and we may lack the resources required to defend against such claims. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse affect on our ability to market or sell our brands, and profitably exploit our products.

WE HAVE LIMITED WORKING CAPITAL AND WILL NEED ADDITIONAL FINANCING IN THE
FUTURE.

Our working capital needs in the future will depend upon factors such as market acceptance of our existing products and of any new products we launch, the success of our independent distributors and our production, marketing and sales costs. None of these factors can be predicted with certainty.

We have sustained substantial operating losses since our organization. We will need additional debt or equity financing in the future to fully implement our business plan. We may not be able to obtain any additional financing on acceptable terms or at all. As a result, we may not have adequate working capital to implement future expansions, maintain sufficient levels of inventory, maintain our current levels of operation or to pursue strategic acquisitions. Our failure to obtain sufficient financing would likely result in the delay or abandonment of some or all of our development plans, any one of which would likely harm our business and the value of our common stock.

CERTAIN OF OUR PRODUCTS ARE CLOSELY IDENTIFIED WITH CELEBRITIES AND OUR BRAND RECOGNITION IS SIGNIFICANTLY AFFECTED BY THEIR SUCCESS IN THEIR PROFESSION.

Certain of our products, including products for which we have acquired distribution rights, adopt the name of a single personality or celebrity, or is associated with a single personality or celebrity, such as Willie Nelson, Paul Newman, and Donald Trump. Therefore, any reduction of notoriety or any damage to the reputation of any such personality will correspondingly damage the associated product and could have a material adverse effect on the results of our operations.

CERTAIN FACTORS RELATING TO OUR INDUSTRY

WE COMPETE IN AN INDUSTRY THAT IS BRAND-CONSCIOUS, SO BRAND NAME RECOGNITION AND ACCEPTANCE OF OUR PRODUCTS ARE CRITICAL TO OUR SUCCESS.

Our business is substantially dependent upon awareness and market acceptance of our products and brands by our targeted consumers. In addition, our business depends on acceptance by our independent distributors of our brands as beverage brands that have the potential to provide incremental sales growth rather than reduce distributors' existing beverage sales. Although we believe that we have made progress towards establishing market recognition for certain of our brands in both the alcoholic and non alcoholic beverage industry, it is too early in the product life cycle of these brands to determine whether our products and brands will achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers.

COMPETITION FROM TRADITIONAL ALCOHOLIC AND NON-ALCOHOLIC BEVERAGE MANUFACTURERS MAY ADVERSELY AFFECT OUR DISTRIBUTION RELATIONSHIPS AND MAY HINDER DEVELOPMENT OF OUR EXISTING MARKETS, AS WELL AS PREVENT US FROM EXPANDING OUR MARKETS.

The beverage industry is highly competitive. We compete with other beverage companies, most of which have significantly more sales and significantly more resources, which gives them significant advantages in gaining consumer acceptance for their products, access to shelf space in retail outlets and marketing focus by our distributors, all of whom also distribute other beverage brands. Our products compete with all beverages, most of which are marketed by companies with greater financial resources than what we have. Some of these competitors are or will likely in the future, place severe pressure on our independent distributors not to carry competitive alternative brands such as ours. We also compete with regional beverage producers and "private label" suppliers. Some of our alcoholic competitors are Diageo, Pernod Ricard, Castle Brands, Brown-Furman and Bacardi & Company, Ltd. Some of our direct competitors in the alternative beverage industry include Cadbury Schweppes (Snapple, Stewart, Nantucket Nectar, Mystic), Thomas Kemper, Boylans and Hansens. Competitor consolidations, market place competition, particularly among branded beverage products, and competitive product and pricing pressures could impact our earnings, market share and volume growth. If, due to such pressure or other competitive phenomena, we are unable to sufficiently maintain or develop our distribution channels, or develop alternative distribution channels, we may be unable to achieve our financial targets. As a means of maintaining and expanding our distribution network, we intend to expand the market for our products, and introduce additional brands. However, we will require financing to do so. There can be no assurance that we will be able to secure additional financing or that other companies will not be more successful in this regard over the long term. Competition, particularly from companies with greater financial and marketing resources than those available to us, could have a material adverse effect on our existing markets, as well as our ability to expand the market for our products.

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

A DECLINE IN THE CONSUMPTION OF ALCOHOL COULD ADVERSELY AFFECT OUR BUSINESS.

There have been periods in American history during which alcohol consumption declined substantially. A decline in alcohol consumption could occur in the future due to a variety of factors including: (i) a general decline in economic conditions, (ii) increased concern about health consequences and concerns about drinking and driving, (iii) a trend toward other beverages such as juices and water, (iv) increased activity of anti-alcohol consumer groups, and (v) increases in federal, state or foreign excise taxes. A decline in the consumption of alcohol would likely negatively affect our business.

WE COULD BE EXPOSED TO PRODUCT LIABILITY CLAIMS FOR PERSONAL INJURY OR POSSIBLY DEATH.

Although we have product liability insurance in amounts we believe are adequate, we cannot assure you that the coverage will be sufficient to cover any or all product liability claims. To the extent our product liability coverage is insufficient; a product liability claim would likely have a material adverse affect upon our financial condition. In addition, any product liability claim successfully brought against us may materially damage the reputation of our products; thus adversely affecting our ability to continue to market and sell that or other products.

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

THE CURRENT INTERNATIONAL CONFLICTS, AND TERRORISM EVENTS ALL OR INDIVIDUALLY MAY HAVE AN ADVERSE IMPACT ON OUR SALES AND EARNINGS, AND OUR SHIPPING COSTS HAVE INCREASED.

We cannot predict the impact of the current economic climate in the United States, or the current international situation, on current and future consumer demand for and sales of our products. In addition, recent volatility in the global oil markets has resulted in rising fuel and freight prices, which many shipping companies are passing on to their customers. Our shipping costs have increased, and these costs may continue to increase. Due to the price sensitivity of our products, we do not anticipate that we will be able to pass these increased costs on to our customers.

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

THE PRICE OF OUR COMMON STOCK MAY BE VOLATILE, AND A SHAREHOLDER'S INVESTMENT IN OUR COMMON STOCK COULD SUFFER A DECLINE IN VALUE.

There could be significant volatility in the volume and market price of our common stock, and this volatility may continue in the future. Our common stock is listed on the over-the-counter Bulletin Board and there is a greater chance for market volatility for securities that trade on the OTC Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of "bid" and "ask" quotations and generally lower trading volume. In addition, factors such as quarterly variations in our operating results, changes in financial estimates by securities analysts or our failure to meet our or their projected financial and operating results, litigation involving us, general trends relating to the beverage industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control could have a significant impact on the future market price of our common stock and the relative volatility of such market price.

A LARGE NUMBER OF SHARES OF COMMON STOCK WILL BE ELIGIBLE FOR FUTURE SALE AND MAY DEPRESS OUR STOCK PRICE.

Our shares that are eligible for future sale may have an adverse effect on the price of our stock. As of July 31, 2007, there were 79,598,410 shares of our common stock outstanding. We have issued approximately over 30,000,000 shares of our common stock since March 2005. A significant percent of these shares either are or soon will be eligible to be traded. Our average daily trading volume for the previous three months ended July 31, 2007 was approximately 79,000 shares of our common stock. Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then current market price of the common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

YOUR OWNERSHIP INTEREST, VOTING POWER AND THE MARKET PRICE OF OUR COMMON STOCK MAY DECREASE BECAUSE WE HAVE ISSUED, AND MAY CONTINUE TO ISSUE, A SUBSTANTIAL NUMBER OF SECURITIES CONVERTIBLE OR EXERCISABLE INTO OUR COMMON STOCK.

We have issued common stock and, warrants, and convertible notes to purchase our common stock to satisfy our obligations and fund our operations. In the future we may issue additional shares of common stock, options, warrants, preferred stock or other securities exercisable for or convertible into our common stock to raise money for our continued operations. We continue to seek additional investors. If additional sales of equity occur, your ownership interest and voting power in us will be diluted and the market price of our common stock may decrease.

ITEM 2.  DESCRIPTION OF PROPERTY

We lease 2,739 square feet of office in Wilton, Connecticut under an operating sublease which will expire July 31, 2009, with base annual rent payments of approximately $50,000 through July 31, 2009. Under our lease, we are also responsible for our pro rata share of real estate tax increases. We also lease 1100 square feet of office space in New York City, New York, with minimum annual rent payments of approximately $3,500 per month. Various additional charges are passed through to us under this lease. This lease will expire on March 31, 2008. We are attempting to sublease all or a portion of our New York City office space. In addition we have a number of agreements with independent warehousing companies providing for the stocking, storage and shipping of a significant amount of our products at their various locations. We believe our leased premise and our independent warehouse facilities are suitable and adequate for our use and adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

On or about July 19, 2006, Manhattan Beer Distributor, LLC, a wholesale distributor of beverages in the state of New York, initiated litigation in the Supreme Court of the State of New York in Bronx County (Index No. 17776-2006) against the Company. Plaintiff sued for approximately $87,000 plus interest, for alleged distribution services rendered both prior and subsequent to the acquisition of certain assets related to Rheingold Beer. We have answered the complaint and cross-claimed against RBCI Holdings, Inc., the entity that sold us the assets, for the portion of the complaint related to pre-acquisition services. We have completed the discovery phase of the litigation. There have been sporadic settlement negotiations which we expect to resume in the near future. In April 2007, RBCI Holdings Inc. initiated litigation against the Company in the U.S. District court, Southern District of N.Y. (No. 07-CV-02877 ). The plaintiff seeks, $150,000 plus 525,738 shares of common stock of the Company and re-assignment of the Rheingold license as damages for the alleged breach of the asset purchase agreement, related to the purchase of certain Rheingold assets. The Company has filed a motion to dismiss the complaint. The Company believes that plaintiff overstated assets, understated liabilities and misrepresented revenue in connection with the asset sale. The Company plans to vigorously defend the suit.

In July 2007, Michele Berg, a former employee of the Company, initiated litigation against the Company in Superior Court of Arizona, Maricopa County (CV 2006-019515). The plaintiff seeks $8,125 of unpaid wages and $31,740 for reimbursement of expenses and other compensation and has asked for treble damages of the wage claim for a total of $61,133. The Company has had ongoing settlement discussions with the plaintiff.

On or about June 12, 2007, Phillip Kassai, formally affiliated with Sloan Equity Partners ("Sloan"), LLC initiated litigation in the US District Court (No. 07 CIV 5590) alleging that the Company failed to recognize the assignment to him and his subsequent exercise of two warrants allegedly issued by the Company to Sloan to purchase 300,000 shares and 67,500 shares of the Company's common stock. The Plaintiff has demanded that the Company affect these assignments and that he be awarded momentary unspecified damages for alleged breach of the terms of the warrants and such other relief as may be just and proper. The Company is still assessing this claim, however it appears from our preliminary analysis that the suit will be vigorously defended

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASERS OF EQUITY SERCURITIES AND SMALL ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock was authorized to trade on June 2, 2005 on the over-the-counter market with quotations available on the OTC Electronic Bulletin Board under the symbol "DKAM" on the Over-the-Counter Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc. Trading commenced on June 3, 2005. Prior to June 3, 2005, there was no public trading market for our Common Stock.

The following table sets forth the range of high and low bid quotations of our common stock for the periods indicated. The information contained in the table was obtained from Bloomberg Financial Services. The prices represent inter-dealer quotations, which do not include retail markups, markdowns or commissions, and may not represent actual transactions.

                                                          High          Low
Year Ending, April 30, 2006
First Quarter, July 31, 2005                           $   1.55      $   1.17
Second Quarter, October31, 2005                        $   1.39      $    .70
Third Quarter, January 31, 2006                        $   0.80      $    .35
Fourth Quarter, April 30, 2006                         $   1.01      $    .45

Year Ending, April 30, 2007
First Quarter, July 31, 2006                           $   0.79      $    .45
Second Quarter, October 31, 2006                       $   1.00      $    .43
Third Quarter, January 31, 2007                        $   3.26      $    .70
Fourth Quarter, April 30, 2007                         $   3.58      $   1.02

SECURITY HOLDERS

At July 31, 2007, there were 79,598,410 shares of our common stock outstanding, which were held of record by approximately 688 stockholders, not including persons or entities who hold the stock in nominee or "street" name through various brokerage firms.

DIVIDENDS

The payment of dividends, if any, is to be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, for use in our business operations and accordingly, the Board of Directors does not anticipate declaring any dividends in the near future.

Dividends, if any, will be contingent upon our revenues and earnings, capital requirements and financial condition.

EQUITY COMPENSATION PLAN INFORMATION

In June, 2007, our Board of Directors adopted our 2005 Stock Incentive Plan (the "Plan"). The total number of shares of our Common Stock that may be subject to awards under the Plan is 7,000,000 shares. No awards have been granted under the Plan. We expect to submit the Plan to our stockholders for approval within 12 months of the Plan's adoption by the Board.

The terms of the Plan provide for grants of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards and performance awards that may be settled in cash, stock, or other property. We adopted the Plan to provide a means by which employees, directors, and consultants of our Company and those of our subsidiaries and other designated affiliates, may be given an opportunity to purchase our Common Stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions, and to provide incentives for such persons to exert maximum efforts for our success and the success of our affiliates.

Subject to the terms of the Plan, the plan administrator, which may be the Company's Board of Directors, shall determine the provisions, terms, and conditions of each award including, but not limited to, the vesting schedules, repurchase provisions, rights of first refusal, forfeiture provisions, form of payment (cash, shares, or other consideration) upon settlement, payment contingencies, performance criteria for vesting and other matters.

UNREGISTERED SECURITIES

In May 2007, we issued a note holder 23,836 shares of our common stock to satisfy $14,301 of interest accrued through April 10, 2007. This note was issued in October 2006 in the amount of 250,000, bears 12% interest per anum and matures in October 2007. At the option of the lender, the interest accrued on the note is payable in shares of our common stock.

In July 2007, we issued 1,000 shares of our common stock as a bonus for work performed by an independent contractor.

In June 2007, a member of our Board of Directors was issued 40,000 shares of our common stock as compensation for serving on our Board. The aggregate value of the stock issued was $50,000 based on the market price on the date of issuance.

In June 2007, in connection with our new relationship with Interscope Geffen A&M, of Universal Group, , we issued warrants to purchase 801,000 shares of our common stock at a price of $1.284 per share. The warrants may be exercised ay any time up to June 14, 2017. The Company has determined, as of the date the warrant were issued, that the warrants had a value of $416,500 which is being amortized over the three year unextended term of the endorsement agreement. The warrant has cashless exercise provisions.

Transfer Agent

National Stock Transfer, Inc. with offices at 1512 South 1100 East, Suite B, Salt Lake City, UT 84105-2455, is the registrar and transfer agent for our common stock.

Penny Stock Regulations

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. The Company's common stock falls within the definition of penny stock and is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the Company's common stock and may affect the ability of investors to sell our common stock in the secondary market.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations should be read with our consolidated financial statements and related notes appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this annual report.

RESULTS OF OPERATIONS

Year ended April 30, 2007 compared to year ended April 30, 2006

Net Sales: Net sales were $6,085,520 for the year ended April 30, 2007 compared to net sales of $1,608,606 for the year ended April 30, 2006, an increase of 278%. The increase is due to our ongoing business and primarily the launch of Trump Super Premium Vodka which occurred in the second quarter of fiscal 2007.

Trump Super Premium Vodka sales aggregated $4,631,000 on 43,815 cases sold, which accounted for 76.1% of total dollar sales and 39.3% of total case sales for the year ended April 30, 2007. Sales of all alcoholic products aggregated approximately $5,575,000 on 52,936 cases sold for the year ended April 30, 2007 as compared to approximately $1,100,000 on 12,544 cases sold for the year ended April 30, 2006. As a result of limited working capital and, with respect to fiscal 2007, the focus of a significant portion of our available resources to Trump Super Premium Vodka, we did not maintain levels of inventory for certain alcoholic brands which adversely affected sales in fiscal 2007 and 2006. In addition, in fiscal 2006 there was an interruption in our Norman's Wine business due to the bankruptcy of the Norman's Wines supplier and a subsequent change in control and various disagreements with us resulting in our inability to source this product. Sales of Norman's Wines were 997 cases for the year ended April 30, 2007 as compared to 2,811 cases for the prior year. The expansion of our wine business had a positive impact on sales for the year ended April 30, 2007 as compared to the previous year. Net sales of our non-alcoholic product, Newman's Own sparking fruit beverages, were approximately $510,000 on 58,484 cases sold for fiscal 2007 compared to $508,000 on 57,769 cases sold for fiscal 2006

Gross Margin: Gross margin was $2,500,500 for the fiscal 2007 (41.1% of net sales) an increase of $2,047,000 compared to gross margin of $453,000 (28.2% of net sales) for fiscal 2006. Both the dollar increase and percentage increase in gross profit is primarily attributed to the sale of Trump Super Premium Vodka. Trump Super Premium Vodka is sold at substantially higher gross margins than the majority of our other products increasing our overall portfolio margin.

Selling, General and Administrative Expenses: Selling, general and administrative expenses were approximately $9,980,000 for the year April 30, 2007 compared to $4,766,000 for the year ended April 30, 2006, an increase of $5,214,000. The increase in the current fiscal year was due to a number of positive and negative variances. Selling and marketing expenses directly related to the Trump Super Premium Vodka line aggregated approximately $3,100,000 for the year ended April 30, 2007 and $0 for the previous year. A substantial portion of these expenses was for promotions to launch the product. Total selling and marketing costs aggregated $3,800,000 for the year ended April 30, 2007 compared to $1,200,000 for the prior year. General and administrative expenses aggregated $6,200,000 for the year ended April 30, 2007 compared to $3,600,000 for the prior year. Wages, excluding, bonuses satisfied with the issuances of our common stock, increased in fiscal 2007 by approximately $550,000 from the prior year. Charges relating to our purchase order financing which commenced in fiscal 2007 aggregated approximately $245,000 for the year ended April 30, 2007. Travel expenses have increased approximately $350,000 for the year ended April 30, 2007 compared to the prior year. The increase is due to travel expenses relating to Trump Super Premium Vodka. In February 2007, we paid our board of directors for serving on the board, an aggregate of $100,000 in cash and issued to them 66,008 shares of our common stock. The total expense recognized for the year ending April 30, 2007, 2007 for the cash payments and the stock was $300,000. Due to limited working capital, the members of our Board of Directors were not previously compensated for services rendered to us as Members of our Board of Directors. In addition, in February 2007 our CEO was issued 16,502 shares of our common stock, with an aggregate value of $50,000, as a bonus for services he has provided to us in his position. In December 2006, our Board of Directors approved and we issued shares of our common stock to several of our employees as a bonus for their services to the Company and their role in the successful launch of Trump Super Premium Vodka. In addition, we issued shares of our common stock to a Director of the Company, for his role in the launch of Trump Super Premium Vodka. Additional shares of our common stock were issued throughout fiscal 2007 to various distributors, consultants and professionals who contributed to our business. In total, $1,800,000 of our SG & A expenses were paid by the issuance of our securities to employees, directors, distributors, professionals and consultants for the year ended April 30, 2007 compared to $570,000 paid by issuances of securities for the prior year. Although the compensation paid with the issuances of our common stock had a significant affect on our income, it did not have an impact on our cash flows.

Other Income (Expense): Other income (expense) were ($1,908,000) net, for the year ended April 30, 2007 compared to $(1,532,000) net, for the year ended April 30, 2006. Interest expense which was approximately $771,000 for the year ended April 30, 2007 is expected to decrease due to the repayment of predominately all of our long-term debt. We incurred additional interest expense in both fiscal 2006 and 2007 due to discounts which were assigned to detachable stock warrants and beneficial conversion features recognized on convertible debt issuances. The discounts are a non-cash charge. For the year ended April 30, 2007, we recognized a loss on extinguishment of debt (net of gains) of $1,104,000, which was the result of the repayment of much of our long-term debt and balances due to vendors with the issuances of shares of our common stock. We began negotiations with many of our long-term debt holders and vendors to repay amounts due them in late November and early December of 2006, but the agreements were not finalized until late December when the market price of our common stock began to increase rapidly. Since we are required to record the value of the stock issued based on the date the agreements were finalized, the value of the shares issued and were significantly greater than the balances paid which negatively affected our earnings. Although the loss on extinguishment of debt had a significant effect on our net income, it positively effected our working capital position by allowing us to extinguish such liabilities with equity rather than cash. As of April 30, 2006, we recognized an impairment loss on our Rheingold intangible assets which were acquired in October 2005.

Income Taxes: We have incurred substantial net losses from our inception and as a result, have not incurred any income tax liabilities. Our federal net operating loss carry forward is approximately $20 million, which we can use to reduce taxable earnings in the future. No income tax benefits were recognized in fiscal 2007 and 2006 as we have provided valuation reserves against the full amount of the future carry forward tax loss benefit. We will evaluate the reserve every reporting period and recognize the benefits when realization is reasonably assured.

IMPACT OF INFLATION

Inflation has not had a material effect on our results of operations.

SEASONALITY

As a general rule, the second and third quarters of our fiscal year (August-January) are the periods that we realize our greatest sales as a result of sales of alcoholic beverages during the holiday season. During the fourth quarter of our fiscal year (February-April) we generally realize our lowest sales volume as a result of our distributors working off inventory which remained on hand after the holiday season. As we increase our non-alcoholic beverage sales, as a result of increased distribution of Newman's Own products, we would expect sales in first quarter of our fiscal year (May-July), to increase since the spring and summer tends to be the strongest periods for sales of non-alcoholic beverages.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

We have experienced net losses and negative cash flows from operations and investing activities for the fiscal years 2007 and 2006. Net losses for fiscal 2007 and 2006 aggregated $15,235,000 and cash consumed from operating and investing activities in both years aggregated $11,854,000. We have funded our operations to date by bank borrowings, loans from shareholders and investors, some of which are convertible into our common stock, and the proceeds from the sale of our common stock and warrants. In fiscal 2007 we satisfied long term debt together with interest aggregating $2,907,618, the majority of which was evidenced by convertible promissory notes, by the issuance and delivery of 5,864,146 shares of our common stock. Other expenses for salary, consulting fees and other items (including accrued liabilities as of April 30, 2006), in the aggregate amount of $3,053,207, were satisfied by the issuance and delivery of 2,350,724 shares of our common stock in fiscal 2007. In fiscal 2007, we also raised $8,680,835 by selling 6,944,446 shares of our common stock and warrants to purchase our shares of common stock.

As the result of increases in the price of our common stock in December of 2006, a significant amount of our debt was converted, pursuant to the terms of the debt instruments, into shares of our common stock. Also, we were able to satisfy a significant amount of our non-convertible debt by the issuance and delivery of shares of our common stock. Also, in January of 2007, we closed a private placement of our common stock and warrants generating gross proceeds of $8,000,000, which allowed us to reduce our payables. These events have significantly improved our balance sheet as of April 30, 2007.

In December 2002, we entered into a consulting agreement with Mr. Shep Gordon which provides for payment of $120,000 per year to Mr. Gordon, payable through June 2009. As of April 30, 2007 the aggregate amount owed to Mr. Gordon was approximately $100,000. We have an informal understanding with Mr. Shep Gordon pursuant to which he has converted all or a portion of the consulting fees which we owe to him into shares of our common stock at a conversion price negotiated from time to time.

In fiscal 2003 we entered into a consulting agreement with a company, Marvin Traub & Associates ("MTA"), owned 100% by Marvin Traub, a member of the Board of Directors. Under the agreement, MTA is being compensated at the rate of $100,000 per annum. Mr. Traub also has received additional compensation for special services. As of April 30, 2007, we were indebted to MTA in the amount of $56,248.

In June 2006, we entered into a $10 million, three-year, asset-based revolving credit facility with a financial institution to be used for working capital purposes. Under this line, we may borrow 85% of eligible accounts receivable and 30% of eligible inventory, as defined under the agreement. Interest on the line will accrue at 1.5% above the prime rate. Also, in June 2006, we entered into a secured purchase order financing facility with another financial institution. The amount we are able to borrow under these facilities will depend on our outstanding eligible accounts receivable, inventory and eligible purchase orders, respectively. Both of these facilities are secured by our assets. On April 30, 2007, $252,799 and $0 was outstanding on our revolving credit and purchase order facilities, respectively.

On January 30, 2007, five entities acquired an aggregate of 4,444,444 shares of our common stock, at a price of $1.80 per share generating gross proceeds of $8,000,000 (approximately $7,000,000 net of direct expenses). These entities were also issued warrants to purchase an aggregate of 3,777,778 shares of our common stock, at $3.00 per share. The warrants, which are exercisable for a five year period commencing on the sixth month anniversary of January 30, 2007, the closing date of the transaction, contain cashless exercise provisions, which apply in the event there is no effective registration statement registering, or no current prospectus available for the resale of the shares of our common stock underlying the warrants, and full ratchet anti-dilution provisions. In connection with this offering we also issued to the placement agent, warrants to acquire 444,444 shares of the our common stock for a purchase price of $3.00 per share, which warrants are substantially similar to the warrants issued to the investors, except they do not contain full ratchet anti-dilution provisions. Under the terms of the agreement we filed a Registration Statement covering the resale of the shares of common stock issued to the investors and the placement agent as well as the shares of common stock which may be purchased under the warrants issued to the investors and the placement agent. Such Registration Statement was declared effective by the SECon May 2, 2007. Our Chief Executive Officer, and one of our Directors, agreed that for a two-year period commencing on the Closing Date, they will not sell 10,000,000 (CEO) and 700,000 (the director) shares of our common stock which they now own. The majority of the proceeds of the offering were used for the prepayment of long tem debt, the acquisition of inventory and the marketing of Trump Super Premium Vodka.

Under our license agreement for Old Whiskey River, we are obligated to pay royalties of between $10 and $33 per case, depending on the size of the bottle. Under our license agreement for Newman's Own, we are obligated to pay royalties of $.95 per twelve bottle case. Our Rheingold license requires us to pay the licensor $3 per barrel for domestic sales and $10.33 for foreign sales.

In November 2005 the Company entered into an eight-year licensing agreement for sales of Trump Super Premium Vodka. Under the agreement the Company is required to pay royalties of 50% of the gross profit (less any direct marketing, promotional and distribution costs) on sales of the licensed product, as defined. The agreement also requires minimal royalty payments of $2,000,000 through November 2008, $3,250,000 from November 2008 through November 2010 and $4,250,000 from November 2010 through November 2012. In addition the agreement contains a provision for minimum promotional and advertising payments of 12.5% of gross sales (as defined) from June 2007 thru May 2008.

Since we were founded in 2002, the implementation of our business plan has been negatively affected by insufficient working capital. Business judgments have been substantially affected by the availability of working capital. Although our working capital position and our balance has been improved as a result of our January, 2007 private placement of our common stock and warrants, we will need to continue to carefully manage our working capital and our business decisions will continue to be influenced by our working capital requirements. Therefore, our short term business strategy will rely heavily on our cost efficient icon brand strategy and the resources available to us from our media and entertainment partners. We will continue to focus on those of our products which we believe will provide the greatest return per dollar of investment with the expectation that as a result of increases in sales and the resulting improvement in our working capital position, we will be able to focus on those products for which market acceptance might require greater investments of time and resources. To that end, our short-term focus will be, for alcoholic beverages, Trump Super Premium Vodka, Old Whiskey River Bourbon, Damiana, Aquila Tequila, our select label wines and, for the non-alcoholic beverages Newman's Own lightly sparkling fruit juice drinks and waters. In order for us to continue and grow our business, we will need additional financing which may take the form of equity or debt. There can be no assurance we will be able to secure the financing we require, and if we are unable to secure the financing we need, we may be unable to continue our operations. We anticipate that increased sales revenues will help to some extent, but we will need to obtain funds from equity or debt offerings, and/or from a new or expanded credit facility. In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business in fiscal 2008 and thereafter will be materially adversely affected.

OFF BALANCE SHEET ARRANGEMENTS

Not applicable.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are more fully described in Note 2 to the audited financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. We believe that the following critical accounting policies are subject to estimates and judgments used in the preparation of the financial statements:

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

Long Lived Assets. Long-lived assets, including intangible assets, property, furniture and equipment are reviewed for impairment at least annually or when events or circumstances indicate that the carrying value may not be recoverable based on certain judgments and estimates. These judgments and estimates include the determination of an event indicating impairment; the future undiscounted cash flows to be generated by the asset, including the estimated life of the asset and likelihood of alternative courses of action; and risks associated with those cash flows. An impairment charge is recorded equal to the difference between the carrying amount of the asset and its fair value.

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

ITEM 8B.  OTHER INFORMATION

None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following are the executive officers and directors of the Company


Name                   Age     Positions and Offices
--------------------   -----   -------------------------------------------------
J. Patrick Kenny          51   President and Chief Executive Officer

Bruce Klein               51   Chairman of the Board of Directors

Jason Lazo                41   Chief Operating Officer

Jeffrey Daub              41   Chief Financial Officer

Marvin Traub              82   Member, Board of Directors

Thomas Schwalm            62   Member, Board of Directors

Fredrick Schulman         55   Member, Board of Directors

Hubert Millet             71   Member, Board of Directors

J. Patrick Kenny has served as the Chairman and Chief Executive Officer of DA since it was founded in September 2002, and has been our President and Chief Executive Officer, and a member of our Board of Directors, since March, 2005. He is a former Senior Vice President and General Manager of Joseph E. Seagram & Sons ("Seagram"), for which he held a variety of senior management positions over 22 years, with increasing levels of responsibility in Seagram's wine, wine cooler, alcoholic and non-alcoholic beverage divisions.

Mr. Kenny managed Seagram's worldwide carbonated soft drink operations from 1992 through March, 2000. He held the title of Senior Vice President and General Manager when he left Seagram in March 2000, prior to its sale to Vivendi Universal. In April, 2000, he co-founded Sweet16 Intermedia, Inc., a trademark licensing and media company which was sold to TEENTV Inc., a media company for chain retailers and mall properties. He has also acted as adviser to several Fortune 500 beverage marketing companies, and has participated in several beverage industry transactions. Prior to joining Seagram, Mr. Kenny was employed in a range of sales and sales management positions with Scott Paper Co. and then Coca Cola's Wine Spectrum. Mr. Kenny initially attended West Point (U.S. Military Academy), until an athletic injury required lengthy treatment. He later received a B.A. at Georgetown University, and an M.A. at St. Johns University in New York.

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

Jason Lazo has served as our Chief Operating Officer since March, 2005 and the Chief Operating Officer of DA since May, 2003. From December, 1997 to May, 2003, he worked for Seagram as Director of Finance, during which he served in the Mixers Group of Seagram working with Mr. Kenny. From January, 1990 to December, 1997, Mr. Lazo worked at Kraft Foods as Manager of Business Analysis, with responsibility for the Capri Sun and Kool-Aid Koolburst, and Ready to Drink Country Time & Crystal Lite brands. He has also worked as a Kraft Foods Plant Controller, managing the start-up of Capri Sun and Lender's Bagels. He has worked in logistics and procurement for Kraft Foods central manufacturing organization and in corporate finance for Entenmann's Bakeries, Inc. He received a B.S. in Finance and an M.S. in Accounting from Long Island University.

Marvin Traub was an initial investor with Mr. Kenny in Maxmillian Partners, LLC. He joined our Board of Directors in March, 2005. From 1978 to 1991, he served as the Chief Executive Officer and Chairman of Bloomingdales. His background is in marketing, retail, home furnishings and apparel. Mr. Traub serves as President of his own marketing and consulting firm, Marvin Traub Associates ("MTA") which he founded in 1992. MTA currently has clients in 14 countries and a team of 18 consultants, all former principals in the retail and consumer goods sectors. Prior to that, Mr. Traub served as Chairman of Financo Global Consulting, the consulting arm of Financo, Inc., where he was Senior Advisor.

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

Thomas H. Schwalm was an initial investor in Maxmillian Partners. He joined our Board of Directors in March, 2005. He is a 25 year veteran of the beverage industry. In 1995, he co-founded the South Beach Beverage Company, known as SoBe beverage, which was acquired by PepsiCo, Inc. in 2001. From 1995 to January 2001, he served as managing member of SoBe Beverage. Mr. Schwalm's career includes various managerial positions with the Joseph Schlitz Brewing Company from 1968 to 1982 and as Group Marketing Director for the Stroh Brewing Company from 1982 to 1984, where he managed a $100 million marketing budget and introduced Stroh nationally in 1983. From 1985 to 1992 he was Vice President of Sales and Marketing for Dribeck Importers, the US importer for Becks Beer. In 1992, Mr. Schwalm became President of Barton Beers, in Chicago. Barton Beers imported and marketed the Modelo brands - Corona, Corona Light, Pacifico, Negro Modelo and Modelo Especiale. Barton Beers also imported Tsingtao from China, Double Diamond from England, St. Pauli Girl from Germany, Peroni from Italy and Point Beer from the Steven Point Brewing Company. Since January, 2002, Mr. Schwalm has served as the Chief Executive Officer and President of the Thousand Islands Country Club, an exclusive golfing resort, and The Preserve, a luxury residential development, both located in upstate NY. Mr. Schwalm graduated in 1968 from the University of Wisconsin.

Fredrick Schulman served as the Chairman and President of Gourmet Group, Inc. from September 2000 until March of 2005 and he has been a member of our Board of Directors since March, 2005. He has 25 years of experience in corporate and commercial finance, venture capital, leveraged buy outs, investment banking and corporate and commercial law. Mr. Schulman's career includes key positions with RAS Securities in New York from 1994 to 1998 as General Counsel and Investment Banker, eventually becoming Executive Vice President and Director of Investment Banking. From 1999 to September, 2001, he was President of Morgan Kent Group, Inc., a venture capital firm based in New York and Austin, Texas. Since September, 2003, Mr. Schulman has served as Chairman of Skyline Multimedia Entertainment, Inc., and, since September, 2002, he has served as President and Director of East Coast Venture Capital, Inc., a specialized small business investment company and community development entity based in New York.

Jeffrey Daub has served as the Company's Chief Financial Officer since May 22, 2007 and its controller since November, 2006. Prior to joining the Company, from 1992 to November, 2006, he was employed by Rosen Seymour, Shaps Martin & Company LLP ("RSSM"), a public accounting firm in New York City, where he most recently served as an audit manager. From July, 2006 to November, 2006, while at RSSM, Mr. Daub assisted in the Company's internal accounting functions and with the preparation of its periodic filings with the Securities and Exchange Commission. At RSSM, Mr. Daub provided services to clients, both private and public, in various industries, including the supervision and performance of financial audits. Mr. Daub, 41 years old, is a Certified Public Accountant as well as an Accredited Business Valuator. He was awarded a B.S. in Applied Mathematics and Statistics with a Minor in Business from SUNY Stony Brook and an M.S. in Accounting from Long Island University.

Mr. Millet joined our Board of Directors in March, 2007. Mr. Millet has over 40 years experience in consumer products and has spent over 20 years in senior management positions in the beverage industry. Since 2000, Mr. Millet has acted as an international consultant to various clients in the beverage industry. From 1989 through 2000, Mr. Millet worked for The Seagram Company Ltd where he served as a member of the Seagram Spirits & Wine Executive Council. From 1991 through 1997, he served as the President of Seagram Global Brands Division where he was responsible for production and business development for Martell Cognacs, Mumm and Perrier-Jouet Champagnex and Barton & Guestier wines, as well as scotch whiskey operations (Chivas Brothers and Glenlivet). From 1989 through 2000 Mr. Millet was the Chief Executive Officer and Chairman of Seagram's Mumm Martell Group. Mr. Millet has previously served as Chairman of Barton & Guestier SA, a member of the Board of Directors of Martell Cognac, a member of the Board of Directors and Chief Executive Officer of G.H. Mumm, a member of the Board of Directors and Chief Executive Officer of Perrier-Jouet, a member of the Board of Directors of Tropicana Europe, and Chairman of the Board of Directors of Herve Leger (Fashion Co.). From 1977 through 1989, Mr. Millet worked for Groupe Cointreau where he served in various roles, including the Chief Executive Officer of the Cointreau Group and as Cointreau's Finance & Development Director. From 1970 through 1977 Mr. Millet worked for the British American Tobacco Company, Cosmetics and Beauty Products Division, where he served in various roles including as a Vice President responsible for finance and development with respect to the divisions of European operation.

Mr. Millet has also served as a member of the Board of Directors of Parfums Hermes (1982-2007), a member of the Hermes Group Strategic Committee (1982-2001), and serves as a member of the Board of Directors of Hermes USA, and a member of the Board of Directors of The Savannah College of Art and Design. Mr. Millet has been the recipient of various rewards, including Officier de la Legion d'honneur, Officer dans l'Ordre National du Merite and Medaille Commemorative d'Algerie.

AUDIT COMMITTEE

Our Audit Committee consists of Fredrick Schulman as Chairman and Marvin Traub. The Audit Committee will assist the Board in fulfilling its oversight responsibilities relating to the integrity of our financial statements, compliance with legal and regulatory requirements, the independent auditor's qualifications and independence, and the performance of the independent auditor. It is not the duty of the Audit Committee to plan or conduct audits, to prepare our financial statements or to determine that our financial statements and disclosures are complete and accurate and are in accordance with generally accepted accounting principles and applicable rules and regulations. These are the responsibilities of management and the independent auditor. In discharging its responsibilities, the Audit Committee expects to engage our independent auditors, approve the services performed by such auditors, review and evaluate our accounting principles and our system of accounting controls, and review with the auditors our quarterly unaudited and annual audited financial statements and the results of the reviews and audit thereof.

The Board has determined that all current members of the Audit Committee have the ability to read and understand fundamental financial statements. The Board has also determined that Fredrick Schulman qualifies as "Audit Committee financial expert" as defined under Item 410(h) of Regulation S-B of the Securities Exchange Act of 1934 (the "Exchange Act"). Mr. Schulman, in his capacity as Chairman and Chief Executive Officer of Gourmet Group, Inc. for over four years, directly supervised the financial staff of the Company and coordinated the preparation of the Company's financial statements with its outside auditors. As a result of this relationship with Gourmet Group, Inc., Mr. Schulman may not be viewed as an independent director.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of and transactions in our common stock. Based solely upon our review of copies of such reports and representation from reporting persons that were provided to us, we believe that each of our executive officers and directors failed to timely file Forms 4 and 5 with respect to certain transactions that should have been reported by them on such Forms, including, for those who are officers of the Company, with respect to shares received in satisfaction of compensation earned by them or entities they control. The substance of these transactions have been disclosed by the Company in its Reports filed with the SEC. The number of failures to timely file Forms 4 and 5 for each individualthrough July 31, 2007 are as follows: J. Patrick Kenny -4, Bruce Klein -3, Jason Lazo -3, Fabio Berkowicz, -1, Marvin Traub -3, Thomas Schwalm -7, Frederick Schulman -2, and Hubert Millet -1.

CODE OF ETHICS

The Company has adopted a written code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer and any persons performing similar functions. The Company will provide a copy of its code of ethics to any person without charge upon written request addressed to 372 Danbury Road, Wilton, CT 06897.

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table shows for fiscal years ended April 30, 2007 and 2006, respectively, certain compensation awarded or paid to, or earned by, the following persons (collectively, the "Named Executive Officers"): J. Patrick Kenny, our President and Chief Executive Officer; Bruce Klein, our Chairman of the Board; and Jason Lazo, our Chief Operating Officer.

Other than the Named Executive Officers, none of our executive officers earned more than $100,000 in salary and bonus for the 2007 or 2006 fiscal years. We did not grant options to them during the period indicated but, because of inadequate working capital, we did issue shares of restricted stock to them in partial satisfaction of the salary indicated below. The stock we issued to our named executive offices in satisfaction of compensation owed to them was valued based on the market value of the shares on the over-the-counter Bulletin Board on the date such individual agreed to accept such shares in lieu of a portion of any accrued and unpaid salary owed to him on such date. Such issuances were not part of a formal plan or arrangement and were negotiated individually between the Company and the named executive officer involved.

                            SUMMARY COMPENSATION TABLE

NAME AND                                                  STOCK       ALL OTHER
PRINCIPAL                FISCAL    SALARY      BONUS      AWARDS     COMPENSATION    TOTAL
POSITION                  YEAR       ($)        ($)         ($)           ($)         ($)
---------------------   --------   --------   --------   --------   ------------   --------
J. Patrick Kenny            2007   $275,000   $260,000   $ 50,000   $     35,994   $620,994
Chief Executive             2006    243,500         --         --         26,647    270,147
Officer (1)


Jason Lazo                  2007   $164,581   $100,000   $237,119   $    110,000   $611,700
Chief Operating             2006    150,000         --         --             --    150,000
Officer (2)

Richard Shiekman            2007   $134,169         --         --   $     11,000   $142,250
President                   2006    135,000         --         --          9,000    144,000
Drinks Global,LLC (3)

Brian Kenny                 2007   $ 86,336   $ 10,000   $ 42,660             --   $138,996
V.P. Marketing (4)          2006   $ 75,000         --         --             --   $ 75,000

(1).Stock awards represent the issuance of 50,000 shares of our common stock to Mr. Kenny in the fourth quarter of fiscal 2007 which are valued at fair market value on the date of grant in accordance with FAS 123R at $3.03 per share . Cash bonus which was approved by our board with consideration for the service that Mr. Kenny has made to our Company for the past 5 years from our inception. Bonuses were not paid in prior years due to limited capital. Other compensation of $35,994 in fiscal 2007 and $26,647 in fiscal 2006 represents payments of personal major medical and life insurance premiums. We currently have no corporate sponsored employee benefit plans.

(2) Stock awards represent the one-time issuance of 150,075 shares of our common stock issued to Mr. Lazo in the third quarter of fiscal 2007 for services provided to the Company in connection with the successful launch of Trump Super Premium Vodka, which are valued at market value on the date of grant in accordance with FAS 123R at $1.58 per share. Cash bonus which was approved by our board with consideration for the service that Mr. Lazo has made to our Company for the past 5 years from from our inception. Bonuses were not paid in prior years due to limited capital Other compensation of $110,000 in fiscal 2007 represents the gross-up amount reimbursed to Mr. Lazo for the payment of taxes on the value of the 150,075 shares of common stock he received.

(3) Other compensation of $11,000 in fiscal 2007 and $9,000 in fiscal 2006 represent payments of personal major medical premiums.

(4) Stock awards represent the issuance of 27,000 shares of our common stock issued to Mr. Kenny in the third quarter of fiscal 2007 provided to the Company in connection with the successful launch of Trump Super Premium Vodka which are at fair market value on the date of grant valued in accordance with FAS 123R at $1.58 per share.

INCENTIVE PLANS

In June, 2007, our Board of Directors adopted our 2005 Stock Incentive Plan (the "Plan"). The total number of shares of our Common Stock that may be subject to awards under the Plan 7,000,000 shares. We expect to submit the Plan to our stockholders for approval within 12 months of the Plan's adoption by the Board. No awards have been issued under the Plan.

OPTION GRANTS IN LAST FISCAL YEAR

We did not grant to the Named Executive Officers options to purchase shares in fiscal 2007.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

None of our officers held options to purchase shares of our common stock during fiscal 2007.

EMPLOYMENT AGREEMENTS

We have not entered into any employment agreements with our executive officers or other employees to date. We may enter into employment agreements with them in the future.

DIRECTOR COMPENSATION

The following table represents a summary of the compensation paid to our directors for their services on our board of directors during the fiscal year ended April 30, 2007. Except as listed below, there were no bonuses, other annual compensation, restricted stock awards or stock options/SARs, or any other compensation paid to the directors listed for their services as a director of the Company. Except as disclosed in the table below, no compensation was paid to our directors for any of the last three fiscal years for their services as directors of the Company.



       Directors Compensation for the Fiscal Year Ended April 30, 2007

                                            Cash Fees    Stock Awards     Total
Name                                           ($)           ($)           ($)
----------------------------------------    ---------    ------------    -------
Bruce Klein                                 $  25,000    $     50,000    $75,000
Thomas Schwalm                                 25,000          50,000     75,000
Marvin Traub                                   25,000          50,000     75,000
Frederick Schulman                             25,000          50,000     75,000
Hubert Millet                                      --              --         --


Except for Mr. Millet, in the fourth quarter of fiscal 2007, each director of the Company who is not an employee was paid $25,000 in cash and issued 16,502 shares of our common stock for services rendered as a director. The common stock was valued at fair market value on the date of grant in accordance with FAS 123R at $3.03 per share. Mr. Millet joined the Board in March, 2007 and in the first quarter of fiscal 2008 was awarded 40,000 shares of our common stock for services he will render as a member of our Board of Directors.

In fiscal 2007, certain directors were paid interest on loans they have made to the Company (See Notes 8 and 13 to Item 7). In addition, in fiscal 2007, a Company wholly owned by Marvin Traub earned consulting fees of $100,000 for work not related to serving on our board and was issued 365,210 shares of our common stock ( See Note 12 to Item 7)


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND EXECUTIVE OFFICERS AND RELATED SHAREHOLDER MATTERS

The following table sets forth, as of July 31,2007, certain information regarding the ownership of our voting securities by each stockholder known to our management to be (i) the beneficial owner of more than 5% of our outstanding common stock, (ii) our directors, (iii) our named executive officers, and (iv) all executive officers and directors as a group. We believe that, except as otherwise indicated, the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares. Percentage of ownership is based on 79,598,410 shares of Common Stock issued and outstanding at July 31, 2007, plus, as to the holder thereof only and no other person, the number of shares of Common Stock subject to options, warrants and convertible debentures exercisable or convertible within 60 days of July 31, 2007 by that person.

                                   Number of Shares of
                                      Common Stock            Percentage of
Name                               Beneficially Owned       Outstanding Shares
----------------------------     ----------------------    --------------------

J. Patrick Kenny                       14,325,583                 18.0%
30 Old Wagon Road
Wilton, CT 06877

Bruce Klein                            11,036,191                 13.9%
123 Elbert Street
Ramsey, NJ 07446

Kenneth Close                           9,377,110                 11.8%
1101 30th Street, NW
Suite 200
Washington, DC 20007

Thomas Schwalm                          3,754,573                  4.7%
5983 SE Morning Dove Way
Hobe Sound, FL 33455

Fabio Berkowicz                         1,681,270                  2.1%
8 Amagansett Drive
Morganville, NJ 07751

Jason Lazo                              1,082,434                  1.4%
144 Wire Mill Rd
Stamford, CT 06903

Marvin Traub                            1,672,291                  2.1%
535 Fifth Avenue
New York, NY 10022

Fredrick Schulman                         969,872                  1.2%
241 Fifth Ave, Suite 302
New York, NY 10016

Hubert Millet                              55,000                  0.1%
67 N. Calibogue Cay
Hilton Head Island, SC

Brian Kenny                               227,000                  0.3%
30 Old Wagon Road
Wilton, CT 06877

Richard Shiekman                           50,000                  0.1%
343 Good Hill Rd
Weston, CT 06883

All Directors, Officers,               34,577,214                 43.5%
and Management as a
group (8 persons)


(1) Includes 10,000,000 and 2,000,000 shares owned by Kenny LLC I and Kenny LLC II, respectively, entities controlled by Mr. Kenny. Does not include 227,000 shares owned by Mr. Kenny's son and 191,263 shares owned by Mr. Kenny's brother, as to which shares Mr. Kenny disclaims beneficial ownership.

(2) Includes 6,700,000 shares owned by Peter Christian and Associates, LLC, and 3,264,133 shares owned by Victory Partners, LLC, entities controlled by Mr. Klein, 55,556, shares owned by Vigilant Investors, of which Mr. Klein is a partner, and 550,000 and 450,000 shares owned by the wife and sons of Mr. Klein respectively. Mr. Klein disclaims beneficial ownership of the shares owned by his wife, his son, and Vigilant Investors.

(3) Includes 6,279,957 shares owned by Nexcomm International Beverage, LLC, an entity controlled by Mr. Close and warrants to purchase 83,333 shares.

(4) Includes 3,333,267 shares and 322,223 warrants owned by Greenwich Beverage Group, LLC ("Greenwich"), an entity controlled by Mr. Schwalm. Also includes 1,500 shares owned by a trust of which Mr. Schwalm is co-trustee, as to which shares Mr. Schwalm disclaims beneficial ownership.

(5) All shares are owned by MFADS, LLC, an entity controlled by Mr. Berkowicz.

(6) Includes 982,434 shares owned by Lazo, LLC, an entity controlled by Mr. Lazo and 100,000 shares owned by Mr. Lazo's daughters.

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

(9), (10), and (11) All shares are owned directly by each person respectively.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Between July 2004 and December 2004 Fredrick Schulman, one of our directors (who was then Gourmet Group, Inc.'s president and chairman) extended a payable on demand unsecured credit facility to the Company in an amount of up to $291,000. Mr. Schulman borrowed $172,230 of this amount from third parties and in turn lent this amount to us. The remaining $118,700 was from Mr. Schulman's own funds. All but one of the third parties from whom Mr. Schulman borrowed these funds, comprising $157,500, in the aggregate, demanded repayment from him in December 2004, and Mr. Schulman soon thereafter demanded that we repay him a like amount. Since we were unable to do so we agreed in March 2005, to issue 350,000 restricted shares of our common stock (which we valued at $0.45 per share), which shares were delivered to the third parties who demanded repayment of their loans of $157,500, in consideration for their forbearance with respect to this debt. The highest amount outstanding under this facility was $290,898, and the entire principal together with interest in the amount of $67,575 was repaid over time with the last payment made on January 31, 2007.

In April 2005, in connection with a $1,350,000 private placement of senior convertible promissory notes, Greenwich Beverage Group, LLC ("Greenwich"), a company owned by Thomas Schwalm, loaned us $100,000 and we issued to Greenwich a note in like amount. Interest accrued on this note aggregated $410 and $10,556 as of April 30, 2005 and 2006, respectively. During fiscal 2005 and 2006 no principal or interest was paid. In connection with the note, Greenwich received warrants to purchase 100,000 shares of our common stock at $0.45 per share. Mr. Schwalm converted the $100,000 of the principal outstanding on this note, together with accrued interest of $18,222, into 262,716 shares of our common stock in January, 2007.

In fiscal 2003 we entered into a consulting agreement with a company, Marvin Traub & Associates ("MTA"), owned 100% by Marvin Traub, a member of the Board of Directors. Under the agreement, MTA is being compensated at the rate of $100,000 per annum. In fiscal 2006, compensation to MTA aggregated $150,000 due to additional work performed. In January 2006, MTA converted unpaid consulting fees aggregating $403,329 into 896,296 shares of our restricted common stock. As of April 30, 2006, we were indebted to MTA in the amount of $24,999. As of April 30, 2007, we were indebted to MTA in the amount of $56,248. In December 2006, we issued 365,210 shares of our common stock to MTA in consideration for services rendered in connection with the launch of Trump Super Premium Vodka. This consulting agreement is still in force for fiscal 2008.

During fiscal 2005 and 2006 we modified the two borrowing agreements with one of our shareholders, Ken Close, and his affiliate Nexcomm, with respect to borrowings in the original aggregate amount of $1,021,000. One of the borrowing facilities is secured, the other unsecured. During 2006, we paid Mr. Close and Nexcomm, in cash, an aggregate of $128,404 in principal and interest of $19,428, During Fiscal 2005, we also issued him 222,000 shares of our common stock in satisfaction of $100,000 of this debt. The balance outstanding on these loans in the principal amount of $346,433, together with accrued interest of $117,604, was satisfied in December 2006 by the issuance and delivery of 627,933 shares of our common stock.

We also issued secured convertible promissory notes to Mr. Close in the amount of $150,000, evidencing loans made to us in fiscal year 2006. Greenwich also participated in the lending facility by lending us $100,000 and was issued a secured convertible promissory note evidencing such debt. In connection with these loans, Mr. Close and Greenwich were issued warrants, exercisable for a five-year period, to purchase 83,333 and 55,556 shares of our common stock, respectively, at a price of $.45 per share. These warrants have cashless exercise provisions. During fiscal 2006, the interest accrued on the loans made by Mr. Close and Mr. Schwalm was $5,950 and $4,767, respectively. In December 2006, we satisfied the outstanding principal amount owed to Mr. Close of $150,000, together with accrued interest of $19,700, by the issuance and delivery of 377,111 shares of our common stock. Also in December 2006, we satisfied the outstanding amount owed to Greenwich of $100,000, together with accrued interest of $13,933, by the issuance and delivery of 253,185 shares of our common stock.

On July 27, 2006, the Company borrowed $153,112 from an entity controlled by Mr. Close, which is not documented and is payable on demand. Mr. Close beneficially owned 33 1/3 percent of the entity. In December 2006, we satisfied the outstanding principal amount of $153,112, together with accrued interest of $7,886, by the issuance and delivery of $217,565 shares of our common stock. Mr. Close received 72,522 shares on the liquidation of the entity.

In August 2006, Mr. Klein lent us $75,000 which we paid, together with interest of $2,219 in February 2007.

In May 2004 we entered into an unsecured $200,000 bank credit facility with interest at 1.5% above the prime rate, and as of April 30, 2006 we owed the bank $200,000. Fabio Berkowicz, our former Chief Financial Officer, has personally guaranteed our obligation to the bank. We repaid this loan in February, 2007. In addition we incurred fees to a consulting firm controlled by Mr. Berkowicz totaling $80,666 in fiscal 2005 for services rendered to us by Mr. Berkowicz through this entity. In fiscal 2005, we satisfied consulting fee obligations to this entity totaling $71,666 by issuing 159,258 restricted shares of our common stock.

In December 2006, we issued 150,075 shares of our common stock to Mr. Lazo as a bonus.

Between October and November, 2006, we sold 333,333 shares of our common stock to Greenwich for $200,000. In connection with this investment, Greenwich was issued warrants, exercisable for five years from the of the investment, to purchase 166,667 shares of our common stock for $1.25 per share. We have the option to redeem these warrants at any time prior to exercise for $.50 per share.

We incurred licensing royalty expenses of approximately $73,000, and $52,000 in fiscal 2006 and 2007 respectively, to Old Whiskey River Distilling Company, LLC and Y Sake, LLC in which we own 25 percent membership interests.

In February 2007, four members of our Board of Directors, Messrs. Schulman, Klein, Traub and Schwalm were each paid $25,000 and issued 16,502 shares of our common stock as compensation for serving on our Board of Directors. In addition, Mr. Kenny was issued 16,502 shares of our common stock as a bonus for services he has provided to us in his position as our Chief Executive Officer. In June 2007, Mr. Millet was issued 40,000 shares of our common stock as compensation for services he will render for serving on our Board of Directors.

In July 2007, the Company borrowed $359,000 from J. Patrick Kenny, our Chief Executive Officer and President, for working capital purposes. Although there is no formal documentation for this loan both parties informally agreed to accrue interest based on equivalent terms as its short term financing.


ITEM 13.  EXHIBITS

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

3.1       Certificate of Incorporation of Drinks Americas Holdings, Ltd.

3.2       By-Laws of Drinks Americas Holdings, Ltd.

4.1 Form of 10% Convertible Promissory Note issued by Gourmet Group, Inc., including Registration Rights provisions.

4.2****   Form of 10% Senior Convertible Promissory Note, dated March
          2005, issued by Drinks Americas Holdings, Ltd. issued by Drinks Americas Holdings, Ltd. to investors in its Bridge Notes financing.

4.3**** Form of Stock Purchase Warrant, dated March 2005, issued by Drinks Americas Holdings, Ltd to investors in its Bridge Note financing.

4.4***** Form of Securities Purchase Agreement, dated as of January 30th, 2007 between Drinks Americas Holdings, Ltd. and certain investors.

4.5***** Form of Registration Rights Agreement, dated as of January 30th, 2007 between Drinks Americas Holdings, Ltd. and certain investors.

4.6***** Form of Common Stock Purchase Warrant, dated as of January 30th, 2007 between Drinks Americas Holdings, Ltd. and certain investors.

4.7***** Form of Placement Agent Agreement between Drinks Americas Holdings,Ltd. and Midtown Partners Co., LLC dated as of October 25th, 2006.

4.8***** Form of Placement Agent Warrant, dated as of January 30th, 2007 between Drinks Americas Holdings, Ltd. and Midtown
          Partners Co., LLC.

10.1 Form of 10% Promissory Note issued by Drinks Americas, Inc. to Gourmet Group, Inc. relating to the proceeds of the Private Placement.

10.2      Agreement, dated April 6, 2004, between Paul Newman,
          Newman's Own,Inc. and Drinks Americas, Inc. relating to the distribution of Newman's Own Lightly Sparkling Fruit Juices.

10.3      Letter, dated May 12, 2003, from Interamericana de Licores,
          S.A. to Drinks Americas, Inc. relating to the production of Cohete
          Rum.

10.4      Purchase Agreement, dated July 29, 2003, between Drinks
          Americas, Inc.and Aguila Tequila Partners relating to Aguila
          Tequila.

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

10.10 Assignment, dated December 9, 2002, from Alive Enterprises, Inc. to Y Sake LLC of Trademark rights to Y Sake.

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

10.12 Trademark License Agreement, dated December 9, 2002, between Drinks Americas, Inc. and Y Sake LLC relating to Y Sake and Roy Yamaguchi.

10.13 Distributor Rights Agreement, dated December 9, 2002, between Old Whiskey River Distilling Company LLC and Drinks Americas, Inc.

10.14 Distributor Rights Agreement, dated December 9, 2002, between Y Sake LLC and Drinks Americas, Inc.

10.15 Consulting and Exclusive Referral Agreement, dated December 9, 2002,by and among Shep Gordon, Drinks Americas, Inc. and Maxmillian Partners, LLC.

10.16 Sublease Agreement, dated August 12, 2002, by and between Blau Marketing Technologies, Inc. as Sublandlord and Maxmillian Partners,LLC as subtenant.

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

10.24     Guaranty Agreement, dated April 8, 2003, between Drinks
          Americas, Inc.and Nexcomm International Beverages, LLC.

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

10.27     Security Agreement, dated July 28, 2003, by and between
          Maxmillian Partners LLC and Kenneth H. Close.

10.28 Security Agreement, dated July 28, 2003, by and between Drinks Americas, Inc. and Kenneth H. Close.

10.29 Guaranty Agreement, dated July 28, 2003, between Maxmillian Mixers LLC and Kenneth H. Close.

10.30 Promissory Note, dated October 15, 2004, in the amount of 155,975 from Drinks Americas, Inc. to Nexcomm International Beverages, LLC.

10.31 Note, dated October 15, 2004, in the amount of $352,167 from Drinks Americas, Inc. to Kenneth H. Close.

10.32 Promissory Note, dated October 15, 2004, in the amount of $44,560 from Drinks Americas, Inc. to Kenneth H. Close.

10.33 Security Agreement, dated October 15, 2004, by and between Drinks Americas, Inc. and Nexcomm International Beverages, LLC.

10.34**** Form of Registration Rights Agreement between Drinks Americas
          Holdings, Ltd and the investors in its Bridge Notes financing.

10.35*** Amended and Restated Promissory Note, dated December 26, 2005, by and between Drinks Americas Holdings, Ltd. and Kenneth H. Close for $776,167.

10.36*** Asset Purchase Agreement, dated as of October, 2005, by and between Drinks Americas Holdings, ltd. and Rheingold Brewing Company, Inc.

10.37*** Loan Agreement, dated June 1, 2006, by and between D.T. Drinks, LLC and Production Finance International, LLC.

10.38*** Loan and Security Agreement, dated June 1, 2006, by and between Drinks Americas, Inc., Drinks Global Imports, LLC, D.T. Drinks, LLC and Business Alliance Capital Company.

10.39** Licensee Agreement between Trump Marks, LLC and D.T. Drinks, LLC,dated November 15, 2005.

10.40** Agreement between D.T. Drinks, LLC and A.H. Wanders B.V., dated August 10, 2006.

10.41** Exclusive Distribution Agreement between Damiana Importing, Inc. and Drinks Americas, Inc., dated May 25, 2005.

10.42** Requirements Agreement between Wynn Starr Flavors, Inc. and Drinks Americas, Inc., dated February 19, 2003.

10.41*    Registrant's Incentive 2007 Stock Plan.

14.0***   Code of Ethics

21.1(a)*** List of Subsidiaries of Drinks Americas Holdings, Ltd.

23.2*     Consent of accountants for use of their report.

31.1* Certification by J. Patrick Kenny, Chief Executive Officer, pursuant to Rule 13a-14 (a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification by Jeffery Daub, Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification by J. Patrick Kenny, Chief Executive Officer, pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*     Certification by Jeffery Daub, Chief Financial Officer, pursuant to
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Numbers with (*) are filed herewith. Numbers with (**) have been incorporated by reference to our Form SB-2 filed on March 19, 2007. Numbers with (***) have been incorporated by reference to our Form 10-KSB filed on August 14, 2006. Numbers with (****) have been incorporated by reference to our Form 8-K filed on March 25, 2005. Numbers with (*****) have been incorporated by reference to our Form 8-K filed January 31, 2007. All other exhibits have been incorporated by reference to our Form 8-K filed on March 9, 2005.

ITEM 14.  PRINCIPAL ACCOUNTANTS' FEES AND SERVICES

We engaged Bernstein & Pinchuk, LLP as our principal accountants to perform the audit of our financial statements for the year ended April 30, 2007. During the year ended April 30, 2006 we were billed $102,000 including amounts billed for the audit of the Company for the year ended April 30, 2005 and fees related to quarterly reviews during the year ended April 30, 3006. During the year ended April 30, 2007 we were billed $110,000 including amounts billed for the audit of the Company for the year ended April 30, 2006 and fees related to quarterly reviews for the year ended April 30, 2007. We have not yet been billed for the audit of the Company for the year ended April 30, 2007.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2007.

                         Drinks Americas Holdings, Ltd.
                         By: /s/ J. Patrick Kenny
                         ---------------------------
                         J. Patrick Kenny -
                         Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Capacities                    Date
-----------------------    ------------------------------------  ---------------
/s/ J. Patrick Kenny
-----------------------
J. Patrick Kenny             Chief Executive Officer, Director    August 7, 2007

/s/ Jeffrey Daub
-----------------------
Jeffrey Daub                      Chief Financial Officer         August 7, 2007

/s/ Jason Lazo
-----------------------
Jason Lazo                        Chief Operating Officer         August 7, 2007

/s/ Bruce Klein
-----------------------
Bruce Klein                       Chairman of the Board           August 7, 2007

/s/ Frederick Schulman
-----------------------
Frederick Schulman                       Director                 August 7, 2007

/s/ Marvin Traub
-----------------------
Marvin Traub                             Director                 August 7, 2007

/s/ Thomas Schwalm
-----------------------
Thomas Schwalm                           Director                 August 7, 2007

/s/  Hubert Millet
-----------------------
Hubert Millet                            Director                 August 7, 2007

                  DRINKS AMERICAS HOLDINGS, LTD. AND AFFILIATES

                              FINANCIAL STATEMENTS

                                                                            Page

FINANCIAL STATEMENTS FOR THE YEAR ENDED APRIL 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM........................2
FINANCIAL STATEMENTS

      Consolidated Balance Sheet...............................................3

      Consolidated Statements of Operations....................................4

      Consolidated Statements of Changes in the Shareholders' Equity
        (Deficiency)...........................................................5

      Consolidated Statements of Cash Flows..................................6-7

      Notes to Consolidated Financial Statements............................8-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Drinks Americas Holdings, Ltd.:

We have audited the accompanying consolidated balance sheet of Drinks Americas Holdings, Ltd. and Affiliates (the "Company") as of April 30, 2007, and the related consolidated statements of operations, changes in shareholders' equity (deficiency), and cash flows for the years ended April 30, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2007 and the results of its operations and its cash flows for the years ended April 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred significant losses from operations since its inception. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                        /s/ Bernstein & Pinchuk LLP

                        New York, New York
                        July 20, 2007

DRINKS AMERICAS HOLDINGS, LTD AND AFFILIATES
CONSOLIDATED BALANCE SHEET AS OF APRIL 30, 2007
--------------------------------------------------------------------------------

Assets
Current assets:
  Cash and equivalents                                             $    994,768
  Accounts receivable, net of allowance of $28,600                      887,679
  Inventories                                                         2,252,374
  Other current assets                                                  966,872
                                                                   ------------
      Total current assets                                            5,101,693

Property and equipment, at cost less accumulated
  depreciation and amortization                                         129,950
Investment in equity investees                                           61,636
Intangible assets, net                                                  860,399
Deferred loan costs, net                                                 26,916
Other assets                                                            404,601
                                                                   ------------
                                                                   $  6,585,195
                                                                   ============

Liabilities and Shareholders' Equity:
  Notes and loans payable                                          $  1,013,588
  Accounts payable                                                    1,494,176
  Accrued expenses                                                    1,255,707
  Amounts received for shares to be issued                               20,000
                                                                   ------------
      Total current liabilities                                       3,783,471

Commitments                                                                  --

 Shareholders' equity:
 Preferred stock, $0.001 par value; 1,000,000
   shares authorized; none issued
 Common stock, $0.001 par value; 100,000,000
  authorized; issued and outstanding 79,533,574 shares                   79,534
 Additional paid-in capital                                          28,971,010
 Accumulated deficit                                                (26,248,820)
                                                                   ------------
                                                                      2,801,724
                                                                   ------------
                                                                   $  6,585,195
                                                                   ============

--------------------------------------------------------------------------------
See notes to consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD AND AFFILIATE
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED APRIL 30, 2007 AND 2006
--------------------------------------------------------------------------------

                                                         2007          2006
                                                    -----------     -----------

Net sales                                           $ 6,084,520     $ 1,607,606

Cost of sales                                         3,584,019       1,154,834
                                                    -----------     -----------

      Gross margin                                    2,500,501         452,772

Selling, general and administrative expenses          9,981,588       4,766,120
                                                    -----------     -----------

      Loss before other income (expense)
        and income tax expense                       (7,481,087)     (4,313,348)
                                                    -----------     -----------

Other income (expense):
  Interest expense                                     (770,678)       (926,243)
  Impairment of intangible asset                             --        (804,161)
  Loss on extinguishment of debt, net                (1,103,735)             --
  Other income (expense), net                           (33,750)        198,381
                                                    -----------     -----------
                                                     (1,908,163)     (1,532,023)
                                                    -----------     -----------

      Loss before income tax expense                 (9,389,250)     (5,845,371)

Income tax expense                                           --              --
                                                    -----------     -----------

Net loss                                            $(9,389,250)    $(5,845,371)
                                                    ===========     ===========
      Net loss per share (Basic and Diluted)        $     (0.14)    $     (0.10)
                                                    ===========     ===========

--------------------------------------------------------------------------------
See notes to consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD AND AFFILIATES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED APRIL 30, 2007 AND 2006
--------------------------------------------------------------------------------

                                                                    Additional                 Total Shareholders'
                                         Common                       Paid-in     Accumulated        Equity
                                         Shares        Amount        Capital        Deficit         (Deficit)
                                     ------------   ------------   ------------   ------------    ------------
Balance, April 30, 2005                54,846,983   $     54,847   $  6,954,698   $(11,014,199)   $ (4,004,654)

Issuance of shares for cash             2,050,000          2,050      1,167,948             --       1,169,998

Issuance of shares for services         1,096,296          1,096        608,875             --         609,971

Issuance of shares to shareholders
  of acquired company                     724,638            724        649,275             --         649,999

Issuance of shares in settlement
  of notes and loans payable            3,989,536          3,990      2,137,061             --       2,141,051

Discounts on the issuance of
  Convertible notes                            --             --        491,000             --         491,000

Net loss for the year                          --             --             --     (5,845,371)     (5,845,371)
                                     ------------   ------------   ------------   ------------    ------------
Balance, April 30, 2006                62,707,453   $     62,707   $ 12,008,857   $(16,859,570)   $ (4,788,006)

Issuance of shares for cash             8,227,778          8,228      9,441,637             --       9,449,865

Issuance of shares for services         2,246,308          2,247      2,095,127             --       2,097,374

Issuance of shares in settlement
  of notes and loans payable            6,352,035          6,352      5,154,389             --       5,160,741

Discounts on the issuance of
  Convertible notes                            --             --        271,000             --         271,000

Net loss for the year                          --             --             --     (9,389,250)     (9,389,250)
                                     ------------   ------------   ------------   ------------    ------------
Balance, April 30, 2007                79,533,574   $     79,534   $ 28,971,010   $(26,248,820)   $  2,801,724
                                     ============   ============   ============   ============    ============

--------------------------------------------------------------------------------
See notes to consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 2007 AND 2006
--------------------------------------------------------------------------------

                                                                2007           2006
                                                            -----------    -----------
Cash flows from operating activities:
 Net loss                                                   $(9,389,250)   $(5,845,371)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
   Deprecation and amortization                                 192,603        372,183
   Earnings in equity method investees                          (11,612)            --
        Loss on extinguishment of debt                        1,103,735             --
         Stock issued for services of vendors,
            employees, directors and interest                 2,368,373      1,102,000
          Impairment of intangible asset                             --        804,161
          Allowance for uncollectible accounts                       --         64,878
          Changes in operating assets and liabilities:
          Accounts receivable                                  (595,335)      (252,285)
          Due from factor                                        37,592         (9,435)
          Inventories                                        (1,628,158)        14,618
          Other current assets                                 (834,537)        13,698
          Other assets                                         (379,607)        50,499
          Accounts payable                                     (181,955)       228,010
          Accrued expenses                                      416,759        621,753
                                                            -----------    -----------

               Net cash used in operating activities         (8,901,392)    (2,835,291)
                                                            -----------    -----------

          Cash flows from investing activities:
            Acquisition of property and equipment              (116,897)            --
                                                            -----------    -----------

                Net cash used in investing activities          (116,897)            --
                                                            -----------    -----------

          Cash flows from financing activities:
            Proceeds from issuance of common stock issued
             and to be issued                                 8,680,835      1,959,999
            Proceeds from issuance of debt                    1,433,269      1,195,648
            Repayment of debt                                  (459,898)      (154,168)
            Payments for loan costs                             (38,915)            --
                                                            -----------    -----------

                Net cash provided by financing activities     9,615,291      3,001,479
                                                            -----------    -----------
           Net increase in cash and equivalents                 597,002        166,188

          Cash and equivalents - beginning                      397,766        231,578
                                                            -----------    -----------

          Cash and equivalents - ending                     $   994,768    $   397,766
                                                            ===========    ===========

--------------------------------------------------------------------------------
 (Continued)

DRINKS AMERICAS HOLDINGS, LTD AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 2007 AND 2006

                                                                2007           2006
                                                            -----------    -----------
Supplemental disclosures of noncash investing
and financing activities:

   Liabilities converted into shares of common stock        $ 3,359,720    $ 2,141,051
                                                            -----------    -----------

   Asset acquisition financed by:
     Current assets less current liabilities                $        --    $  (115,683)
     Intangible and other assets                            $        --    $ 1,265,683
     Payable to seller                                      $        --    $   500,000
     Common stock issued                                    $        --    $   650,000
                                                            -----------    -----------


Supplemental disclosures of cash flow information:
   Interest paid                                            $   214,232    $   171,981
                                                            -----------    -----------

   Income taxes paid                                        $        --    $        --
                                                            -----------    -----------

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

On March 11, 2005 Holdings and an individual organized Drinks Global, LLC ("DGI"). Holdings own 90% of the membership units and the individual, who is the president of DGI, owns 10%. DGI's operating agreement does not require either member to contribute cash for the membership units; however, Holdings has paid the start-up expenses of DGI, which were not considered material. DGI's business is to import wines from various parts of the world and sell them to distributors throughout the United States. In May 2006 Holdings organized D.T. Drinks, LLC ("DT Drinks") a New York limited liability company for the purpose of selling certain alcoholic beverages.

The accompanying consolidated balance sheet as of April 30, 2007 and the consolidated results of operations, consolidated changes in shareholders' equity (deficiency)and consolidated cash flows for the years ended April 30, 2007 and 2006 reflect Holdings its majority-owned subsidiaries and Partners (collectively, the "Company"). All intercompany transactions and balances in these financial statements have been eliminated in consolidation. The amount of common and preferred shares authorized, issued and outstanding as of April 30, 2007, are those of Holdings.

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. Although the Company has shareholders' equity of $2,801,724 as of April 30, 2007, we have incurred significant operating losses and negative cash flows since inception. We have increased our working capital as a result of our January 2007 private placement of our common stock. In addition we have improved our liquidity by extinguishing much debt by exchanging it for our common stock. We will need to continue to carefully manage our working capital and our business decisions will continue to be influenced by our working capital requirements. We will need additional financing which may take the form of equity or debt. We anticipate that increased sales revenues will help to some extent. In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenues when title passes to the customer, which is generally when products are shipped.

The Company recognizes revenue dilution from items such as product returns, inventory, credits, discounts and other allowances in the period that such items are first expected to occur. The Company has not realized material amounts of revenue dilution in the periods covered by this report. In this regard, the Company does not offer its clients the opportunity to return products for any reason other than manufacturing defects. No material amounts of product returns had occurred during these fiscal years. In addition, the Company does not offer incentives to its customers to either acquire more products or maintain higher inventory levels of products than they would in ordinary course of business. The Company assesses levels of inventory maintained by its customers through telephone communications with its customers and believes that most maintain low levels of inventory of its products. Furthermore, it is the Company's policy to accrue for material post shipment obligations and customer incentives in the period the related revenue is recognized. As of April 30, 2007 there were no such amounts to accrue

Cash and Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company from time to time maintains balances in depository accounts in excess of FDIC insured limits. The Company has not experienced any credit losses nor anticipates any future losses in such accounts. At April 30, 2007 amounts exceeding FDIC insured limits aggregated approximately $1,123,000.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No.
144), Accounting for the Impairment or Disposal of Long-lived Assets, we review long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. The Company's policy is to record an impairment loss at each balance sheet date when it is determined that the carrying amount may not be recoverable. Recoverability of these assets is based on undiscounted future cash flows of the related asset. At April 30, 2006, long lived assets relating to the Rheingold acquisition were deemed to be impaired (see note 8(a).

Income Taxes

Holdings and Drinks are C Corporations under the provisions of the Internal Revenue Code (the "Code") and applicable state statutes. Deferred taxes are provided based on the tax effects of certain temporary differences between the valuation of assets and liabilities for financial statement and income tax purposes. Deferred tax balances are adjusted to reflect tax rates, based on current tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Valuation allowances are established as necessary to reduce deferred tax assets to amounts more likely than not to be realized. Partners, Mixers, DGI, and DT Drinks are limited liability companies, taxed as partnerships with no income tax liabilities under the provisions of the Code and applicable state statutes.

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

Deferred financing costs are amortized ratably over the life of the related debt. If debt is retired early, the related unamortized deferred financing costs are written off in the period debt is retired.

Investments

The investments of the Company in 25% ownership interests of Old Whiskey River Distilling, LLC and Y Sake, LLC are accounted for under the equity method of accounting.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $105,606 and $19,100 for the years ended April 30, 2007 and 2006, respectively.

Shipping and Delivery

The Company includes shipping and delivery costs in selling, general and administrative expenses. Shipping and delivery costs were approximately $108,000 and $101,000 for the years ended April 30, 2007and 2006, respectively.

Repairs and Maintenance

The Company charges the cost of repairs and maintenance, including the cost of replacing minor items not constituting substantial betterment, to selling, general and administrative expenses as these costs are incurred.

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standard 123 (revised 2004), Share-Based Payment (SFAS
123R) using the modified prospective approach. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees and non employees.

Earnings Per Share

The Company computes earnings per share under the provisions of SFAS No. 128, Earnings per Share, whereby basic earnings per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased to assume exercise of potentially dilutive and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the years ended April 30, 2007 and 2006, the diluted earnings per share amounts equal basic earnings per share because the Company had net losses and the impact of the assumed exercise of contingently issuable shares would have been anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, trade receivables, accounts payable, current maturities of long-term debt, and notes and loans payable approximate fair values as of April 30, 2007 because of the short term maturities of those instruments.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 17, 2007, with earlier adoption permitted. The Company determined that SFAS 159 did not have an effect on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements," to define fair value, establish framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosure about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 17, 2007, with earlier adoption is encouraged. The Company determined that SFAS 157 did not have an effect on its financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 108, "Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, ("SAB 108"). SAB 108 provides guidance on the consideration of the effects of prior year misstatements for the purpose of materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the Company's balance sheets, statements of operations and related financial statement disclosures. This SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with offsetting adjustments recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and when it arose. The Company determined that SAB 108 did not have an effect on its financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainties in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This statement is effective for fiscal years beginning after December 15, 2006. The Company determined that FIN 48 did not have an effect on its financial position, results of operations or cash flows on the accompanying financial statements.

3. Inventories

As of April 30, 2007 Inventories consisted of the following:

                        Finished goods   $1,469,261
                        Raw materials       783,113
                                         ----------
                                         $2,252,374
                                         ==========

All raw materials used in the production of the Company's inventories are purchased by the Company and delivered to independent production contractors.

4. Other Current Assets

    As of April 30, 2007 Other Current Assets consisted of the following:


                        Prepaid inventory purchases   $749,482
                        Prepaid insurance               53,401
                        Deferred interest expense       49,660
                        Other                          114,329
                                                      --------
                                                      $966,872
                                                      ========

5. Property and Equipment

  As of April 30, 2007 Property and Equipment consisted of the following:

                                                   Useful Life     Amount
                                                   -----------   ---------

                        Computer equipment             5 years   $  23,939
                        Furniture                      5 years      10,654
                        Automobile                     5 years      68,337
                        Leasehold improvements         7 years      66,259
                        Production costs               2 years     122,449
                                                                 ---------
                                                                   291,638
                        Accumulated depreciation
                         and amortization                         (161,688)
                                                                 ---------
                                                                 $ 129,950
                                                                 =========


Depreciation expense for the years ended April 30, 2007 and 2006 amounted to $43,998 and $63,160, respectively.

6. Intangible Assets/Deferred Loan Costs

Intangible assets include the costs to acquire trademarks, license rights and distribution rights for four of the Company's alcoholic products.

Deferred loan costs consist of costs relating to the Company's short term financing.

                            Gross Carrying      Accumulated         Net of
                                Amount         Amortization      Amortization
                              ----------        ----------        ----------
      Trademarks/dist
       and license rights     $1,151,966        $  291,567        $  860,399
                              ==========        ==========        ==========

      Deferred loan costs     $   38,915        $   11,999        $   26,916
                              ==========        ==========        ==========

Aggregate amortization expense was $148,605 and $309,023 (including $221,537 for fully amortized deferred financing costs which were removed from gross carrying amount and accumulated amortization) for the years ended April 30, 2007 and 2006, respectively.

Estimated annual amortization expenses as of April 30, 2007 for the next five years are approximately as follows:

                      Year Ended     Amortization
                      April 30,        Expense
                      ---------      ------------
                        2008          $79,000
                        2009           79,000
                        2010           67,000
                        2011           66,000
                        2012           66,000

7. Other long term assets

In August 2006, in connection with an agreement with one of its sales consultants the Company issued warrants to purchase 100,000 shares of Holdings common stock at an exercise price of $0.60 per share. The warrants may be exercised at any time up to five years from the date of the agreement. The Company determined, as of the date the warrants were issued, that the warrants had a value of $18,000 which is being amortized over one year which is the benefit period of such warrants. In addition, under the terms of the agreement, the consultant received 175,000 shares of Holdings common stock which were valued at $107,000 based on the market price of the stock at the date of the agreement. The value of stock issued is being amortized over the five year life of the consulting agreement. The unamortized value of the warrants and stock at April 30, 2007 aggregated $94,074. The consultant is to receive an additional 100,000 warrants for each contract year with an exercise price to be determined by the Company's board of directors.

In February 2007, the Company entered into a five year agreement with a consulting company to provide certain financial advisory services. The Company paid $300,000 for such services which are being amortized over the five year life of the agreement. At April 30, 2007 the unamortized balance of the agreement aggregated $285,534.

8. Debt

Notes and Loans Payable

                        Due to RBCI(a)                 $500,000
                        Convertible note(b)             250,000
                        Revolving finance facility(c)   252,799
                        Other                            10,789
                                                        -------
                                                      1,013,588
                        Less current portion          1,013,588
                                                      ---------
                        Long-term debt                $      --
                                                      =========

      (a) On October 27, 2005, the Company acquired certain assets of Rheingold Beer ("Rheingold") and assumed certain obligations from Rheingold Brewing Company, Inc. ("RBCI"). Holdings issued 724,638 shares of common stock with a fair value of approximately $650,000 to RBCI and assumed approximately $142,000 of their liabilities and are contractually obligated to RBCI to issue an additional $500,000; payable in Holdings common stock with a value of $350,000 and $150,000 cash accruing no interest. The obligation due RBCI was originally due on October 27, 2006. Due to nonpayment of the balance as a result of disagreements over certain of the acquired assets and liabilities the Company was sued by RBCI (see Notes 14). Management determined as of April 30, 2006 that based on estimated future cash flows, the carrying amount of the intangible assets acquired exceeded its fair value by $804,161, and accordingly an impairment loss was recognized. There was no further impairment for the year ended April 30, 2007.

      (b) In October 2006, the Company borrowed $250,000 and issued a convertible promissory note in like amount. This note is payable in October 2007 but may be extended one year at the Company's option and is convertible into shares of our common stock at $0.60 per share. The note bears interest at 12% per annum and is payable quarterly commencing January 2007. At the option of the lender, interest can be paid in shares of Company common stock. In May 2007 the Company issued the note holder 23,836 shares of Holdings common stock to satisfy $14,301 of interest accrued through April 10, 2007. In connection with this borrowing we issued warrants to purchase 250,000 shares of our common stock for $0.60 per share. These warrants are currently exercisable for a five-year period. The Company had determined, as of the date the notes were issued, the warrants had a value of $48,000 which is being expensed over the life of the related debt. The terms of the note enables the holder to convert such security into common stock of the Company at a price of $0.60 per share, which was at a discount to the market price of the common stock at the date convertible. At issuance, the convertible note was convertible into shares of the Company's common stock with an aggregate value which exceeded the amount of proceeds allocated to the convertible note by $58,000. This discount is also being amortized over the life of the related promissory note.

      (c) In June 2006 the Company entered into a $10 million, three year, asset-based revolving finance facility with BACC (a division of Sovereign Bank) which is used for working capital purposes. Interest on the line accrues at 1.5% above the prime rate. The facility is secured by a first security interest in the assets of the Company other than those of DT Drinks of which it has a subordinate interest to Production Finance International, LLC ("PFI") (see below). At April 30, 2007 $252,799 is outstanding on this facility.

            Also in June 2006, the Company entered into a $1.5 million purchase order financing facility with PFI to be used to finance the acquisition of certain inventory. The facility bears interest at 5% plus prime per annum on amounts advanced. PFI has a first security interest in the assets of DT Drinks. At April 30, 2007 there are no amounts due PFI.

Additional transactions affecting the Company's debt for the year ended April 30, 2007 are as follows:

From August 1 through January 31, 2007, various senior convertible note holders converted $850,000 principal plus $146,219 interest into 2,213,819 shares of Holdings common stock at a price of $0.45 per share. Greenwich Beverage Group LLC ("Greenwich"), which is managed and controlled by a member of the Company's board of directors, one of these senior note holders, converted $100,000 principal plus interest of $18,222 into 262,716 shares of the Company's stock on January 29, 2007. These conversions accounted for the balance of the senior notes outstanding. Warrants were issued in connection with these senior convertible notes which were issued between March and May 2005 to purchase an aggregate of 1,350,000 shares of Holdings common stock at a per share price of $0.45. These warrants also have cashless exercise provisions. The warrants may be exercised at any time up to five years from the date of the notes. Warrants to purchase 100,000 shares are owned by Greenwich Beverage Group LLC. In December 2006 three of the warrant holders exercised their warrants under the cashless exercise provisions of the warrants receiving an aggregate of 402,587 shares of the Company's common stock. Warrants to purchase an aggregate of 820,000 shares of Holdings common stock remain outstanding.

On January 31, 2007, the Company repaid a member of the Company's board of directors, $252,473, including $67,575 of accrued interest, which represented the balance of a loan he arranged for the Company in July 2004. Interest incurred on this debt aggregated $19,503 and $34,011, respectively, for the years ended April 30, 2007 and 2006.

On January 31, 2007, the Company settled a loan from an unrelated entity aggregating $108,153, including accrued interest of $8,153, repaying a total of $90,000 and recognizing a gain of $18,153. Also on January 31, 2007 the Company issued 78,733 shares of its common stock to satisfy the outstanding balance owed to an unrelated entity of $100,000 principal plus interest of $18,100. The Company recognized a non-cash loss on this transaction of $6,299.

Also on January 31, 2007 the Company repaid its line of credit with Bank Leumi aggregating $102,000 including interest of $2,000.

In June 2006, the Company borrowed $50,000 from an unrelated entity. Interest on the note was paid in 36,364 shares of Holdings common stock which the Company determined had a value of $20,000 as of the date of the note was issued which is included in interest expense in the accompanying statement of operations for the year ended April 30, 2007. In January 2007 we induced the note holder to surrender his $50,000 loan and in return we issued 91,101 shares of the Company's common stock. The market value of the shares issued on the date the agreement was reached was $238,635. Accordingly, the Company recognized a non-cash loss of $188,635 on the conversion of this note.

During fiscal 2005 and 2006 we modified the two borrowing agreements with one of our significant shareholders, and his affiliate Nexcomm, with respect to borrowings in the original aggregate amount of $1,021,000. One of the borrowing facilities was secured, the other unsecured. During fiscal 2006, we paid the shareholder and Nexcomm, in cash, an aggregate of $128,404 in principal and interest of $19,428, During Fiscal 2005; we also issued him 222,000 shares of our common stock in satisfaction of $100,000 of this debt. The balance outstanding on these loans in the principal amount of $346,433, together with accrued interest of $117,604, was satisfied in December 2006 by the issuance and delivery of 627,933 shares of our common stock. In addition, on July 27, 2006, the Company borrowed $153,112 from an entity controlled by the significant shareholder. The shareholder beneficially owned 33 1/3 percent of the entity. In December 2006, we satisfied the outstanding principal amount of $153,112, together with accrued interest of $7,886, by the issuance and delivery of 217,565 shares of our common stock. The shareholder received 72,522 shares on the liquidation of the entity. Based on the market value of the stock on the date the agreements to issue the shares in settlement of the various loans were reached the Company recognized a non-cash loss of $725,342 on the extinguishment of these loans.

We also issued secured convertible promissory notes to the significant shareholder in the amount of $150,000, evidencing loans made to us in fiscal year 2006. Greenwich also participated in the lending facility by lending us $100,000 and was issued a secured convertible promissory note evidencing such debt. In connection with these loans, the shareholder and Greenwich were issued warrants, exercisable for a five-year period, to purchase 83,333 and 55,556 shares of our common stock, respectively, at a price of $.45 per share. These warrants have cashless exercise provisions. In December 2006, we satisfied the outstanding principal amount owed to the significant shareholder of $150,000, together with accrued interest of $19,700, by the issuance and delivery of 377,111 shares of our common stock. Also in December 2006, we satisfied the outstanding amount owed to Greenwich of $100,000, together with accrued interest of $13,933, by the issuance and delivery of 253,185 shares of our common stock. An additional, unrelated entity, which participated in the lending facility and converted their loan as of April 30, 2006 were issued warrants to purchase 306,757 shares of our common stock on the same terms as the significant shareholder and Greenwich. The Company had determined that the warrants to purchase an aggregate of 445,646 shares had a fair value of $112,000 as of the date the notes were issued. The $0.45 per share conversion price enabled the holders to convert such securities into common stock of the Company which was at a discount to the market price of the common stock at the date convertible. At issuance the convertible promissory notes were convertible into common shares of the Company's common stock with an aggregate value which exceeded the amount of proceeds allocated to the convertible notes by $379,000. Since the notes were payable on demand the discounts recognized for both the warrants and beneficial conversion features were expensed immediately which is included in interest expense for the year ended April 30, 2006. Also, in December 2006 the Company reached an agreement with another note holder to settle his $100,000 note plus accrued interest of $18,100 and issue him 78,733 shares of the Company's common stock at a price of $1.50 per share. The Company has recognized a non-cash loss on this transaction of $6,299.

In December 2006, a convertible note holder converted $100,000 of principal plus $18,742 of accrued interest into 263,871 shares of the Company's common stock at a price of $0.45 per share.

In August 2006 the Company borrowed $75,000 from the Chairman of the Board of Directors for working capital purposes. Although there is no formal documentation for this loan both parties informally agreed to accrue interest at 7% per annum. This loan was repaid on February 16, 2007 with interest of $2,219.

In December 2006 a convertible note holder converted $400,000 principal plus $15,890 of accrued interest into 693,150 shares of the Company's common stock. In addition, as consideration for additional interest and charges on this loan, in accordance with the terms of the loan agreement, the Company issued an additional 333,333 shares of the Company's common stock on the date of conversion. The Company had determined that the value of the 333,333 shares of common stock as of the date the notes were issued was $200,000 of which $200,000 is included in interest expense for the year ended April 30, 2007. Resale of 1,000,000 of these shares is covered in the Registration Statement (see Note
10).

In July 2006, we borrowed an aggregate of $300,000 from two entities which are affiliated with one another and issued convertible promissory notes in evidence thereof. These notes were payable on January 27, 2007. In lieu of interest, we issued to the lenders warrants to purchase an aggregate of 300,000 shares of our common stock for $0.50 per share. These warrants are exercisable for a five-year period. The Company determined, as of the date the notes were issued, the warrants had a value of $75,000 which was being amortized over the life of the related debt. The terms of the noted enabled the holder to convert such security into common stock of the Company which was at a discount to the market price of the common stock at the date convertible. At issuance, the convertible notes were convertible into shares of the Company's common stock with an aggregate value which exceeded the amount of proceeds allocated to the convertible note by $72,000 which was also being amortized over the life of the related promissory notes, In December 2006 the two entities converted the notes into an aggregate of 600,000 shares of Holdings stock at a price of $0.50 per share. At the date of conversion the remaining discounts relating to the warrants and the beneficial conversion features were charged to interest expense.

9. Accrued Expenses

   As of April 30, 2007 Accrued Expenses consisted of the following:

                        Payroll and consulting fees owed to
                          officers, directors and shareholders     $  520,710
                        All other payroll and consulting fees         185,316
                        Interest                                       22,524
                        Others                                        527,158
                                                                   ----------

                                                                   $1,255,708
                                                                   ==========


10. Shareholders' Equity (Deficiency)

Weighted average number of common shares outstanding used to compute earnings per share for the years ended April 30, 2007 and 2006 are as follows:

                                               2007         2006
                                            ----------   ----------

                        Basic and diluted   68,995,859   57,413,468

In addition to those referred to in Notes 7, 8, and 12, additional transactions affecting the Company's equity are as follows:

In April 2007 the Company sold 8,333 shares of its common stock for $5,000 to an unrelated investor.

In April and February 2007, we issued 1,000 and 22,500 shares, respectively, or our common stock to 19 sales brokers in consideration for services to us. The value of the shares issued aggregated $61,195 based on the market price on the dates of issuances which is included in selling, general and administrative expenses for the year ended April 30, 2007.

In February 2007, four members of our Board of Directors each were each paid $25,000 and issued 16,502 shares of our common stock as compensation for serving on our Board of Directors. In addition, our Chief Executive Officer was issued 16,502 shares of our common stock as a bonus for services he has provided to us in his position as our CEO. The aggregate value of the common stock issued was $250,000 based on the market price on the date of issuance which is included in selling, general and administrative expenses for the year ended April 30, 2007.

On January 30, 2007 (the "Closing Date"), we sold to five investors (the "Investors") an aggregate of 4,444,444 shares of our common stock, at a price of $1.80 per share generating gross proceeds of $8,000,000 and warrants to purchase an aggregate of 3,777,778 shares of our common stock for a purchase price of $3.00 per share (the "Warrants"). The Warrants which are exercisable for a five year period commencing on the sixth month anniversary of the Closing Date, contain cashless exercise provisions, which apply in certain circumstances, and full ratchet anti-dilution provisions. Out of the gross proceeds of this Offering, we paid Midtown Partners & Co., LLC (the "Placement Agent") $640,000 in commissions and $160,000 for non-accountable expenses which were charged to equity. We will also pay the Placement Agent commissions equal to 10% of the purchase price of common stock acquired on the exercise of the Warrants, if and when that occurs. We also issued to the Placement Agent, warrants to acquire 444,444 shares of our common stock for a purchase price of $3.00 per share (the "Placement Agent Warrants"), which warrants are substantially similar to the Warrants issued to the Investors, except they do not contain full ratchet anti-dilution provisions. Under the terms of the agreement we filed a Registration Statement the "Registration Statement") covering the resale of the shares of common stock issued to the Investors and the Placement Agent as well as the shares of common stock which may be purchased under the Warrant and the Placement Agent Warrant. Such Registration Statement was declared effective by the Securities and Exchange Commission under the Securities Exchange Act of 1934 on May 2, 2007. Our Chief Executive Officer, and one of our Directors, agreed that for a two-year period commencing on the Closing Date, they will not sell 10,000,000 (CEO) and 700,000 (the director) shares of our common stock which they now own.

On January 17, 2007, the Company issued 60,000 shares of its common stock as payment for a passed due loan. Based on the market price of the common stock on the date the agreement was reached to issue the stock as payment, the Company recognized a non-cash loss of $157,440 on this transaction.

On January 12, 2007, the Company issued 14,286 shares to a sales broker as a bonus for services he has provided the Company. The value of the shares of $35,415 is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended April 30, 2007.

In December 2006, the Company committed to issue shares to several of its employees and consultants for services they have provided to the Company in connection with the successful launch of Trump Super Premium Vodka. A company controlled by a member of the Company's board of directors received 365,210 shares with an aggregate value of $7,032 based on the value of the Company's stock as of the commitment date and the Company's Chief Operating Officer received 150,075 shares with an aggregate value of $237,119. Several other employees and a consultant to the Company received an aggregate of 206,716 shares with a value of $326,611. The total value of the shares issued is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended April 30, 2007.

In December 2006, 280,000 shares were issued as consideration to a vendor as payment for amounts past due of $140,000. Based on the market value of the Company's common stock on the date the agreement to issue the shares was made the Company recognized a non-cash loss on this transaction of $94,360.

In March and April 2006, the Company received proceeds of $1,959,999 for the issuance of 3,266,665 shares of our common stock. As of April 30, 2006, the Company had issued 1,950,000 of these shares with the balance of 1,316,665 issued in December 2006. In December 2006 the Company sold 33,333 of its shares of common stock for $20,000. These shares have not yet been issued.

In October and November 2006, the Company sold 1,750,000 shares of its common stock for $1,050,000 to investors. Greenwich Beverage Group, LL acquired 333,333 shares of common stock for $200,000. Resale of 1,000,000 of these shares issued to an unrelated entity is covered in the Registration Statement. In addition, these investors were issued warrants, exercisable for five years from the date of the investments, to purchase 875,000 (Greenwich was issued 166,667) shares of common stock at a price of $1.25 per share. The Company has the option to redeem up to 50% of the warrants at anytime prior to exercise at a price of $0.50 per warrant.

In Between October and December 2006, we sold, in a private placement, 708,335 shares of our common stock for $425,000 to seven accredited investors. In connection therewith, we paid $33,980 to a placement agent.

In November 2006, the Company issued 140,000 shares of its common stock in connection with a consulting agreement. The value of these shares of $105,000, based on the market price of the Company's common stock at the date the Company committed to issue them, is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended April 30, 2007.

In October 2006, 20,000 shares were issued as consideration to a vendor for amounts due.

In August 2006, the Company issued 80,000 shares of its common stock as consideration for professional services. Company management has determined the value of such shares were $40,000 based on the market price of the common stock on the date of the agreement which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended April 30, 2007.

166,667 shares were issued in July 2006 to a charitable organization which is run by the owner of one of the Company's vendors. Company management has determined the value of such shares at the date of issuance was $97,000 which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended April 30, 2007.

50,000 shares were issued in July 2006 as consideration of a loan extension. Company management has determined the value of such shares were $29,000 which is included in interest expense in the accompanying consolidated statements of operations for the year ended April 30, 2007.

In February 2006, the Company issued warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $0.56 per share. The warrants may be exercised at any time up to February 2011. The Company determined, as of the date the notes were issued, that the warrants had a value of $40,000 which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended April 30, 2006.

Warrants

The following is a summary of the Company's outstanding warrants as of April 30, 2007 which are detailed in Notes 7,8 and previously in Note 10:

                                       Warrants    Per Warrant
                                      ----------    ----------
Warrants outstanding May 1, 2005       1,260,000    $     0.45

   Granted                               535,646          0.45

   Granted                               250,000          0.55

    Exercised                                 --            --

    Forfeited                                 --            --
                                      ----------    ----------

Warrants outstanding April 30, 2006    2,045,646          0.46

    Granted                              650,000          0.60

    Granted                              875,000          1.25

    Granted                            4,222,222          3.00

    Exercised                           (530,000)         0.45

    Forfeited                                 --            --
                                      ----------    ----------
Warrants outstanding April 30, 2007    7,262,868    $     2.05
                                      ==========    ==========

11. Income Taxes

No provision for taxes on income is included in the accompanying statements of operations because of the net operating losses in both fiscal years. Holdings and Drinks previously filed income tax returns on a June 30 and December 31 tax year, respectively; however, both companies applied for and received a change in tax year to April 30 and file a federal income tax return on a consolidated basis. The consolidated net operating loss carry forward as of April 30, 2007 is approximately $20,000,000, available to offset future years' taxable income expiring in various years through 2027.

As of April 30, 2007, components of the deferred tax assets are as follows:

                        Net operating loss                 $ 7,843,000
                        Accrued compensation                   268,000
                                                           -----------
                                                             8,111,000
                        Less valuation allowance            (8,111,000)
                                                           -----------

                                                           $        --
                                                           ===========

A valuation allowance has been provided against the entire deferred tax asset due to the uncertainty of future profitability of the Company. Management's position with respect to the likelihood of recoverability of these deferred tax assets will be evaluated each reporting period.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows for the years ended April 30, 2007:

                                                                 2006    2005
                                                                ------   -----
                        Statutory federal tax (benefit) rate   (34.00%) (34.00%)
                        Statutory state tax (benefit) rate      (4.00%)  (4.00%)
                        Valuation allowance                     38.00%   38.00%
                                                               ------    -----
                        Effective income tax rate                  --       --
                                                               ======    =====

12. Related Party Transactions

Related party transactions, in addition to those referred to in Notes 9, 10 and 11 are as follows:

Consulting Fees

For the years ended April 30, 2007 and 2006, the Company incurred consulting fees payable to a limited liability company which was controlled by the Company's chairman of the board aggregating $0 and $120,000, respectively. As of April 30, 2007 unpaid fees owed to the chairman's consulting firm, aggregating $84,550.

In fiscal 2003 we entered into a consulting agreement with a company wholly owned by a member of the Company's board of directors. Under the agreement the consulting company is being compensated at a rate of $100,000 per annum. In fiscal 2006, compensation to the consulting company aggregated $150,000 due to additional work performed. As of April 30, 2007 we were indebted to the consulting company in the amount of $56,248. In December 2006 we issued 365,210 shares of our common stock to the consulting company in consideration for services rendered in connection with the launch of Trump Super Premium Vodka.

 In December 2002 the Company entered into a consulting agreement with one of its shareholders which provides for $600,000 in fees payable in five fixed increments over a period of 78 months. The Company has an informal agreement with the shareholder pursuant to which he has the option of converting all or a portion of the consulting fees owed him into shares of Holding's common stock at a conversion price to be agreed upon. For each of the years ended April 30, 2007 and 2006 consulting fees incurred to this shareholder aggregated $120,000. As of April 30, 2007 amounts owed to this shareholder aggregated $100,000. In addition, in December 2006, the Company reached an agreement with the consultant to settle past due amounts owed to his company, Alive Spirits LLC, aggregating $312,102 plus interest by issuing 595,568 shares of the Company's common stock. Based on the value of the Company's common stock on the date the agreement was reached, the Company has recognized a non-cash loss of $628,895 on this transaction.

Interest Expense

For the years ended April 30, 2007 and 2006 the Company incurred interest expense on obligations due the significant shareholder and entities which he controls (referred to in Notes 8) aggregated $43,921 and $127,292 (including $91,800 of amortization of discounts on such debt), respectively.

For the years ended April 30, 2007 and 2006 the Company incurred interest expense on obligations due the member of its board of directors who controls Greenwich Beverage Group LLC, referred to in Note aggregated $16,833 and $95,211 (including $61,200 of amortization of discounts on such debt).

Royalty Fees

In connection with the Company's distribution and licensing agreements with its equity investee the Company incurred royalty expenses during 2007 and 2006 of approximately $52,000 and $73,000, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

13. Customer Concentration

For the year ended April 30, 2007 two customers,and their affiliates accounted for approximately 19% and 17%, respectively of net sales. For the year ended April 30, 2006 a different customer accounted for approximately 14% of net sales.

14. Commitments

Lease

The Company leases office space under an operating sublease, with minimum annual rentals of $50,000 through July 31, 2009. The Company leases additional office under an operating lease that requires minimal annual rental payments of $42,000 until March 2008.

Rent expense for these leases aggregated approximately $98,000 and $105,000 for the years ended April 30, 2007 and 2006, respectively.

Future minimum payments for all leases are approximately as follows:


                        Year Ending
                          April 30,     Amount
                         ----------   ----------
                            2008      $   88,500
                            2009          50,000
                            2010          12,500

License Agreement

In November 2005 the Company entered into an eight-year licensing agreement for sales of a new alcoholic beverage. Under the agreement the Company is required to pay royalties of 50% of the gross profit (less any direct marketing, promotional and distribution costs) on sales of the licensed product, as defined. The agreement also requires minimal royalty payments of $2,000,000 through November 2008, $3,250,000 from November 2008 through November 2010 and $4,250,000 from November 2010 through November 2012. In addition the agreement contains a provision for minimum promotional and advertising payments of 12.5% of gross sales (as defined) from June 2007 thru May 2008.

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

In April 2007, the Company was sued by RBCI Holdings Inc in U.S. District court, Southern District of N.Y. The complain seeks $150,000 plus 525,738 shares of common stock of the Company and re-assignment of the Rheingold license as damages for the alleged breach of the Asset Purchase Agreement, dated October 27, 2005. The Company has filed a motion to dismiss. If the motion is granted the plaintiff will likely file suit in state court. The Company believes that plaintiff overstated assets, understated liabilities and misrepresented revenue in connection with the asset sale. The Company plans to vigorously defend the suit.

In July 2007 the Company was sued by a former employee in Superior Court of Arizona, Maricopa County. The plaintiff sued for $8,125 of wages and $31,740 for reimbursement of expenses and other compensation and has asked for treble damages of the wage claim for a total of $61,133. The Company believes the maximum liability to be $15,000 to $20,000. The Company has had ongoing settlement discussions with the plaintiff.

In July 2007 the Company was sued in U.S. District Court, Southern District of N.Y. This is a newly instituted action wherein plaintiff seeks to effect the assignment of warrants for a total of 367,500 shares of the Company's common stock and also seeks unspecified damages for alleged breach of terms of the warrants. The Company is still assessing this claim, however it appears from our preliminary analysis that the suit will be vigorously defended

15. Subsequent Event

In July 2007 the Company issued 1,000 shares of our common stock as a bonus for work performed by an independent contractor.

In June 2007 a member of our Board of Directors was issued 40,000 shares of our common stock as compensation for serving on our Board. The aggregate value of the stock issued was $50,000 based on the market price on the date of issuance.

In June 2007, in connection with an endorsement agreement, the Company issued warrants to purchase 801,000 shares of the Company's common stock at a price of $1.284 per share. The warrants may be exercised ay any time up to June 14, 2017. The Company has determined, as of the date the warrant were issued, that the warrants had a value of $416,500 which is being amortized over the three year unextended term of the endorsement agreement. The warrant has cashless exercise provisions.

In July 2007 the Company borrowed $359,000 from our CEO for working capital purposes. Although there is no formal documentation for this loan both parties informally agreed to accrue interest based on equivalent terms as its short term financing (see Note 8(a)).