Form 10QSB
period 2007-07-31
DRINKS AMERICAS HOLDINGS, LTD
filed 2007-09-14
CIK 873540

DRINKS AMERICAS HOLDINGS, LTD
AND AFFILIATES

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2007

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

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Report on Form 10-QSB to "we", "us", "our" and the Company
are to Drinks Americas Holdings, Ltd., a Delaware corporation and formerly Gourmet Group, Inc., a Nevada corporation, and its majority owned subsidiaries Drinks Americas, Inc., Drinks Global Imports, LLC, D.T. Drinks, LLC., Maxmillian Mixers, LLC, and Maxmillian Partners, LLC.

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

PART 1 FINANCIAL INFORMATION

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED BALANCE SHEETS (Unaudited)
AS OF JULY 31, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$5,264
Accounts receivable, net of allowance	1,151,801
Inventories	2,895,983
Other current assets	622,362

Total current assets	4,675,410

Property and Equipment, at cost less accumulated
depreciation and amortization	118,288

Investment in Equity Investees	61,636

Intangible assets, net of accumulated amortization	844,095

Deferred loan costs, net	38,763

Other	780,803

$6,518,995
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,845,453
Notes and loans payable	1,632,086
Accrued expenses	1,057,038
Amounts received for shares to be issued	20,000

Total current liabilities	4,554,577

Long-term debt, less current maturities	250,000

4,804,577

Shareholders' equity:
Preferred Stock, $0.001 par value; 1,000,000 shares
authorized; none issued	-
Common Stock, $0.001 par value; 100,000,000 shares authorized:
issued and outstanding 79,598,410	79,598
Additional paid-in capital	29,452,239
Accumulated deficit	(27,817,419)
1,714,418

$6,518,995

See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended
	July 31,
	2007	2006

Net sales	$1,307,115	$336,305

Cost of sales	837,466	214,085

Gross margin	469,649	122,220

Selling, general &
administrative expenses	1,985,275	865,510

Loss before other income
(expense):	(1,515,626)	(743,290)

Other income (expense):
Interest	(52,624)	(89,130)
Other	(349)	1,399
	(52,973)	(87,731)

Net Loss	$(1,568,599)	$(831,021)

Net loss per share
(Basic and Diluted)	$(0.02)	$(0.01)

Weighted average number
of common shares
(basic and diluted)	79,577,562	62,739,398

See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JULY 31, 2007

	2007	2006

Cash Flows From Operating Activities:
Net loss	$(1,568,599)	$(831,021)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	40,848	29,685
Stock and warrants issued for services of
vendors, directors and interest payments	50,741	272,700
Changes in operating assets and liabilities:
Accounts receivable	(264,122)	74,201
Due from factor	-	37,592
Inventories	(643,609)	(725,242)
Other current assets	344,510	(125,160)
Other assets	40,318	-
Accounts payable	351,277	384,902
Accrued expenses	(184,366)	79,954

Net cash used in operating activities	(1,833,002)	(802,389)

Cash Flows From Financing Activities:
Proceeds from the sale of common stock issued and to be issued	-	150,000
Proceeds from debt	868,498	679,149
Repayment of debt		(153,420)
Payments for loan costs	(25,000)	(50,220)

Net cash provided by financing activities	843,498	625,509

Net decrease in cash and equivalents	(989,504)	(176,880)

Cash and equivalents - beginning	994,768	397,766

Cash and equivalents - ending	$5,264	$220,886

Supplemental disclosure of non-cash investing
and financing transactions:

Increase in other assets and additional paid in capital
equal to the value of warrants issued	$416,250	$-

Conversion of accrued expenses into
shares of common stock	$14,301	$-

Supplemental disclosure of cash flow information:
Interest paid	$17,930	$31,410

Income taxes paid	$-	$-

See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation and Nature of Business

Basis of presentation

On March 9, 2005 the shareholders of Drinks Americas, Inc. ("Drinks") a company engaged in the business of importing and distributing unique, premium alcoholic and non-alcoholic beverages associated with icon entertainers and celebrities, to beverage wholesalers throughout the United States, acquired control of Drinks Americas Holdings, Ltd. ("Holdings"). Holdings was incorporated in the State of Delaware on February 14, 2005. On March 9, 2005 (the "Acquisition Date") Holdings merged with Gourmet Group, Inc., ("Gourmet"), a publicly traded Nevada corporation, which resulted in Gourmet shareholders acquiring 1 share of Holdings' common stock in exchange for 10 shares of Gourmet's common stock. Both Holdings and Gourmet were considered "shell" corporations, as Gourmet had no operating business on the date of the share exchange, or for the previous three years. Pursuant to the June 9, 2004 Agreement and Plan of Share Exchange among Gourmet, Drinks and the Drinks' shareholders, Holdings, with approximately 4,058,000 shares of outstanding common stock, issued approximately 45,164,000 additional shares of its common stock on March 9, 2005 to the common shareholders of Drinks and to the members of its affiliate, Maxmillian Mixers, LLC ('Mixers'), in exchange for all of the outstanding Drinks' common shares and Mixers' membership units, respectively. As a result Maxmillian Partners, LLC, ("Partners"), which owned 99% of the Drinks' outstanding common stock and approximately 55% of Mixers' outstanding membership units, became Holding's controlling shareholder with approximately 87% of Holding's outstanding common stock. For financial accounting purposes this business combination has been treated as a reverse acquisition, or a recapitalization of Partners' subsidiaries (Drinks and Mixers).

Partners, which was organized as a Delaware limited liability company on January 1, 2002 and incorporated Drinks in Delaware on September 24, 2002, subsequent to March 9, 2005 transferred all of its Holding's shares to its members as part of a plan of liquidation.

On March 11, 2005 Holdings and an individual organized Drinks Global Imports, LLC ("DGI"). Holdings owns 90% of the membership units and the individual, who is the president of DGI, owns 10%. DGI's business is to import wines from various parts of the world and sell them to distributors throughout the United States. In May 2006 Holdings organized D.T. Drinks, LLC ("DT Drinks"), a New York limited liability company, for the purpose of selling certain alcoholic beverages.

The accompanying consolidated balance sheet as of July 31, 2007 and the results of operations and cash flows for the three months ended July 31, 2007 and 2006 reflect Holdings and its majority-owned subsidiaries and Partners (collectively, the "Company"). All intercompany transactions and balances in these financial statements have been eliminated in consolidation. The amount of common and preferred shares authorized, issued and outstanding as of July 31, 2007 is those of Holdings.

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. Although the Company has shareholders' equity of $1,714,418 as of July 31, 2007, we have incurred significant operating losses and negative cash flows since inception. During the three months ended July 31, 2007, the Company sustained a net loss of $1,568,599 and used $1,833,002 cash in operating activities. We have increased our working capital as a result of our January 2007 private placement of our common stock. In addition we have improved our liquidity by extinguishing a significant amount of debt by exchanging it for our common stock. We will need to continue to carefully manage our working capital and our business decisions will continue to be influenced by our working capital requirements. We will need additional financing which may take the form of equity or debt. We anticipate that increased sales revenues will help to some extent. In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of July 31, 2007, its results of operations for the three months ended July 31, 2007 and 2006 and its cash flows for the three months ended July 31, 2007 and 2006. Pursuant to the rules and regulations of the SEC for the interim financial statement, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the other information in the Form 10-KSB.

Nature of Business

Through our majority-owned subsidiaries, Drinks, DGI and DT Drinks, we import, distribute and market unique, premium alcoholic and non-alcoholic beverages associated with icon entertainers, celebrities and destinations, to beverage wholesalers throughout the United States.

2. Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Accordingly, actual results may differ from those estimates.

Significant Accounting Policies

We believe the following significant accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the consolidated financial statements:

The Company recognizes revenues when title passes to the customer, which is generally when products are shipped.

The Company recognizes revenue dilution from items such as product returns, inventory, credits, discounts and other allowances in the period that such items are first expected to occur. The Company has not realized material amounts of revenue dilution in the periods covered by this report. In this regard, the Company does not offer its clients the opportunity to return products for any reason other than manufacturing defects. No material amounts of product returns have occurred during this fiscal year. In addition, the Company does not offer incentives to its customers to either acquire more products or maintain higher inventory levels of products than they would in the ordinary course of business. The Company assesses levels of inventory maintained by its customers through telephone communications with its customers and believes that most maintain low levels of inventory of its products. Furthermore, it is the Company's policy to accrue for material post shipment obligations and customer incentives in the period the related revenue is recognized. As of July 31, 2007 there were no such amounts to accrue.

Accounts receivable are recorded at original invoice amount less an allowance for un-collectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on the collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations.

The Company computes earnings per share under the provisions of SFAS No. 128, Earnings per Share, whereby basic earnings per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased to assume exercise of potentially dilutive and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the three months ended July 31, 2007 and 2006, the diluted earnings per share amounts equal basic earnings per share because the Company had net losses and the impact of the assumed exercise of contingently issuable shares would have been anti-dilutive.

3. Inventories

As of July 31, 2007 Inventories consisted of the following:

Raw materials	$805,959
Finished goods	2,090,024

$2,895,983

4. Other Current Assets

As of July 31, 2007, Other Current Assets consisted of the following:

Prepaid inventory purchases	$395,407
Overpayment on letters of credit	98,571
Prepaid insurance	13,263
Deferred interest expense	22,942
Other	92,179

$622,362

5. Other Long Term Assets

In August 2006, in connection with an agreement with one of its sales consultants the Company issued warrants to purchase 100,000 shares of Holdings common stock at an exercise price of $0.60 per share. The warrants may be exercised at any time up to five years from the date of the agreement. The Company determined, as of the date the warrants were issued, that the warrants had a value of $18,000 which is being amortized over one year which is the benefit period of such warrants. In addition, under the terms of the agreement, the consultant received 175,000 shares of Holdings common stock which were valued at $107,000 based on the market price of the stock at the date of the agreement. The value of stock issued is being amortized over the five year life of the consulting agreement. The unamortized value of the warrants and stock at July 31, 2007 aggregated $85,290. The consultant is to receive an additional 100,000 warrants for each contract year with an exercise price to be determined by the Company's board of directors. No cost for the value of the warrants currently issuable has been made since the exercise price has not been determined.

In February 2007, the Company entered into a five year agreement with a consulting company to provide certain financial advisory services. The Company paid $300,000 for such services which are being amortized over the five year life of the agreement. At July. 31, 2007 the unamortized balance of the agreement aggregated $270,411.

In June 2007, in connection with an endorsement agreement, the Company issued warrants to purchase 801,000 shares of the Company's common stock at a price of $1.284 per share. The warrants may be exercised ay any time up to June 14, 2017. The Company has determined, as of the date the warrants were issued, that the warrants had a value of $416,500 which is being amortized over the three year unextended term of the endorsement agreement. The warrants have cashless exercise provisions. At July 31, 2007 the unamortized balance of the agreement aggregated $400,379.

6. Debt

Notes and Loans Payable consist of the following at July 31, 2007:

Due to RBCI(a)	$500,000
Convertible note(b)	250,000
Revolving finance facility(c)	773,086
Due to Officer(d)	359,000

1,882,086
Less current portion	1,632,086

Long-term debt	$250,000

(a) On October 27, 2005, the Company acquired certain assets of Rheingold Beer ("Rheingold") and assumed certain obligations from Rheingold Brewing Company, Inc. ("RBCI"). Holdings issued 724,638 shares of common stock with a fair value of approximately $650,000 to RBCI and assumed approximately $142,000 of their liabilities and are contractually obligated to RBCI to issue an additional $500,000; payable in Holdings common stock with a value of $350,000 and $150,000 cash, accruing no interest. The obligation due RBCI was originally due on October 27, 2006. Due to nonpayment of the balance as a result of disagreements over certain of the acquired assets and liabilities, the Company was sued by RBCI (see Note 12).

(b) In October 2006, the Company borrowed $250,000 and issued a convertible promissory note in like amount. The due date of the loan was extended by the Company to October 2008, from October 2007, in accordance with the terms of the original note agreement. The note is convertible into shares of our common stock at $0.60 per share. The note bears interest at 12% per annum and is payable quarterly commencing January 2007. At the option of the lender, interest can be paid in shares of Company common stock. In May and July, 2007 the Company issued the note holder 23,836 and 12,470 shares, respectively, of Holdings common stock to satisfy an aggregate of $21,783 of interest accrued through July 10, 2007. In connection with this borrowing we issued warrants to purchase 250,000 shares of our common stock for $0.60 per share. These warrants are currently exercisable for a five-year period. The Company had determined, as of the date the notes were issued, the warrants had a value of $48,000 which is being expensed over the life of the related debt. The terms of the note enables the holder to convert such security into common stock of the Company at a price of $0.60 per share, which was at a discount to the market price of the common stock at the date convertible. At issuance, the convertible note was convertible into shares of the Company's common stock with an aggregate value which exceeded the amount of proceeds allocated to the convertible note by $58,000. This discount is also being amortized over the life of the related promissory note.

(c) In June 2006 the Company entered into a $10 million, three year, asset-based revolving finance facility with BACC (a division of Sovereign Bank) which is used for working capital purposes. Interest on the line accrues at 1.5% above the prime rate. The facility is secured by a first security interest in the assets of the Company other than those of DT Drinks of which it has a subordinate interest to Production Finance International, LLC ("PFI") (see below). At July 31, 2007 $773,086 is outstanding on this facility.

Also in June 2006, the Company entered into a $1.5 million purchase order financing facility with PFI to be used to finance the acquisition of certain inventory. The facility bears interest at 5% plus prime per annum on amounts advanced. PFI has a first security interest in the assets of DT Drinks. At July, 2007 there are no amounts due PFI.

(d) In July 2007 the Company borrowed an aggregate of $359,000 from our CEO for working capital purposes. The notes bear interest at 12% per annum. In August 2007 the Company borrowed an additional $75,000 for working capital purposes from our CEO on equivalent terms.

7 Accrued Expenses

Payroll and consulting fees owed to officers,
directors and shareholders	$498,237
Compensation to Board of Directors	50,000
All other payroll, consulting and commissions	146,822
Interest	17,969
Others	344,010

$1,057,038

8. Shareholders' Equity

In June 2007, our Board of Directors adopted our 2005 Stock Incentive Plan (the "Plan"). The total number of shares of our Common Stock that may be subject to awards under the Plan is 7,000,000 shares. No awards have been granted under the Plan. We expect to submit the Plan to our stockholders for approval within 12 months of the Plan's adoption by the Board.

Outstanding warrants as of July 31, 2007 to purchase an aggregate of 8,063,868 shares of Holdings common stock were outstanding as follows:

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

In October and November 2006, the Company sold 1,750,000 shares of its common stock for $1,050,000 to investors. Greenwich Beverage Group, LLC ("Greenwich"), an entity controlled by a member of the Company's board of directors, acquired 333,333 shares of common stock for $200,000. Resale of 1,000,000 of these shares issued to an unrelated entity is covered in the Registration Statement. In addition, these investors were issued warrants, exercisable for five years from the date of the investments, to purchase 875,000 (Greenwich was issued 166,667) shares of common stock at a price of $1.25 per share. The Company has the option to redeem up to 50% of the warrants at anytime prior to exercise at a price of $0.50 per warrant.

In October 2006, as disclosed in Note 6, in connection with a $250,000 convertible note, the Company issued warrants to purchase 250,000 shares of Holdings common stock at an exercise price of $0.60 per share. The warrants may be exercised at any time up to five years from the date of the agreement.

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

Warrants issued in connection with convertible notes issued between December 2005 and February 2006 to purchase an aggregate of 445,646 shares of Holding's common stock at an exercise price of $0.45 per share. The warrants may be exercised at any time up to five years from the date of the notes. Warrants to purchase 55,556 shares are owned by Greenwich and warrants to purchase 83,333 shares are owned by a significant shareholder of the Company.

Warrants were issued in connection with senior convertible notes which were issued between March and May 2005 to purchase an aggregate of 1,350,000 shares of Holdings common stock at a per share price of $0.45. These warrants also have cashless exercise provisions. The warrants may be exercised at any time up to five years from the date of the notes. Warrants to purchase 100,000 shares are owned by Greenwich. In December 2006 three of the warrant holders exercised their warrants under the cashless exercise provisions of the warrants receiving an aggregate of 402,587 shares of the Company's common stock. Warrants to purchase an aggregate of 820,000 shares of Holdings common stock remain outstanding.

Issuances of the Company's common stock, in addition to those disclosed in Note 6 for the 3 months ended July 31, 2007 are as follows:

In July 2007 the Company issued 1,000 shares of our common stock as a bonus for work performed by an independent contractor.

In June 2007 a member of our Board of Directors was issued 40,000 shares of our common stock as compensation for serving on our Board. The aggregate value of the stock issued was $50,000 based on the market price on the date the shares were granted.

9. Income Taxes

No provision for taxes on income is included in the accompanying statements of operations because of the net operating losses for each of the three months ended July 31, 2007 and 2006. Holdings and Drinks previously filed income tax returns on a June 30 and December 31 tax year, respectively; however, both companies applied for and received a change in tax year to April 30 and file a federal income tax return on a consolidated basis. The consolidated net operating loss carry forward as of July 31, 2007 is approximately $20,000,000, available to offset future years' taxable income expiring in various years through 2027.

A valuation allowance has been provided against the entire deferred tax asset due to the uncertainty of future profitability of the Company. Management's position with respect to the likelihood of recoverability of these deferred tax assets will be evaluated each reporting period.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows for the three months ended July 31, 2007 and 2006:

	2007	2006

Statutory federal tax (benefit) rate	(34.00%)	(34.00%)
Statutory state tax (benefit) rate	(4.00%)	(4.00%)
Valuation allowance	38.00%	38.00%

Effective income tax rate	-	-

10. Related Party Transactions

Related party transactions, in addition to those referred to in Notes 6 and 7, are as follows:

We incurred fees to a consulting company owned by a director of the Company, aggregating $25,000 for each of the three months ended July 31, 2007 and 2006. We owed the consulting company $81,248 at July 31, 2007.

For the three months ended July 31, 2007 we incurred legal fees of $21,000 to a director of the Company.

In connection with the Company's distribution and licensing agreements with its equity investee the Company incurred royalty expenses for the three months ended July 31, 2007 and 2006 of approximately $12,000 and $9,000, respectively.

11. Sales Concentration

For the three months ended July 31, 2007 two customers accounted for 17.8% and 15.3% of our net sales respectively. For the three months ended July, 31, 2006 two different customers accounted for 13.3% and 10.8% or our net sales.

12. Litigation

On or about July 19, 2006, Manhattan Beer Distributor, LLC, a wholesale distributor of beverages in the state of New York, initiated litigation in the Supreme Court of the State of New York in Bronx County (Index No. 17776-2006) against the Company. Plaintiff sued for approximately $87,000 plus interest, for alleged distribution services rendered both prior and subsequent to the acquisition of certain assets related to Rheingold Beer. We have answered the complaint and cross-claimed against RBCI Holdings, Inc., the entity that sold us the assets, for the portion of the complaint related to pre-acquisition services. We have completed the discovery phase of the litigation. There have been sporadic settlement negotiations which we expect to resume in the near future. In April 2007, RBCI Holdings Inc. initiated litigation against the Company in the U.S. District court, Southern District of N.Y. (No. 07-CV-02877). The plaintiff seeks, $150,000 plus 525,738 shares of common stock of the Company and re-assignment of the Rheingold license as damages for the alleged breach of the asset purchase agreement, related to the purchase of certain Rheingold assets. The Company has filed a motion to dismiss the complaint. The Company believes that plaintiff overstated assets, understated liabilities and misrepresented revenue in connection with the asset sale. The Company plans to vigorously defend the suit.

In July 2007, Michele Berg, a former employee of the Company, initiated litigation against the Company in Superior Court of Arizona, Maricopa County (CV 2006-019515). The plaintiff seeks $8,125 of unpaid wages and $31,740 for reimbursement of expenses and other compensation and has asked for treble damages of the wage claim for a total of $61,133. The Company plans to vigorously defend the suit.

On or about June 12, 2007, Phillip Kassai, formally affiliated with Sloan Equity Partners ("Sloan"), LLC initiated litigation in the US District Court (No. 07 CIV 5590) alleging that the Company failed to recognize the assignment to him and his subsequent exercise of two warrants allegedly issued by the Company to Sloan to purchase 300,000 shares and 67,500 shares of the Company's common stock. The Plaintiff has demanded that the Company affect these assignments and that he be awarded momentary unspecified damages for alleged breach of the terms of the warrants and such other relief as may be just and proper. The Company has filed an answer with counterclaims against the plaintiff. The Company plans to vigorously defend the suit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis summarizes the significant factors affecting our (1) consolidated results of operations for the three months ended July 31, 2007, compared to the three months ended July 31, 2006, and (2) financial liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Report, and the audited consolidated financial statements and notes included in Form 10-KSB, which Report was filed on August 8, 2007.

Three Months Ended July 31, 2007 and 2006:

Net Sales. Net sales were $1,307,115 for the three months ended July 31, 2007 compared to net sales of $336,305 for the three months ended July 31, 2006, an increase of 289%. The increase is due primarily to the launch of Trump Super Premium Vodka which commenced in the second quarter of fiscal 2007 as well the growth of the company's overall spirits and wine portfolio and the expansion nationally of the Newman's Own products.

Total Trump Super Premium Vodka sales aggregated $781,450 on 7,504 cases sold, which accounted for 59.8% of total dollar sales and 19.8% of total case sales for the three months ended July 31, 2007. Sales of all alcoholic products aggregated approximately $990,000 on 9,643 cases sold for the three months ended July 31, 2007 as compared to approximately $213,000 on 1,982 cases sold for the three months ended July 31, 2007. Net sales of our non-alcoholic product, Newman's Own sparking fruit beverages and sparkling waters increased to approximately $318,00, on 32,646 cases sold, in the first quarter of fiscal 2008 as compared to $123,000, on 13,363 cases sold, in the first quarter of fiscal 2007. The Company has modified the Newman's Own product eliminating the high fructose corn syrup and replacing it with pure cane sugar; Newman's Own is now kosher certified. The Company began a national expansion of the Newman's Own product line in the third quarter of our 2007 fiscal year. The Company has been able to sustain its inventory positon due to its financing facilities and sales growth.

Gross Margin. Gross margin was $469,649 for the first three months of fiscal 2008 (35.9% of net sales)an increase of $347,429 compared to gross margin of $122,220 (36.3% of net sales) for the first three months of fiscal 2007. The dollar increase in gross profit can be attributed to sales of Trump Super Premium Vodka and increased sales of our overall spirits and wine portfolio and Newman's Own Products. Trump Super Premium Vodka is sold at a substantially higher gross margin than a majority of our other products, this increase is offset by Newman's Own Products which is sold at a lower gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,985,275 for the three months ended July 31, 2007 compared to $865,510 for the three months ended July 31, 2006, an increase of $1,119,765. The increase in the current fiscal year is mainly due to selling and marketing expenses relating to Trump Super Premium Vodka. Charges relating to our short term financing which commenced in fiscal 2007 aggregated approximately $64,000 for the three months ended July 31, 2007 and $0 for the same period of our previous year. Travel expenses have also increased for the three months ended July 31, 2007 compared to the same period of the prior year. The increase is due to travel expenses relating to the launch of Trump Super Premium Vodka. In June 2007 the Company issued 40,000 shares of our common stock to a member of its board of directors, for serving on the board recognizing an expense of $50,000. The Company recognized an additional $50,000 in directors' fees for the three months ended July 31, 2007. For the three months ended July 31, 2006 no expense for directors' fees were recognized by the Company.

Other Income (Expense). Other Income (expense), which is predominantly interest expense, was $52,973 in the three months ended July 31, 2007 compared to $87,731 in the three months ended July 31, 2006. The decrease in expense is due to our reduction of long term debt.

Impact of Inflation

Inflation has not had a material effect on our results of operations.

Financial Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations and investing activities from our inception in fiscal 2003. Net losses for the three months ended July 31, 2007 and 2006 were $1,568,599 and $831,021, respectively. Cash used in operating activities for the three months ended July 31, 2007 was $1,833,002 compared to $802,389 for the three months ended July 31, 2006. This increase in cash used in fiscal 2008 was predominantly the result of costs relating to Trump Super Premium Vodka which was launched in the second quarter of fiscal 2007. We have funded our operations to date by bank borrowings, loans from shareholders and investors, and the proceeds from the sale of our common stock and warrants. In fiscal 2007 we satisfied long term debt together with interest aggregating $2,907,618, the majority of which was evidenced by convertible promissory notes, by the issuance and delivery of 5,864,146 shares of our common stock. Other expenses for salary, consulting fees and other items, in the aggregate amount of $3,053,207, were satisfied by the issuance and delivery of 2,350,724 shares of our common stock in fiscal 2007. In fiscal 2007, we also raised $8,680,835 by selling 6,944,446 shares of our common stock and warrants to purchase our shares of common stock.

In July 2007 the Company borrowed an aggregate of $359,000 from our CEO for working capital purposes. The notes bear interest at 12% per annum. In August 2007 the Company borrowed an additional $75,000 for working capital purposes from our CEO on equivalent terms.

In October 2006, the Company borrowed $250,000 and issued a convertible promissory note in like amount. This note is payable in October 2008 and is convertible into shares of our common stock at $0.60 per share. The note bears interest at 12% per annum and is payable quarterly commencing January 2007. At the option of the lender, interest can be paid in shares of Company common stock. In May and July, 2007 the Company issued the note holder 23,836 and 12,470 shares of Holdings common stock to satisfy an aggregate of $21,783 of interest accrued through July 10, 2007. In connection with this borrowing we issued warrants to purchase 250,000 shares of our common stock for $0.60 per share. These warrants are currently exercisable for a five-year period.

In June 2006, we entered into a $10 million, three-year, asset-based revolving credit facility with a financial institution to be used for working capital purposes. Under this line, we may borrow 85% of eligible accounts receivable and 30% of eligible inventory, as defined under the agreement. Interest on the line will accrue at 1.5% above the prime rate. Also, in June 2006, we entered into a secured purchase order financing facility with another financial institution. The amount we are able to borrow under these facilities will depend on our outstanding eligible accounts receivable, inventory and eligible purchase orders, respectively. Both of these facilities are secured by our assets. On July 21, 2007, $773,086 and $0 was outstanding on our revolving credit and purchase order facilities, respectively.

In November 2005 the Company entered into an eight-year licensing agreement for sales of Trump Super Premium Vodka. Under the agreement the Company is required to pay royalties on sales of the licensed product. The agreement requires minimal royalty payments through November 2012.

In fiscal 2003 we entered into a consulting agreement with a company, Marvin Traub & Associates ("MTA"), owned 100% by Marvin Traub, a member of the Board of Directors. Under the agreement, MTA is being compensated at the rate of $100,000 per annum. As of July 31, 2007, we were indebted to MTA in the amount of $81,248.

In December 2002, we entered into a consulting agreement with Mr. Shep Gordon which provides for payment of $120,000 per year to Mr. Gordon, payable through June 2009. As of July 31, 2007 the aggregate amount owed to Mr. Gordon was approximately $130,000. We have an informal understanding with Mr. Shep Gordon pursuant to which he has converted all or a portion of the consulting fees which we owe to him into shares of our common stock at a conversion price negotiated from time to time.

Under our agreements for Old Whiskey River LLC and Newman's Own we are obligated to pay royalties on sales of the respective products.

Since we were founded in 2002, the implementation of our business plan has been negatively affected by insufficient working capital. Business judgments have been substantially affected by the availability of working capital. Although our working capital position has been improved as a result of our January, 2007 private placement of our common stock and warrants, we will need to continue to carefully manage our working capital and our business decisions will continue to be influenced by our working capital requirements. Therefore, our short term business strategy will rely heavily on our cost efficient icon brand strategy and the resources available to us from our media and entertainment partners. We will continue to focus on those of our products which we believe will provide the greatest return per dollar of investment with the expectation that as a result of increases in sales and the resulting improvement in our working capital position, we will be able to focus on those products for which market acceptance might require greater investments of time and resources. To that end, our short-term focus will be, for alcoholic beverages, Trump Super Premium Vodka, Old Whiskey River Bourbon, Damiana, Aquila Tequila, our select label wines and, for the non-alcoholic beverages Newman's Own lightly sparkling fruit juice drinks and waters. In order for us to continue and grow our business, we will need additional financing which may take the form of equity or debt. There can be no assurance we will be able to secure the financing we require, and if we are unable to secure the financing we need, we may be unable to continue our operations. We anticipate that increased sales revenues will help to some extent, but we will need to obtain funds from equity or debt offerings, and/or from a new or expanded credit facility. In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business in fiscal 2008 and thereafter will be materially adversely affected.

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

PART II OTHER INFORMATION

Item 1 Legal Proceedings

On or about July 19, 2006, Manhattan Beer Distributor, LLC, a wholesale distributor of beverages in the state of New York, initiated litigation in the Supreme Court of the State of New York in Bronx County (Index No. 17776-2006) against the Company. Plaintiff sued for approximately 87,000 plus interest, for alleged distribution services rendered both prior and subsequent to the acquisition of certain assets related to Rheingold Beer. We have answered the complaint and cross-claimed against RBCI Holdings, Inc., the entity that sold us the assets, for the portion of the complaint related to pre-acquisition services. We have completed the discovery phase of the litigation. There have been sporadic settlement negotiations which we expect to resume in the near future. In April 2007, RBCI Holdings Inc. initiated litigation against the Company in the U.S. District court, Southern District of N.Y. (No. 07-CV-02877). The plaintiff seeks $150,000 plus 525,738 shares of common stock of the Company and re-assignment of the Rheingold license as damages for the alleged breach of the asset purchase agreement, related to the purchase of certain Rheingold assets. The Company has filed a motion to dismiss the complaint. The Company believes that plaintiff overstated assets, understated liabilities and misrepresented revenue in connection with the asset sale. The Company plans to vigorously defend the suit.

In July 2007, Michele Berg, a former employee of the Company, initiated litigation against the Company in Superior Court of Arizona, Maricopa County (CV 2006-019515). The plaintiff seeks $8,125 of unpaid wages and $31,740 for reimbursement of expenses and other compensation and has asked for treble damages of the wage claim for a total of $61,133. The Company plans to vigorously defend the suit.

On or about June 12, 2007, Phillip Kassai, formally affiliated with Sloan Equity Partners ("Sloan"), LLC initiated litigation in the US District Court (No. 07 CIV 5590) alleging that the Company failed to recognize the assignment to him and his subsequent exercise of two warrants allegedly issued by the Company to Sloan to purchase 300,000 shares and 67,500 shares of the Company's common stock. The Plaintiff has demanded that the Company affect these assignments and that he be awarded momentary unspecified damages for alleged breach of the terms of the warrants and such other relief as may be just and proper. The Company has filed an answer with counterclaims against the plaintiff. The Company plans to vigorously defend the suit.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Discussion of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of J. Patrick Kenny, President and Chief Executive Officer

31.2	Certification of Jeffrey Daub, Chief Financial Officer

32.1	Certification of J. Patrick Kenny, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Jeffrey Daub, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

September 14, 2007

DRINKS AMERICAS HOLDINGS, LTD.

	By:	/s/ J. Patrick Kenny
J. Patrick Kenny
President and Chief Executive Officer

By:	/s/ Jeffrey Daub
Jeffrey Daub
Chief Financial Officer