Form 10QSB
period 2007-10-31
DRINKS AMERICAS HOLDINGS, LTD
filed 2007-12-20
CIK 873540

DRINKS AMERICAS HOLDINGS, LTD
AND AFFILIATES

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED October 31, 2007

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

PART 1 FINANCIAL INFORMATION

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED BALANCE SHEETS (Unaudited)
AS OF October 31, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$14,090
Accounts receivable, net of allowance	918,875
Inventories	2,379,826
Other current assets	500,939

Total current assets	3,813,730

Property and Equipment, at cost less accumulated
depreciation and amortization	107,762

Investment in Equity Investees	61,636

Intangible assets, net of accumulated amortization	823,909

Deferred loan costs, net	33,318

Other	737,654

$5,578,009
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,402,289
Notes and loans payable	1,180,906
Loans payable-related party	474,621
Accrued expenses	1,172,256
Amounts received for shares to be issued	20,000

Total current liabilities	5,250,072

Shareholders' equity:
Preferred Stock, $0.001 par value; 1,000,000 shares
authorized; none issued	-
Common Stock, $0.001 par value; 100,000,000 shares authorized:
issued and outstanding 79,823,881 share	79,824
Additional paid-in capital	29,547,293
Accumulated deficit	(29,299,180)
327,937

$5,578,009

See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six months ended		Three months ended
	October 31,		October 31,
	2007	2006	2007	2006

Net sales	$2,782,971	$2,577,450	$1,475,856	$2,241,145

Cost of sales	1,712,434	1,461,223	874,968	1,247,138

Gross margin	1,070,537	1,116,227	600,888	994,007

Selling, general &
administrative expenses	4,004,435	2,744,326	2,019,160	1,878,816

Loss before other income
(expense):	(2,933,898)	(1,628,099)	(1,418,272)	(884,809)

Other income (expense):
Interest	(116,461)	(375,932)	(63,837)	(286,802)
Other	-	862	349	(537)
	(116,461)	(375,070)	(63,488)	(287,339)

Net Loss	$(3,050,359)	$(2,003,169)	$(1,481,760)	$(1,172,148)

Net loss per share
(Basic and Diluted)	$(0.04)	$(0.03)	$(0.02)	$(0.02)

Weighted average number
of common shares
(basic and diluted)	79,594,956	63,081,504	79,610,909	63,423,611

See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
SIX MONTHS ENDED OCTOBER 31, 2007

	2007	2006

Cash Flows From Operating Activities:
Net loss	$(3,050,359)	$(2,003,169)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	102,005	61,769
Stock and warrants issued for services of
vendors, directors and interest payments	130,741	887,083
Changes in operating assets and liabilities:
Accounts receivable	(31,196)	(1,780,819)
Due from factor	-	37,592
Inventories	(127,452)	(240,194)
Other current assets	465,933	(476,991)
Other assets	83,467	(135,915)
Accounts payable	908,113	372,664
Accrued expenses	(53,869)	472,214

Net cash used in operating activities	(1,572,617)	(2,805,766)

Cash Flows From Investing Activities:
Acquisition of property and equipment	-	(87,400)

Cash Flows From Financing Activities:
Proceeds from the sale of common stock issued and to be issued	-	500,000
Proceeds from debt	658,727	3,032,843
Repayment of debt	(16,788)	(50,000)
Advances on letters of credit	-	(770,646)
Payments for loan costs	(50,000)	(38,916)

Net cash provided by financing activities	591,939	2,673,281

Net decrease in cash and equivalents	(980,678)	(219,885)

Cash and equivalents - beginning	994,768	397,766

Cash and equivalents - ending	$14,090	$177,881

Supplemental disclosure of non-cash investing
and financing transactions:

Increase in other assets and additional paid in capital
equal to the value of warrants issued	$416,250	$-

Conversion of long-term debt and accrued interest into
shares of common stock	$29,583	$453,813

Supplemental disclosure of cash flow information:
Interest paid	$37,506	$37,426

Income taxes paid	$-	$-

See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation and Nature of Business

Basis of presentation

On March 9, 2005 the shareholders of Drinks Americas, Inc. ("Drinks") a company engaged in the business of importing and distributing unique, premium alcoholic and non-alcoholic beverages associated with icon entertainers and celebrities, to beverage wholesalers throughout the United States, acquired control of Drinks Americas Holdings, Ltd. (“Holdings”). Holdings was incorporated in the State of Delaware on February 14, 2005. On March 9, 2005 (the “Acquisition Date”) Holdings merged with Gourmet Group, Inc., (‘Gourmet”), a publicly traded Nevada corporation, which resulted in Gourmet shareholders acquiring 1 share of Holdings’ common stock in exchange for 10 shares of Gourmet’s common stock. Both Holdings and Gourmet were considered “shell” corporations, as Gourmet had no operating business on the date of the share exchange, or for the previous three years. Pursuant to the June 9, 2004 Agreement and Plan of Share Exchange among Gourmet, Drinks and the Drinks’ shareholders, Holdings, with approximately 4,058,000 shares of outstanding common stock, issued approximately 45,164,000 additional shares of its common stock on March 9, 2005 to the common shareholders of Drinks and to the members of its affiliate, Maxmillian Mixers, LLC (‘Mixers’), in exchange for all of the outstanding Drinks’ common shares and Mixers' membership units, respectively. As a result Maxmillian Partners, LLC, (“Partners”), which owned 99% of the Drinks’ outstanding common stock and approximately 55% of Mixers’ outstanding membership units, became Holding’s controlling shareholder with approximately 87% of Holding’s outstanding common stock. For financial accounting purposes this business combination has been treated as a reverse acquisition, or a recapitalization of Partners’ subsidiaries (Drinks and Mixers).

Partners, which was organized as a Delaware limited liability company on January 1, 2002 and incorporated Drinks in Delaware on September 24, 2002, subsequent to March 9, 2005 transferred all of its Holding’s shares to its members as part of a plan of liquidation.

On March 11, 2005 Holdings and an individual organized Drinks Global Imports, LLC (“DGI”). Holdings owns 90% of the membership units and the individual, who is the president of DGI, owns 10%. DGI’s business is to import wines from various parts of the world and sell them to distributors throughout the United States. In May 2006 Holdings organized D.T. Drinks, LLC (“DT Drinks”), a New York limited liability company, for the purpose of selling certain alcoholic beverages.

The accompanying consolidated balance sheet as of October 31, 2007 and the results of operations and cash flows for the six months ended October 31, 2007 and 2006 and the results of operations for the three months ended October 31, 2007 and 2006 reflect Holdings and its majority-owned subsidiaries and Partners (collectively, the “Company”). All intercompany transactions and balances in these financial statements have been eliminated in consolidation. The amount of common and preferred shares authorized, issued and outstanding as of October 31, 2007 is those of Holdings.

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. Although the Company has shareholders' equity of $327,937 as of October 31, 2007, we have incurred significant operating losses and negative cash flows since inception. During the six months ended October 31, 2007, the Company sustained a net loss of $3,050,359 and used $1,572,617 cash in operating activities. We have increased our working capital as a result of our January 2007 private placement of our common stock and our December 2007 private placement of our preferred stock. In addition, we have improved our liquidity by extinguishing a significant amount of debt by exchanging it for our common stock in previous periods. We will need to continue to carefully manage our working capital and our business decisions will continue to be influenced by our working capital requirements. We will need additional financing which may take the form of equity or debt. We anticipate that increased sales revenues will help to some extent. In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of October 31, 2007, its results of operations for the six and three months ended October 31, 2007 and 2006 and its cash flows for the six months ended October 31, 2007 and 2006. Pursuant to the rules and regulations of the SEC for the interim financial statement, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the other information in the Form 10-KSB.

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

The Company computes earnings per share under the provisions of SFAS No. 128, Earnings per Share, whereby basic earnings per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased to assume exercise of potentially dilutive and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the six and three months ended October 31, 2007 and 2006, the diluted earnings per share amounts equal basic earnings per share because the Company had net losses and the impact of the assumed exercise of contingently issuable shares would have been anti-dilutive.

3. Inventories

As of October 31, 2007 Inventories consisted of the following:

Raw materials	$830,037
Finished goods	1,549,789

$2,379,826

4. Other Current Assets

As of October 31, 2007, Other Current Assets consisted of the following:

Prepaid inventory purchases	$371,283
Prepaid insurance	10,479
Other	119,177

$500,939

5. Other Long Term Assets

In August 2006, in connection with an agreement with one of its sales consultants the Company issued warrants to purchase 100,000 shares of Holdings common stock at an exercise price of $0.60 per share. The warrants may be exercised at any time up to five years from the date of the agreement. The Company determined, as of the date the warrants were issued, that the warrants had a value of $18,000 which is being amortized over one year which is the benefit period of such warrants. In addition, under the terms of the agreement, the consultant received 175,000 shares of Holdings common stock which were valued at $107,000 based on the market price of the stock at the date of the agreement. The value of stock issued is being amortized over the five year life of the consulting agreement. The unamortized value of the stock at October 31, 2007 aggregated $79,803. The consultant is to receive an additional 100,000 warrants for each contract year with an exercise price to be determined by the Company’s board of directors. No cost for the value of the warrants currently issuable has been made since the exercise price has not been determined.

In February 2007, the Company entered into a five year agreement with a consulting company to provide certain financial advisory services. The Company paid $300,000 for such services which are being amortized over the five year life of the agreement. At October 31, 2007 the unamortized balance of the agreement aggregated $255,288.

In June 2007, in connection with an endorsement agreement, the Company issued warrants to purchase 801,000 shares of the Company’s common stock at a price of $1.284 per share. The warrants may be exercised ay any time up to June 14, 2017. The Company has determined, as of the date the warrants were issued, that the warrants had a value of $416,500 which is being amortized over the three year unextended term of the endorsement agreement. The warrants have cashless exercise provisions. At October 31, 2007 the unamortized balance of the agreement aggregated $368,096.

6. Debt

Notes and Loans Payable consist of the following at October 31, 2007:

Due to RBCI(a)	$500,000
Convertible note(b)	250,000
Revolving finance facility(c)	430,906

1,180,906
Less current portion	1,180,906

Long-term debt	$-

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

(b) In October 2006, the Company borrowed $250,000 and issued a convertible promissory note in like amount. The due date of the loan was extended by the Company to October 2008 from October 2007 in accordance with the terms of the original note agreement. The note is convertible into shares of our common stock at $0.60 per share. The note bears interest at 12% per annum and is payable quarterly. At the option of the lender, interest can be paid in shares of Company common stock. During the six months ended October 31, 2007 the Company issued the note holder an aggregate of 49,307 shares of Holdings common stock to satisfy an aggregate of $29,583 of interest accrued through October 10, 2007. In connection with this borrowing we issued warrants to purchase 250,000 shares of our common stock for $0.60 per share. These warrants are exercisable for a five-year period from the date of issuance. The Company had determined, as of the date the notes were issued, the warrants had a value of $48,000 which is being expensed over the life of the related debt. The terms of the note enables the holder to convert such security into common stock of the Company at a price of $0.60 per share, which was at a discount to the market price of the common stock at the date convertible. At issuance, the convertible note was convertible into shares of the Company's common stock with an aggregate value which exceeded the amount of proceeds allocated to the convertible note by $58,000. This discount was fully amortized as of October 31, 2007.

(c) In June 2006 the Company entered into a $10 million, three year, asset-based revolving finance facility with BACC (a division of Sovereign Bank) which is used for working capital purposes. Interest on the line accrues at 1.5% above the prime rate. The facility is secured by a first security interest in the assets of the Company other than those of DT Drinks of which it has a subordinate interest to Gateway Trade Finance, LLC (“Gateway”) (formerly Production Finance International, LLC) (see below). At October 31, 2007 $430,906 is outstanding on this facility.

Also in June 2006, the Company entered into a $1.5 million purchase order financing facility with Gateway to be used to finance the acquisition of certain inventory. The facility bears interest at 5% plus prime per annum on amounts advanced. Gateway has a first security interest in the assets of DT Drinks. At October 31, 2007 there are no amounts due Gateway.

7 Accrued Expenses

Accrued expenses consist of the following at October 31, 2007:

Payroll and consulting fees owed to officers,
directors and shareholders	$701,212
Compensation to Board of Directors	150,000
All other payroll, consulting and commissions	224,113
Interest	22,236
Others	74,695

$1,172,256

8. Shareholders' Equity

In June 2007, our Board of Directors adopted our 2005 Stock Incentive Plan (the “Plan”). The total number of shares of our Common Stock that may be subject to awards under the Plan is 7,000,000 shares. No awards have been granted under the Plan. We expect to submit the Plan to our stockholders for approval within 12 months of the Plan’s adoption by the Board.

Outstanding warrants as of October 31, 2007 to purchase an aggregate of 8,063,868 shares of Holdings common stock were outstanding as follows:

In June 2007, in connection with an endorsement agreement, the Company issued warrants to purchase 801,000 shares of the Company’s common stock at a price of $1.284 per share. The warrants may be exercised ay any time up to June 14, 2017.

On January 30, 2007 (the "Closing Date"), we sold to five investors (the "Investors") an aggregate of 4,444,444 shares of our common stock, at a price of $1.80 per share generating gross proceeds of $8,000,000 and warrants to purchase an aggregate of 3,777,778 shares of our common stock for a purchase price of $3.00 per share (the "Warrants"). The Warrants which are exercisable for a five year period commencing on the sixth month anniversary of the Closing Date, contain cashless exercise provisions, which apply in certain circumstances, and full ratchet anti-dilution provisions. Out of the gross proceeds of this Offering, we paid Midtown Partners & Co., LLC (the "Placement Agent") $640,000 in commissions and $160,000 for non-accountable expenses which were charged to equity. We will also pay the Placement Agent commissions equal to 10% of the purchase price of common stock acquired on the exercise of the Warrants, if and when that occurs. We also issued to the Placement Agent, warrants to acquire 444,444 shares of our common stock for a purchase price of $3.00 per share (the "Placement Agent Warrants"), which warrants are substantially similar to the Warrants issued to the Investors, except they do not contain full ratchet anti-dilution provisions. Under the terms of the agreement we filed a Registration Statement the “Registration Statement”) covering the resale of the shares of common stock issued to the Investors and the Placement Agent as well as the shares of common stock which may be purchased under the Warrant and the Placement Agent Warrant. Such Registration Statement was declared effective by the Securities and Exchange Commission under the Securities Exchange Act of 1934 on May 2, 2007. Our Chief Executive Officer, and one of our Directors, agreed that for a two-year period commencing on the Closing Date, they will not sell 10,000,000 (CEO) and 700,000 (the director) shares of our common stock which they now own. As a result of the private placement we consummated in December 2007, there were substantial modifications to the terms of the January 30, 2007 private placement (See Footnote 13).

In October and November 2006, the Company sold 1,750,000 shares of its common stock for $1,050,000 to investors. Greenwich Beverage Group, LLC (“Greenwich”), an entity controlled by a member of the Company’s board of directors, acquired 333,333 shares of common stock for $200,000. Resale of 1,000,000 of these shares issued to an unrelated entity is covered in the Registration Statement. In addition, these investors were issued warrants, exercisable for five years from the date of the investments, to purchase 875,000 (Greenwich was issued 166,667) shares of common stock at a price of $1.25 per share. The Company has the option to redeem up to 50% of the warrants at anytime prior to exercise at a price of $0.50 per warrant.

In October 2006, as disclosed in Note 6, in connection with a $250,000 convertible note, the Company issued warrants to purchase 250,000 shares of Holdings common stock at an exercise price of $0.60 per share. The warrants may be exercised at any time up to five years from the date of the agreement.

In August 2006, in connection with a consulting agreement the Company issued warrants to purchase 100,000 shares of Holdings common stock at an exercise price of $0.60 per share. The warrants may be exercised at any time up to five years from the date of the agreement. In addition, under the terms of the agreement the consultant received 175,000 shares of Holdings common stock which were issued in December 2006 and is to receive an additional 100,000 warrants for each contract year with an exercise price to be determined by the Company’s board of directors. No additional warrants have yet been issued under this agreement. The agreement is for three years with an automatic two year extension.

Warrants were issued in connection with convertible notes issued in July 2006 to purchase an aggregate of 300,000 of Holding’s common stock at an exercise price of $0.50 per share. The warrants were issued in lieu of interest payments.

In February 2006, the Company issued warrants to purchase 250,000 shares of common stock at a price of $0.56 per share to a consultant in connection with consulting services rendered the Company. The warrants are exercisable through February 2011.

Warrants issued in connection with convertible notes issued between December 2005 and February 2006 to purchase an aggregate of 445,646 shares of Holding’s common stock at an exercise price of $0.45 per share. The warrants may be exercised at any time up to five years from the date of the notes. Warrants to purchase 55,556 shares are owned by Greenwich and warrants to purchase 83,333 shares are owned by a significant shareholder of the Company.

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

Issuances of the Company’s common stock, in addition to those disclosed in Note 6 for the 6 months ended October 31, 2007 are as follows:

In October 2007 the Company issued 200,000 shares of our common stock with a value of $80,000 for payments towards legal fees (RBCI and other matters).

In July 2007 the Company issued 1,000 shares of our common stock as a bonus for work performed by an independent contractor.

In June 2007 a member of our Board of Directors was issued 40,000 shares of our common stock as compensation for serving on our Board. The aggregate value of the stock issued was $50,000 based on the market price on the date of issuance.

9. Income Taxes

No provision for taxes on income is included in the accompanying statements of operations because of the net operating losses. Holdings and Drinks previously filed income tax returns on a June 30 and December 31 tax year, respectively; however, both companies applied for and received a change in tax year to April 30 and file a federal income tax return on a consolidated basis. The consolidated net operating loss carry forward as of October 31, 2007 is approximately $20,000,000, available to offset future years' taxable income expiring in various years through 2027.

A valuation allowance has been provided against the entire deferred tax asset due to the uncertainty of future profitability of the Company. Management's position with respect to the likelihood of recoverability of these deferred tax assets will be evaluated each reporting period.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows for the six and three months ended October 31, 2007 and 2006:

	2007	2006

Statutory federal tax (benefit) rate	(34.00%)	(34.00%)
Statutory state tax (benefit) rate	(4.00%)	(4.00%)
Valuation allowance	38.00%	38.00%

Effective income tax rate	-	-

10. Related Party Transactions

Related party transactions, in addition to those referred to in Notes 6 and 7, are as follows:

We incurred fees to a consulting company owned by a director of the Company, aggregating $50,000 for each of the six months ended October 31, 2007 and 2006 and $25,000 for the three months ended October 31, 2007 and 2006. We owed the consulting company $106,246 at October 31, 2007.

For the six months ended October 31, 2007 we incurred legal fees of $21,000 to a director of the Company.

In connection with the Company's partnership agreements with an entity in which it has an equity interest, the Company incurred royalty expenses for the six months ended October 31, 2007 and 2006 of approximately $37,000 and $29,000 respectively and for the three months ended October 31, 2007 and 2006 of approximately $25,000 and $20,000, respectively.

From July through October 2007 the Company borrowed an aggregate of $480,621 from our Chief Executive Officer for working capital purposes. The borrowings bear interest at 12% per annum. As of October 31, 2007, $6,000 has been repaid. In November 2007 an additional $25,000 was advanced to the Company by our CEO of which the $25,000 was subsequently repaid. As of October 31, 2007 accrued interest on amounts owed to our CEO aggregated $15,648 which is included in accrued expenses on the accompanying balance sheet.

11. Sales Concentration

For the six months ended October 31, 2007 and 2006 one customer accounted for 11% and 30.1% of our net sales, respectively. For the six months and three months ended October 31, 2007 another customer accounted for 10% and 12% of our net sales, respectively. For the three months ended October 31, 2007 another customer accounted for 10% of our net sales.

12. Litigation

On or about July 19, 2006, Manhattan Beer Distributor, LLC, a wholesale distributor of beverages in the state of New York, initiated litigation in the Supreme Court of the State of New York in Bronx County (Index No. 17776-2006) against the Company. Plaintiff sued for approximately 87,000 plus interest, for alleged distribution services rendered both prior and subsequent to the acquisition of certain assets related to Rheingold Beer. We have answered the complaint and cross-claimed against RBCI Holdings, Inc., the entity that sold us the assets, for the portion of the complaint related to pre-acquisition services. We have completed the discovery phase of the litigation. There have been continuing settlement negotiations and a pre-trial conference in April 2008. In April 2007, RBCI Holdings Inc. initiated litigation against the Company in the U.S. District court, Southern District of N.Y. (No. 07-CV-02877). The plaintiff seeks, $150,000 plus 525,738 shares of common stock of the Company and re-assignment of the Rheingold license as damages for the alleged breach of the asset purchase agreement, related to the purchase of certain Rheingold assets. The Company has filed a motion to dismiss the complaint. The Company believes that plaintiff overstated assets, understated liabilities and misrepresented revenue in connection with the asset sale. The Company plans to vigorously defend the suit.

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

On or about June 12, 2007, Phillip Kassai, formally affiliated with Sloan Equity Partners (“Sloan”), LLC initiated litigation in the US District Court (No. 07 CIV 5590) alleging that the Company failed to recognize the assignment to him and his subsequent exercise of two warrants allegedly issued by the Company to Sloan to purchase 300,000 shares and 67,500 shares of the Company’s common stock. The Plaintiff has demanded that the Company affect these assignments and that he be awarded momentary unspecified damages for alleged breach of the terms of the warrants and such other relief as may be just and proper. The Company has filed an answer with counterclaims against the plaintiff. The Company plans to vigorously defend the suit.

13. Subsequent Event

On December 18, 2007 (the "Closing Date") we sold to three related investors (the "December Investors") an aggregate of 3,000 shares of our Series A Preferred Stock, $.001 par value (the "Preferred Stock"), at a cash purchase price of $1,000 per share, generating gross proceeds of $3,000,000 (the “December Financing”). The Preferred Stock is convertible into our common stock at $.50 per share, which if all of the Preferred Stock is converted, would result in the issuance of 6,000,000 shares of our common stock. The Preferred Stock has no voting or dividend rights.

Out of the gross proceeds of this Offering, we paid Midtown Partners & Co., LLC (the "Placement Agent") $180,000 in commissions and $30,000 for non-accountable expenses. We also issued to the Placement Agent, warrants to acquire 600,000 shares of our Common Stock for a purchase price of $.50 per share (the "Placement Agent Warrants"), which warrants are exercisable for a five year period and contain anti-dilution provisions in the case of stock splits and similar matters.

The financing that we consummated in January of 2007(the “January Financing”), provided participating investors (the “January Investors”) with rights to exchange the common stock they acquired in the January Financing for securities issued in subsequent financings consummated at a common stock equivalent of $2.00 per share or less. Under this provision, the January Investors have exchanged 4,444,444 shares of our common stock for 8,000 shares of our Preferred Stock, which Preferred Stock is convertible into an aggregate of 16,000,000 shares of our common stock. Also in the January Financing, the January Investors acquired warrants to purchase 3,777,778 shares of our common stock at an exercise price of $3.00 per share (the “January Warrants”). The January Warrants contain full ratchet anti-dilution provisions, as to both the exercise price and the number of shares purchasable under the warrants, which due to the December Financing, would have resulted in the January Warrants representing the right to acquire 22,666,668 shares of our common stock, i.e., an additional 18,888,890 shares (the “Warrant Increment”) at a reduced exercise price of $.50 per share. We have issued 5,000,000 shares of our common stock to the January Investors, in consideration of their waiver of the Warrant Increment (the “Waiver Shares”). This waiver will apply to future financings as well. The provisions of the January Warrants which result in the reduction of the exercise price remain in place and, as a result of the December Financing, the exercise price of the January Warrants have been reduced to $.50 per share. Each of our December Investors participated in the January Financing but not all of our January Investors participated in the December Financing.

We have agreed to use our best efforts to file, within 45 days of the closing date of the December Financing (the “Closing Date”), a Registration Statement covering the resale of the shares of our common stock issuable on the conversion of Preferred Stock issued to the December Investors and the January Investors, the Waiver Shares, and the shares of our common stock issuable on exercise of the Placement Agent Warrants, and to cause such Registration Statement to be declared effective by the Securities and Exchange Commission, within 90 days of the Closing Date subject to a thirty day extension in the event of a full review by the Securities and Exchange Commission(the “Required Registration Date”). In the event we do not satisfy these requirements in a timely fashion we will be subject to penalties, equal to 1% of the aggregate purchase price paid for the Preferred Stock, on the Required Registration Date and an additional 2% on each monthly anniversary of the Required Registration Date until the Registration Statement is declared effective by the SEC. Notwithstanding the foregoing, the aggregate maximum amount of the penalties that may be imposed for such failure is 6% of the aggregate cash investment in the December Financing, if such failure results from certain positions taken by the SEC during its review of our Registration Statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis summarizes the significant factors affecting our (1) consolidated results of operations for the six and three months ended October 31, 2007, compared to the six and three months ended October 31, 2006, and (2) financial liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Report, and the audited consolidated financial statements and notes included in Form 10-KSB, which Report was filed on August 8, 2007.

Six Months Ended October 31, 2007 and 2006:

Net Sales. Net sales were $2,782,971 for the six months ended October 31, 2007 compared to net sales of $2,577,450 for the six months ended October 31, 2006, an increase of 8%. The increase is due to the growth of the Company’s overall spirits and wine portfolio and the expansion nationally of our Newman’s Own products.

Total Trump Super Premium Vodka sales aggregated $1,552,000 on 16,097 cases sold, which accounted for 55.7% of total dollar sales and 20.6% of total case sales for the six months ended October 31, 2007. For the six months ended October 31, 2006 Trump Super Premium Vodka Sales aggregated $1,895,000 on 17,970 cases sold, which accounted for 73.5% of total dollar sales and 47.2% of total case sales. Sales of all alcoholic products aggregated $2,282,000 on 22,160 cases sold for the six months ended October 31, 2007 as compared to $2,460,000 on 22,650 cases sold for the six months ended October 31, 2006. Net sales of Old Whiskey River Bourbon aggregated $258,000 on 2,200 cases sold for the six months ended October 31, 2007 compared to net sales of $185,000 on 1,470 cases sold for the six months ended October 31, 2006. This represents a dollar increase of 39.5% and a case increase of 49.7%. Net sales of our international wines aggregated $331,000 on 2,230 cases sold for the six months ended October 31, 2007 compared to $234,000 on 1,700 cases for the six months ended October 31, 2006. This represents a dollar increase of 41.5% and a case increase of 31.1%. Net sales of our non-alcoholic product, Newman’s Own sparking fruit beverages and sparkling waters increased to $502,000, on 55,860 cases sold, in the six months ended October 31, 2007 as compared to $136,000, on 15,440 cases sold, in the six months ended October 31, 2006. The Company has modified the Newman’s Own product eliminating the high fructose corn syrup and replacing it with pure cane sugar; Newman’s Own is now kosher certified. The Company began an expansion into additional states of the Newman’s Own product line in the third quarter of our 2007 fiscal year. The case volume of our brands is increasing as the impact of the financing which occurred in January 2007 which has provided for inventory continues to take effect.

Gross Margin. Gross margin was $1,070,537 for the six months ended October 31, 2007 (38.5% of net sales) a decrease of $45,690 compared to gross margin of $1,116,227 (43.3% of net sales) for the six months ended October 31, 2006. The percentage decrease is due to an increase in sales on a percentage basis of our Newman’s Own Products which is sold at a significantly lower gross margin than our alcoholic products (19% and 20% for the six months ended October 31, 2007 and 2006, respectively). Gross profit percentage for our alcoholic brands decreased from 45% for the six months ended October 31, 2006 to 42% for the six months ended October 31, 2007. The decrease is largely due to the weakening dollar which has increased Trump Vodka component costs; the introduction of Trump 1.75 liters; price support for Trump Super Premium Vodka in order to attain competitive pricing; as well as an increase in the sales of our alcoholic products other than Trump Super Premium Vodka which is sold at a higher gross profit than our other alcoholic products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4,004,435 for the six months ended October 31, 2007 compared to $2,744,326 for the six months ended October 31, 2006, an increase of $1,260,109. The increase in the current fiscal year is predominantly due to selling expenses and marketing expenses relating to Trump Super Premium Vodka which commenced in October 2006 including increased promotional support. These expenses are expected to be reduced. Wages have increased for the six months ended October 31, 2007 by approximately $170,000 over the same period of the prior year due to the summer Newman’s sales staff and the addition of three people to our sales and internal work force. In June 2007 the Company issued 40,000 shares of our common stock to a member of its board of directors, for serving on the board resulting in an expense of $50,000. The Company recognized an additional $150,000 in directors’ fees for the six months ended October 31, 2007. For the six months ended October 31, 2006 no expense for directors’ fees were recognized by the Company.

Other Income (Expense). Other Income (expense), was ($116,461) in the three months ended July 31, 2007 compared to ($375,070) for the six months ended October 31, 2006. The decrease is due to the decrease in interest expense as a result of our reduction of long term debt.

Three Months Ended October 31, 2007 and 2006:

Net Sales. Net sales were $1,475,856 for the three months ended October 31, 2007 compared to net sales of $2,241,145 for the three months ended October 31, 2006, a decrease of 34.1%. The decrease is due to the sales recognized in October 2006 resulting from the introduction of Trump Super Premium Vodka in that month. Total Trump Super Premium Vodka sales aggregated $764,000 on 8,575 cases sold, which accounted for 51.7% of total dollar sales and 24.0% of total case sales for the three months ended October 31, 2007. For the three months ended October 31, 2006 Trump Super Premium Vodka Sales aggregated $1,874,000 on 17,970 cases sold, which accounted for 83.6% of total dollar sales and 88.6% of total case sales. Sales of all alcoholic products aggregated $1,286,000 on 12,517 cases sold for the three months ended October 31, 2007 as compared to $2,222,000 on 20,667 cases sold for the three months ended October 31, 2006. Net sales of Old Whiskey River Bourbon aggregated $190,000 on 1,700 cases sold for the three months ended October 31, 2007 compared to net sales of $119,000 on 1,042 cases sold for the three months ended October 31, 2006. This represents a dollar increase of 59.7% and a case increase of 51.8%. Net sales of our international wines aggregated $269,000 on 1,582 cases sold for the three months ended October 31, 2007 compared to $161,000 on 1,042 cases for the three months ended October 31, 2006. This represents a dollar increase of 67.1% and a case increase of 51.8%. Net sales of our non-alcoholic product, Newman’s Own sparking three months ended October 31, 2007 as compared to $16,000, on 2,080 cases sold, in the three months ended October 31, 2006. The Company has modified the Newman’s Own product eliminating the high fructose corn syrup and replacing it with pure cane sugar; Newman’s Own is now kosher certified. The Company began an expansion into several states of the Newman’s Own product line in the third quarter of our 2007 fiscal year.

Gross Margin. Gross margin was $600,888 for the three months ended October 31, 2007 (40.7% of net sales) a decrease of $393,119 compared to gross margin of $994,007 (44.4% of net sales) for the three months ended October 31, 2006. The percentage decrease is due to increased sales on a percentage basis of our Newman’s Own Products which is sold at a significantly lower gross margin than our alcoholic products. The decrease is also due to the weakening dollar; the introduction of Trump 1.75 liters; price support for Trump Super Premium Vodka in order to attain competitive pricing; as well as an increase in the sales of our alcoholic products other than Trump Super Premium Vodka which is sold at a higher gross profit than our other alcoholic products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2,019,160 for the three months ended October 31, 2007 compared to $1,878,816 for the three months ended October 31, 2006, an increase of $140,344. Selling and marketing expenses have increased $100,000 for the three months ended October 31, 2007 as compared to the same period of the previous year. The increase in the current fiscal year is due to selling expenses and marketing expenses relating to Trump Super Premium Vodka which commenced in October 2006 including increased promotional support. Wages have increased approximately $115,000 for the six months ended October 31, 2007 over the same period of the prior year due to our increase in personnel required for our expanding business. The Company recognized $100,000 in directors’ fees for the three months ended October 31, 2007. For the three months ended October 31, 2006 no expense for directors’ fees were recognized by the Company. Charges relating to our purchase order financing aggregated approximately $130,000 for the three months ended October 31, 2006 with no such charges incurred for the three months ended October 31, 2007.

Other Income (Expense). Other Income (expense), which is predominantly interest expense, was ($63,488) for the three months ended October 31, 2007 compared to ($287,339) for the three months ended October 31, 2006. The decrease in expense is due to our reduction of long term debt.

Impact of Inflation

Inflation has not had a material effect on our results of operations.

Financial Liquidity and Capital Resources

Although our working capital position has been improved as a result of our December 2007 Private Placement of our preferred stock, we will need to continue to carefully manage our working capital and our business decisions will continue to be influenced by our working capital requirements.

We have experienced net losses and negative cash flows from operations and investing activities from our inception in fiscal 2003. Net losses for the six months ended October 31, 2007 and 2006 were $3,050,359 and $2,003,169, respectively. Cash used in operating and investing activities for the six months ended October 31, 2007 was $1,572,617 compared to $2,893,166 for the six months ended October 31, 2006. This decrease in cash used in fiscal 2008 was predominantly the result of collections on accounts receivable as well as costs in fiscal 2007 relating to the launch of Trump Super Premium Vodka. We have predominantly funded our operations to date by bank borrowings, loans from shareholders and investors, and the proceeds from the sale of our common stock and warrants. In fiscal 2007 we satisfied long term debt together with interest aggregating $2,907,618, the majority of which was evidenced by convertible promissory notes, by the issuance and delivery of 5,864,146 shares of our common stock. Other expenses for salary, consulting fees and other items, in the aggregate amount of $3,053,207, were satisfied by the issuance and delivery of 2,350,724 shares of our common stock in fiscal 2007. In fiscal 2007, we also raised $8,680,835 by selling 6,944,446 shares of our common stock and warrants to purchase our shares of common stock.

On December 18, 2007 (the "Closing Date") we sold to three related investors (the "December Investors") an aggregate of 3,000 shares of our Series A Preferred Stock, $.001 par value (the "Preferred Stock"), at a cash purchase price of $1,000 per share, generating gross proceeds of $3,000,000 (the “December Financing”). The Preferred Stock is convertible into our common stock at $.50 per share, which if all of the Preferred Stock is converted, would result in the issuance of 6,000,000 shares of our common stock. The Preferred Stock has no voting or dividend rights. Out of the gross proceeds of this Offering, we paid Midtown Partners & Co., LLC (the "Placement Agent") $180,000 in commissions and $30,000 for non-accountable expenses. We also issued to the Placement Agent, warrants to acquire 600,000 shares of our Common Stock for a purchase price of $.50 per share (the "Placement Agent Warrants"), which warrants are exercisable for a five year period and contain anti-dilution provisions in the case of stock splits and similar matters. The financing that we consummated in January of 2007(the “January Financing”), provided participating investors (the “January Investors”) with rights to exchange the common stock they acquired in the January Financing for securities issued in subsequent financings consummated at a common stock equivalent of $2.00 per share or less. Under this provision, the January Investors have exchanged 4,444,444 shares of our common stock for 8,000 shares of our Preferred Stock, which Preferred Stock is convertible into an aggregate of 16,000,000 shares of our common stock. Also in the January Financing, the January Investors acquired warrants to purchase 3,777,778 shares of our common stock at an exercise price of $3.00 per share (the “January Warrants”). The January Warrants contain full ratchet anti-dilution provisions, as to both the exercise price and the number of shares purchasable under the warrants, which due to the December Financing, would have resulted in the January Warrants representing the right to acquire 22,666,668 shares of our common stock, i.e., an additional 18,888,890 shares (the “Warrant Increment”) at a reduced exercise price of $.50 per share. We have issued 5,000,000 shares of our common stock to the January Investors, in consideration of their waiver of the Warrant Increment (the “Waiver Shares”). This waiver will apply to future financings as well. The provisions of the January Warrants which result in the reduction of the exercise price remain in place and, as a result of the December Financing, the exercise price of the January Warrants have been reduced to $.50 per share. Each of our December Investors participated in the January Financing but not all of our January Investors participated in the December Financing. We have agreed to use our best efforts to file, within 45 days of the closing date of the December Financing (the “Closing Date”), a Registration Statement covering the resale of the shares of our common stock issuable on the conversion of Preferred Stock issued to the December Investors and the January Investors, the Waiver Shares, and the shares of our common stock issuable on exercise of the Placement Agent Warrants, and to cause such Registration Statement to be declared effective by the Securities and Exchange Commission, within 90 days of the Closing Date subject to a thirty day extension in the event of a full review by the Securities and Exchange Commission(the “Required Registration Date”). In the event we do not satisfy these requirements in a timely fashion we will be subject to penalties, equal to 1% of the aggregate purchase price paid for the Preferred Stock, on the Required Registration Date and an additional 2% on each monthly anniversary of the Required Registration Date until the Registration Statement is declared effective by the SEC. Notwithstanding the foregoing, the aggregate maximum amount of the penalties that may be imposed for such failure is 6% of the aggregate cash investment in the December Financing, if such failure results from certain positions taken by the SEC during its review of our Registration Statement.

From July through October 2007 the Company borrowed an aggregate of $480,621 from our Chief Executive Officer for working capital purposes. The borrowings bear interest at 12% per annum. As of October 31, 2007, $6,000 has been repaid. In November 2007 an additional $25,000 was advanced to the Company by our CEO which was subsequently repaid. As of October 31, 2007 accrued interest on amounts owed to our CEO aggregated $15,648 which is included in accrued interest on the accompanying balance sheet.

In October 2006, the Company borrowed $250,000 and issued a convertible promissory note in like amount. This note is payable in October 2008 and is convertible into shares of our common stock at $0.60 per share. The note bears interest at 12% per annum and is payable quarterly commencing January 2007. At the option of the lender, interest can be paid in shares of Company common stock. During the six months ended October 31, 2007 the Company issued the note holder an aggregate of 49,307 shares of our common stock to satisfy an aggregate of $29,583 of interest accrued through October 10, 2007. In connection with this borrowing we issued warrants to purchase 250,000 shares of our common stock for $0.60 per share. These warrants are exercisable for a five-year period from the date of issuance.

In June 2006, we entered into a $10 million, three-year, asset-based revolving credit facility with a financial institution to be used for working capital purposes. Under this line, we may borrow 85% of eligible accounts receivable and 30% of eligible inventory, as defined under the agreement. Interest on the line will accrue at 1.5% above the prime rate. Also, in June 2006, we entered into a secured purchase order financing facility with another financial institution. The amount we are able to borrow under these facilities will depend on our outstanding eligible accounts receivable, inventory and eligible purchase orders, respectively. Both of these facilities are secured by our assets. On October 31, 2007 $430,906 and $0 was outstanding on our revolving credit and purchase order facilities, respectively.

In November 2005 the Company entered into an eight-year partnership agreement for sales of Trump Super Premium Vodka. Under the agreement the Company is required to pay royalties on sales of the licensed product. The agreement requires minimal royalty payments through November 2012.

In fiscal 2003 we entered into a consulting agreement with a company, Marvin Traub & Associates ("MTA"), owned 100% by Marvin Traub, a member of the Board of Directors. Under the agreement, MTA is being compensated at the rate of $100,000 per annum. As of October 31, 2007, we were indebted to MTA in the amount of $106,246

In December 2002, we entered into a consulting agreement with Mr. Shep Gordon which provides for payment of $120,000 per year to Mr. Gordon, payable through June 2009. As of October 31, 2007 the aggregate amount owed to Mr. Gordon was approximately $160,000. We have an informal understanding with Mr. Shep Gordon pursuant to which he can convert all or a portion of the consulting fees which we owe to him into shares of our common stock at a conversion price negotiated from time to time.

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

PART II OTHER INFORMATION

Item 1 Legal Proceedings

On or about July 19, 2006, Manhattan Beer Distributor, LLC, a wholesale distributor of beverages in the state of New York, initiated litigation in the Supreme Court of the State of New York in Bronx County (Index No. 17776-2006) against the Company. Plaintiff sued for approximately 87,000 plus interest, for alleged distribution services rendered both prior and subsequent to the acquisition of certain assets related to Rheingold Beer. We have answered the complaint and cross-claimed against RBCI Holdings, Inc., the entity that sold us the assets, for the portion of the complaint related to pre-acquisition services. We have completed the discovery phase of the litigation. There have been continuing settlement negotiations and a pre-trial conference in April 2008. In April 2007, RBCI Holdings Inc. initiated litigation against the Company in the U.S. District court, Southern District of N.Y. (No. 07-CV-02877). The plaintiff seeks $150,000 plus 525,738 shares of common stock of the Company and re-assignment of the Rheingold license as damages for the alleged breach of the asset purchase agreement, related to the purchase of certain Rheingold assets. The Company has filed a motion to dismiss the complaint. The Company believes that plaintiff overstated assets, understated liabilities and misrepresented revenue in connection with the asset sale. The Company plans to vigorously defend the suit.

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

On or about June 12, 2007, Phillip Kassai, formally affiliated with Sloan Equity Partners (“Sloan”), LLC initiated litigation in the US District Court (No. 07 CIV 5590) alleging that the Company failed to recognize the assignment to him and his subsequent exercise of two warrants allegedly issued by the Company to Sloan to purchase 300,000 shares and 67,500 shares of the Company’s common stock. The Plaintiff has demanded that the Company affect these assignments and that he be awarded momentary unspecified damages for alleged breach of the terms of the warrants and such other relief as may be just and proper. The Company has filed an answer with counterclaims against the plaintiff. The Company plans to vigorously defend the suit.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

On December 18, 2007 (the "Closing Date") we sold to three related investors (the "December Investors") an aggregate of 3,000 shares of our Series A Preferred Stock, $.001 par value (the "Preferred Stock"), at a cash purchase price of $1,000 per share, generating gross proceeds of $3,000,000 (the “December Financing”). The Preferred Stock is convertible into our common stock at $.50 per share, which if all of the Preferred Stock is converted, would result in the issuance of 6,000,000 shares of our common stock. The Preferred Stock has no voting or dividend rights. Out of the gross proceeds of this Offering, we paid Midtown Partners & Co., LLC (the "Placement Agent") $180,000 in commissions and $30,000 for non-accountable expenses. We also issued to the Placement Agent, warrants to acquire 600,000 shares of our Common Stock for a purchase price of $.50 per share (the "Placement Agent Warrants"), which warrants are exercisable for a five year period and contain anti-dilution provisions in the case of stock splits and similar matters. The financing that we consummated in January of 2007(the “January Financing”), provided participating investors (the “January Investors”) with rights to exchange the common stock they acquired in the January Financing for securities issued in subsequent financings consummated at a common stock equivalent of $2.00 per share or less. Under this provision, the January Investors have exchanged 4,444,444 shares of our common stock for 8,000 shares of our Preferred Stock, which Preferred Stock is convertible into an aggregate of 16,000,000 shares of our common stock. Also in the January Financing, the January Investors acquired warrants to purchase 3,777,778 shares of our common stock at an exercise price of $3.00 per share (the “January Warrants”). The January Warrants contain full ratchet anti-dilution provisions, as to both the exercise price and the number of shares purchasable under the warrants, which due to the December Financing, would have resulted in the January Warrants representing the right to acquire 22,666,668 shares of our common stock, i.e., an additional 18,888,890 shares (the “Warrant Increment”) at a reduced exercise price of $.50 per share. We have issued 5,000,000 shares of our common stock to the January Investors, in consideration of their waiver of the Warrant Increment (the “Waiver Shares”). This waiver will apply to future financings as well. The provisions of the January Warrants which result in the reduction of the exercise price remain in place and, as a result of the December Financing, the exercise price of the January Warrants have been reduced to $.50 per share. Each of our December Investors participated in the January Financing but not all of our January Investors participated in the December Financing. We have agreed to use our best efforts to file, within 45 days of the closing date of the December Financing (the “Closing Date”), a Registration Statement covering the resale of the shares of our common stock issuable on the conversion of Preferred Stock issued to the December Investors and the January Investors, the Waiver Shares, and the shares of our common stock issuable on exercise of the Placement Agent Warrants, and to cause such Registration Statement to be declared effective by the Securities and Exchange Commission, within 90 days of the Closing Date subject to a thirty day extension in the event of a full review by the Securities and Exchange Commission(the “Required Registration Date”). In the event we do not satisfy these requirements in a timely fashion we will be subject to penalties, equal to 1% of the aggregate purchase price paid for the Preferred Stock, on the Required Registration Date and an additional 2% on each monthly anniversary of the Required Registration Date until the Registration Statement is declared effective by the SEC. Notwithstanding the foregoing, the aggregate maximum amount of the penalties that may be imposed for such failure is 6% of the aggregate cash investment in the December Financing, if such failure results from certain positions taken by the SEC during its review of our Registration Statement.

In October 2007 the Company issued 200,000 shares of our common stock with a value of $80,000 for payments towards legal fees (RBCI and other matters

In July 2007 the Company issued 1,000 shares of our common stock as a bonus for work performed by an independent contractor.

In June 2007 a member of our Board of Directors was issued 40,000 shares of our common stock as compensation for serving on our Board. The aggregate value of the stock issued was $50,000 based on the market price on the date of issuance.

In June 2007, in connection with an endorsement agreement, the Company issued warrants to purchase 801,000 shares of the Company’s common stock at a price of $1.284 per share. The warrants may be exercised ay any time up to June 14, 2017.

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

December 20, 2007
DRINKS AMERICAS HOLDINGS, LTD.

	By:	/s/ J. Patrick Kenny
J. Patrick Kenny President and Chief Executive Officer

By:	/s/ Jeffrey Daub
Jeffrey Daub Chief Financial Officer