Form 10QSB
period 2008-01-31
DRINKS AMERICAS HOLDINGS, LTD
filed 2008-03-13
CIK 873540

DRINKS AMERICAS HOLDINGS, LTD
AND AFFILIATES

FORM 10-QSB

FOR THE QUARTER ENDED JANUARY 31, 2008

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheet	1
	Consolidated Statements of Operations	2
	Consolidated Statements of Cash Flows	3
	Notes to Consolidated Statements	4

Item 2.	Management Discussion and Analysis of Financial Condition And Results of Operations
		12

Item 3.	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Report on Form 10-QSB to "we", "us", "our" and the “Company” are to Drinks Americas Holdings, Ltd., a Delaware corporation and formerly Gourmet Group, Inc., a Nevada corporation, and its majority owned subsidiaries Drinks Americas, Inc., Drinks Global Imports, LLC, D.T. Drinks, LLC., Maxmillian Mixers, LLC, and Maxmillian Partners, LLC.

Cautionary Notice Regarding Forward Looking Statements

The disclosure and analysis in this Report contains some forward-looking statements. Certain of the matters discussed concerning our operations, cash flows, financial position, economic performance and financial condition, in particular, future sales, product demand, competition and the effect of economic conditions include forward-looking statements within the meaning of section 27A of the Securities Act of 1933, referred to herein as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, referred to herein as the Exchange Act.

Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions, are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures, distribution channels, profitability, new products, adequacy of funds from operations and other projections, and statements expressing general optimism about future operating results, and non-historical information, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved.

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

PART 1 FINANCIAL INFORMATION

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED BALANCE SHEETS (Unaudited)
AS OF JANUARY 31, 2008

ASSETS
Current Assets:
Cash and cash equivalents	$1,240,654
Accounts receivable, net of allowance	544,418
Inventories	2,091,245
Other current assets	684,397

Total current assets	4,560,714

Property and Equipment, at cost less accumulated depreciation and amortization	99,444

Investment in Equity Investees	61,636

Intangible assets, net of accumulated amortization	805,601

Deferred loan costs, net	27,874

Other	684,761

Total Assets	$6,240,030
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,114,967
Notes and loans payable	876,528
Loans payable-related party	303,969
Accrued expenses	1,432,195
Amounts received for shares to be issued	20,000
Total Current Liabilities	4,747,659

Shareholders' equity:
Preferred Stock, $0.001 par value; 1,000,000 shares
authorized; issued and outstanding 11,000 shares (redemption value $11,000,000)	11
Common Stock, $0.001 par value; 100,000,000 shares authorized:
issued and outstanding 80,429,437 shares	80,429
Additional paid-in capital	32,331,626
Accumulated deficit	(30,919,695)
Total Shareholders’ Equity	1,492,371

Total Liabilities and Shareholders’ Equity	$6,240,030

See accompanying notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine months ended		Three months ended
	January 31,		January 31,
	2008	2007	2008	2007

Net sales	$3,343,795	$5,258,723	$560,824	$2,681,273

Cost of sales	2,055,845	2,912,527	343,411	1,451,304

Gross margin	1,287,950	2,346,196	217,413	1,229,969

Selling, general & administrative expenses	5,816,760	7,521,649	1,812,325	4,777,322

Loss from Operations	(4,528,810)	(5,175,453)	(1,594,912)	(3,547,353)

Other income (expense):

Interest	(144,400)	(708,978)	(27,939)	(333,046)
Loss on Debt Extinguishment	—	(1,651,757)	—	(1,651,757)
Other	2,335	(19,515)	2,335	(20,377)
Net Other Expense	(142,065)	(2,380,250)	(25,604)	(2,005,180)

Net Loss	$(4,670,875)	$(7,555,703)	$(1,620,516)	$(5,552,533)

Net loss per share (Basic and Diluted)	$(.06)	$(.12)	$(.02)	$(.08)

Weighted average number of common shares (basic and diluted)	79,772,098	64,837,784	80,119,931	69,708,784

See accompanying notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine Months Ended January 31, 2008 and 2007

	January 31,	January 31,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(4,670,875)	$(7,555,703)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	134,075	99,148
Loss on extinguishment of debt	—	1,651,757
Stock and warrants issued for services of
vendors, directors and interest payments	105,283	2,057,690
Changes in operating assets and liabilities:
Accounts receivable	343,261	(1,510,638))
Due from factor	—	37,592
Inventories	161,129	(1,288,133))
Other current assets	282,475	(395,858))
Other assets	136,360	(122,112))
Accounts payable	645,791	266,537
Accrued expenses	231,475	1,670,731

Net cash used in operating activities	(2,631,022)	(5,088,989))

Cash Flows From Investing Activities:
Acquisition of property and equipment	—	(116,966))

Cash Flows From Financing Activities:
Proceeds from the sale of common stock issued and to be issued	—	8,680,835
Proceeds from sale of preferred stock	3,000,000	—
Proceeds from debt	503,982	3,118,625
Repayment of debt	(210,352)	(384,898)
Decrease in working capital revolver	(126,721)	—
Payments for costs associated with preferred stock issuance	(240,000)	—
Payments for loan costs	(50,000)	(38,915)

Net cash provided by financing activities	2,876,909	11,375,647

Net increase in cash and equivalents	245,886	6,169,692

Cash and equivalents - beginning	994,768	397,766

Cash and equivalents - ending	$1,240,654	$6,567,458

Interest paid	$67,573	$84,263

Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing
and financing transactions:

Increase in other assets and additional paid in capital
Equal to the value of warrants issued	$416,250	$—

Conversion of long-term debt and accrued interest into
shares of common stock	$29,583	$3,359,720

See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation and Nature of Business

Basis of Presentation

On March 9, 2005, (the “Acquisition Date”) the shareholders of Drinks Americas, Inc., ("Drinks") a company engaged in the business of importing and distributing unique premium wine and spirits and non-alcoholic beverages associated with icon entertainers and celebrities to beverage wholesalers throughout the United States, acquired control of Drinks Americas Holdings, Ltd. (“Holdings”). Holdings was incorporated in the State of Delaware on February 14, 2005. On the Acquisition Date, Holdings merged with Gourmet Group, Inc. (‘Gourmet”), a publicly traded Nevada Corporation, which resulted in Gourmet’s shareholders acquiring 1 share of Holdings common stock in exchange for 10 shares of the common stock of Gourmet. Both Holdings and Gourmet were considered “shell” corporations, as Gourmet had no operating business on the date of the share exchange, or for any of the previous three years. Pursuant to the June 9, 2004 Agreement and Plan of Share Exchange among Gourmet and Drinks and the Drinks’ shareholders, on the Acquisition Date, Holdings, with approximately 4,058,000 shares of outstanding common stock, issued approximately 45,164,000 additional shares of its common stock to the common shareholders of Drinks and to the members of its affiliate, Maxmillian Mixers, LLC (“Mixers”), in exchange for all of the outstanding common stock of Drinks and Mixers' membership units. As a result, Maxmillian Partners, LLC, (“Partners”), which owned 99% of Drinks outstanding common stock and approximately 55% of Mixers’ outstanding membership units, became Holding’s controlling shareholder (owning approximately 87% of Holding’s outstanding common stock). For financial accounting purposes, this business combination has been treated as a reverse acquisition, or a recapitalization of Partners’ subsidiaries, Drinks and Mixers.

Subsequent to the Acquisition Date, Partners, which was organized as a Delaware limited liability company on January 1, 2002 and incorporated Drinks in Delaware on September 24, 2002, transferred all its shares of Holdings to its members as part of a plan of liquidation.

On March 11, 2005, Holdings and another individual organized Drinks Global Imports, LLC (“DGI”). Holdings owns 90% of the membership units; the individual, who is the President of DGI, owns the remaining 10%. DGI imports wines from various parts of the world and sells them to distributors throughout the United States. In May 2006, Holdings organized D.T. Drinks, LLC (“DT Drinks”), a New York limited liability company, for the purpose of selling certain wine and spirits.

The accompanying consolidated balance sheet as of January 31, 2008, the results of operations and cash flows for the nine months ended January 31, 2008 and 2007, and the results of operations for the three months ended January 31, 2008 and 2007, reflect Holdings and its majority-owned subsidiaries and Partners (collectively, the “Company”). All intercompany transactions and balances in these financial statements have been eliminated in consolidation. The common and preferred shares authorized, issued, and outstanding as of January 31, 2008 and 2007, are those of Holdings.

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. Although the Company has shareholders' equity of $1,567,371 as of January 31, 2008, we have incurred significant operating losses and negative cash flows since inception. During the nine months ended January 31, 2008, the Company sustained a net loss of $4,670,875 compared with a net loss of $7,555,703 over the same period prior year, and used $2,631,023 in operating activities compared with $5,088,589 over the same period in the prior fiscal period. We have increased our working capital as a result of our December 2007 private placement of our preferred stock. In addition, we have improved our liquidity by extinguishing a significant amount of debt by exchanging it for our common stock in previous periods. We will need to continue to carefully manage our working capital and our business decisions will continue to be influenced by our working capital requirements. We will need additional financing which may take the form of equity or debt. We anticipate that increased sales revenues will help to some extent. In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of January 31, 2008, its results of operations for the nine and three months ended January 31, 2008 and 2007 and its cash flows for the nine months ended January 31, 2008 and 2007. Pursuant to the rules and regulations of the SEC for the interim financial statement, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the other information in the Form 10-KSB.

Nature of Business

Through our majority-owned subsidiaries, Drinks, DGI and DT Drinks, we import, distribute and market unique premium wine and spirits and alcoholic beverages associated with icon entertainers, celebrities and destinations, to beverage wholesalers throughout the United States.

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

The Company recognizes revenue dilution from items such as product returns, credits, discounts and other allowances in the period that such items are first expected to occur. The Company does not offer its clients the opportunity to return products for any reason other than manufacturing defects. In addition, the Company does not offer incentives to its customers to acquire more products or maintain higher inventory levels of products, than they would in the ordinary course of business. The Company assesses inventory levels through constant communication with our customers. It is the Company’s policy to recognize and accrue for material post shipment obligations and customer incentives in the period in which the related revenue is recognized.

Accounts receivable are recorded at original invoice amount, less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on the collectability of accounts receivable and previous bad debt experience. Accounts receivable balances are written off upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when payments are received on those accounts. Management believes that credit risks are not material to the financial position of the Company or results of its operations.

The Company computes earnings per share under the provisions of SFAS No. 128, Earnings per Share, whereby basic earnings (loss) per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased to assume exercise of potentially dilutive and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the nine and three months ended January 31, 2008 and 2007, diluted losses per share amounts equal basic losses per share because the impact of the assumed exercise of contingently issuable shares would have been anti-dilutive.

Recent accounting pronouncements

In September 2006, the Financial Accounts Standards Board issued SFAS No. 157, ‘‘ Fair Value Measurements ,’’ to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company’s financial position and results of operations.

3. Inventories

As of January 31, 2008, Inventories consist of the following:

Raw materials	$921,302
Finished goods	1,169,943

$2,091,245

4. Other current assets

As of January 31, 2008, other current assets consisted of the following:

Prepaid inventory	$407,271
Prepaid insurance	20,270
Other prepaid expenses	256,856

$684,397

 5. Long-term Assets

In August 2006, in connection with an agreement with one of its sales consultants, the Company issued warrants to purchase 100,000 shares of Holdings common stock at an exercise price of $0.60 per share. The warrants may be exercised at any time up to five years from the date of the agreement. The Company determined, as of the date the warrants were issued, that the warrants had a value of $18,000 which was amortized over the one year benefit period of such warrants. In addition, under the terms of the agreement, the consultant received 175,000 shares of Holdings common stock which were valued at $107,000 based on the market price of the stock at the date of the agreement. The value of stock issued is being amortized over the five year life of the consulting agreement. The unamortized value of the stock at January 31, 2008 was $90,950. The consultant is to receive an additional 100,000 warrants for each contract year with an exercise price to be determined by the Company’s board of directors. No cost for the value of the warrants currently issuable has been made since the exercise price has not been determined.

In February 2007, the Company entered into a five year agreement with a consulting company to provide certain financial advisory services. The Company prepaid $300,000 for such services. This amount is carried as a long-term asset and is being amortized over the five year life of the agreement. At January 31, 2008, the unamortized balance of the agreement is $240,164.

0n June 14, 2007, in connection with an endorsement agreement, the Company issued warrants to purchase 801,000 shares of the Company’s common stock at a price of $1.284 per share. The warrants may be exercised at any time up to June 14, 2017. The Company determined that the warrants had a value of $416,500, as of the date the warrants were issued, which is being amortized over the three year term of the endorsement agreement. The warrants have cashless exercise provisions. At January 31, 2008, the unamortized balance was $ 335,813. .

6. Notes and Loans Payable

Notes and loans payable consist of the following at January 31, 2008:

Due to RBCI, October 2006 (a)	$500,000
Convertible note, October 2008 (b)	250,000
Revolving finance facility BACC (c)	126,528
876,528
Less current portion	876,528

Long-term debt	$—

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

(b) In October 2006, the Company borrowed $250,000 and issued a convertible promissory note in like amount. The due date of the loan was extended by the Company to October 2008 from October 2007 in accordance with the terms of the original note agreement. The note is convertible into shares of our common stock at $0.60 per share. The note bears interest at 12% per annum and is payable quarterly. At the option of the lender, interest can be paid in shares of Company common stock. During the nine months ended January 31, 2008 the Company issued the note holder an aggregate of 49,307 shares of Holdings common stock to satisfy an aggregate of $29,583 of interest accrued through October 31, 2007. In February 2008 the Company paid the note holder an additional $7,742 for interest accrued through January 10, 2008. In connection with this borrowing we issued warrants to purchase 250,000 shares of our common stock for $0.60 per share. These warrants are exercisable for a five-year period from the date of issuance. The Company had determined, as of the date the notes were issued, the warrants had a value of $48,000 which is being expensed over the life of the related debt. The terms of the note enables the holder to convert such security into common stock of the Company at a price of $0.60 per share, which was at a discount to the market price of the common stock at the date convertible. At issuance, the convertible note was convertible into shares of the Company's common stock with an aggregate value which exceeded the amount of proceeds allocated to the convertible note by $58,000. This discount has been fully amortized.

(c) In June 2006, the Company entered into a $10 million, three year, working capital revolving finance facility with BACC, a division of Sovereign Bank. Interest on the line of credit is prime rate plus 1.5%, at January 31, 2008, 7.50%. The facility is secured by a first security interest in the assets of the Company (other than those of DT Drinks of which BACC's interest is subordinated to Gateway Trade Finance, LLC (“Gateway”) (formerly Production Finance International, LLC). At January 31, 2008, $126,528 is outstanding on this facility.

In June 2006 the Company entered into a $1.5 million purchase order revolving credit facility with Gateway for financing the acquisition of certain inventory. The facility bears interest at prime plus 5% (11% at January 31, 2008) per annum on amounts outstanding. Gateway has a first security interest in the assets of DT Drinks to the extent of this loan, as described above. At January 31, 2008 there are no amounts due Gateway.

7. Accrued Expenses

Accrued expenses consist of the following at January 31, 2008:

Payroll, director and consulting fees owed to officers, directors and shareholders	$438,295
All other payroll, consulting and commissions	520,506
Other accrued expenses	453,286
Accrued interest expense	20,108

Total Accrued Expenses	$1,432,195

8. Shareholders' Equity

On December 18, 2007 (the "Closing Date") the Company sold to three related investors (the "December Investors") an aggregate of 3,000 shares of our Series A Preferred Stock, $.001 par value (the "Preferred Stock"), at a cash purchase price of $1,000 per share, generating gross proceeds of $3,000,000 (the “December Financing”). The Preferred Stock is convertible into our common stock at $.50 per share, which, if all the Preferred Stock is converted, would result in the issuance of 6,000,000 shares of our common stock. The Preferred Stock has no voting or dividend rights. Out of the gross proceeds of the December Financing, we paid Midtown Partners & Co., LLC (the "Placement Agent") $180,000 in commissions and $30,000 for non-accountable expenses. We also issued, to the Placement Agent, warrants to acquire 600,000 shares of our Common Stock for a purchase price of $.50 per share (the "Placement Agent Warrants"), which warrants are exercisable for a five year period and contain anti-dilution provisions in the events of stock splits and similar matters. Both the commissions and expenses were accounted for as a reduction of Additional Paid in Capital.

The financing that we consummated in January 2007 (the “January Financing”) provided participating investors (the “January Investors”) rights to exchange the common stock they acquired for securities issued in subsequent financings which were consummated at a common stock equivalent of $2.00 per share or less. Under this provision, the January Investors have exchanged 4,444,444 shares of common stock for 8,000 shares of Preferred Stock (which Preferred Stock is convertible into an aggregate of 16,000,000 shares of our common stock). The 4,444,444 shares returned were accounted for as a reduction of Additional Paid in Capital and a reduction of Common Stock since the shares are to be cancelled. Also in the January Financing, the January Investors acquired warrants to purchase 3,777,778 shares of our common stock at an exercise price of $3.00 per share (the “January Warrants”). The January Warrants contain full ratchet anti-dilution provisions, as to both the exercise price and the number of shares purchasable under the warrants, which due to the December Financing, would have resulted in the January Warrants representing the right to acquire 22,666,668 shares of our common stock, i.e., an additional 18,888,890 shares (the “Warrant Increment”) at a reduced exercise price of $.50 per share. We have issued 5,000,000 shares of our common stock to the January Investors, in consideration of their waiver of the Warrant Increment (the “Waiver Shares”). This waiver will apply to future financings as well. The provisions of the January Warrants which result in the reduction of the exercise price remain in place and, as a result of the December Financing, the exercise price of the January Warrants have been reduced to $.50 per share. The value of the Waiver Shares was determined to be $1,650,000 which was the market value of the $5,000,000 shares which were issued in consideration of the waiver. Each of our December Investors participated in the January Financing but not all of our January Investors participated in the December Financing.

We agreed to use our best efforts to file a Registration Statement covering the resale of the shares of our common stock issuable on the conversion of Preferred Stock issued to the December Investors and the January Investors, the Waiver Shares, and the shares of our common stock issuable on exercise of the Placement Agent Warrants, within 45 days of the closing date of the December Financing (the “Closing Date”), and to cause such Registration Statement to be declared effective by the Securities and Exchange Commission, within 90 days of the Closing Date, subject to a thirty day extension in the event of a full review by the Securities and Exchange Commission (the “Required Registration Date”). We filed this Registration Statement on January 25, 2008 and it is currently under review.

Additional issuances of the Company’s common stock for the 9 months ended January 31, 2008, were as follows:

On January 17, 2008 the Company’s Chief Executive Officer (CEO) elected to convert $25,000 due him for compensation into shares of Company common stock at a price of $0.50 per share resulting in the Company issuing 50,000 shares to him.

In October 2007 the Company issued 200,000 shares of our common stock with a value of $80,000 for payments towards legal fees (RBCI and other matters).

In July 2007 the Company issued 1,000 shares of our common stock as a bonus for work performed by an independent contractor.

In June 2007 a member of our Board of Directors was issued 40,000 shares of our common stock as compensation for serving on the Board. The aggregate value of the stock issued was $50,000 based on the market price on the date of issuance.

In June 2007, the Board of Directors adopted the Company’s 2005 Stock Incentive Plan (the “Plan”). The total number of shares of Common Stock authorized for awards under the Plan is 7,000,000 shares. As of January 31, 2008 no awards have been granted under the Plan.

In addition, in February 2008 the company issued 380,000 shares of its common stock to Shep Gordon to satisfy $190,000 of consulting fees owed to Mr. Gordon as of January 31, 2008. The shares were issued in accordance with an informal agreement with Mr. Gordon. Also in February 2008 the Company issued 33,000 shares of its common stock to an individual who purchased the stock at $0.60 per share prior to January 31, 2008.

As of January 31, 2008, warrants to purchase 8,663,868 shares of Holdings common stock were outstanding, as follows:

The January Warrants, which are exercisable for a five year period commencing on the sixth month anniversary of the Closing Date, and contain cashless exercise provisions, which apply in certain circumstances. Also in connection with the January Financing we issued warrants to acquire 444,444 shares of our common stock for a purchase price of $3.00 per share to the Placement Agent. We also issued in our December Financing, to the Placement Agent, warrants to acquire 600,000 shares of our Common Stock for a purchase price of $.50 per share which warrants are exercisable for a five year period and contain anti-dilution provisions in the events of stock splits and similar matters.

In June 2007, as disclosed in Note 5 to the financial statements, in connection with an endorsement agreement, the Company issued warrants to purchase 801,000 shares of the Company’s common stock at a price of $1.284 per share. The warrants expire on June 14, 2017.

In October and November 2006, the Company sold 1,750,000 shares of its common stock for $1,050,000 to investors. Greenwich Beverage Group, LLC (“Greenwich”), an entity controlled by a member of the Company’s board of directors, acquired 333,333 shares of common stock for $200,000. In addition, these investors were issued warrants, exercisable for five years from the date of the investment, to purchase 875,000 (Greenwich was issued 166,667 of these) shares of common stock at a price of $1.25 per share. The Company has the option to redeem up to 50% of the warrants at anytime prior to exercise at a price of $0.50 per warrant.

In October 2006, as disclosed in Note 6 to the financial statements, in connection with borrowings of $250,000 in exchange for a convertible note, the Company issued warrants to purchase 250,000 shares of Holdings common stock, at an exercise price of $0.60 per share. The warrants expire five years from the date of the agreement.

In August 2006,as disclosed in Note 5 to the financial statements, in connection with a consulting agreement, the Company issued warrants to purchase 100,000 shares of Holdings common stock at an exercise price of $0.60 per share. The warrants expire five years from the date of the agreement.

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

9. Income Taxes

The Company does not expect any material changes to its tax position. Because of the valuation allowance discussed in the next paragraph, no provision for taxes on income is included in the accompanying statements of operations because of the net operating losses. Holdings and Drinks previously filed income tax returns on a June 30 and December 31 tax year, respectively; however, both companies applied for and received a change in tax year to April 30 and file a federal income tax return on a consolidated basis. The consolidated net operating loss carry forward as of January 31, 2008 is approximately $20,000,000, available to offset future years' taxable income expiring in various years through 2027.

A valuation allowance has been provided against the entire deferred tax asset due to the uncertainty of future profitability of the Company. Management's position with respect to the likelihood of recoverability of these deferred tax assets will be evaluated each reporting period.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows for the nine and three months ended January 31, 2008 and 2007:

	2008	2007
Statutory federal tax (benefit) rate	(34.00%)	(34.00%)
Statutory state tax (benefit) rate	(4.00%)	(4.00%)
Valuation allowance	38.00%	38.00%

Effective income tax rate	—	—

10. Related Party Transactions

Related party transactions are as follows:

We incurred fees to a consulting company owned by a director of the Company, of $75,000 for each of the nine months ended January 31, 2008 and 2007 and $25,000 for the three months ended January 31, 2008 and 2007. We owed the consulting company $131,425 at January 31, 2008.

For the nine months and three months ended January 31, 2008, we incurred legal fees of $57,633 and $36,633, respectively, to a director of the Company. We owe the director $18,333 at January 31, 2008.

For the nine and three months ended January 31, 2008, the company incurred consulting expenses to a company owned by the Company’s chairman of the board aggregating $38,500 and $17,500 respectively.

In connection with the Company's partnership agreements with an entity in which it has an equity interest, the Company incurred royalty expenses for the nine months ended January 31, 2008 and 2007 of $51,799 and $38,027 respectively and for the three months ended January 31, 2008 and 2007 of approximately $14,379 and $10,196, respectively.

From July 2007 through November 2007, the Company borrowed an aggregate of $514,321 from our CEO for working capital purposes. The borrowings bear interest at 12% per annum. As of January 31, 2008, $210,352 plus $20,772 of interest has been repaid. As of January 31, 2008 accrued interest on amounts owed to our CEO was $9,367. This amount is included in accrued expenses on the accompanying January 31, 2008 balance sheet. On February 5, 2008 an additional $25,000 was repaid to the CEO.

11. Sales Concentration

For the nine and three months ended January 31, 2008, our largest customer accounted for 12.3% and 19.6%, respectively, of our net sales. No other customer accounted for 10% or more of sales for the quarter or period ended January 31, 2008. For the nine and three months ended January 31, 2007, our largest customer accounted for 23.0% and 16.1%, respectively, of our net sales. Another customer accounted for 11.4% of our net sales for the three months ended January 31, 2007.

12. Litigation

On or about July 19, 2006, Manhattan Beer Distributor, LLC, a wholesale distributor of beverages in the State of New York, (“Plaintiff MBD”) initiated litigation in the Supreme Court of the State of New York in Bronx County (Index No. 17776-2006) against the Company. Plaintiff sued for approximately $87,000 plus interest, for alleged distribution services rendered both prior and subsequent to the acquisition of certain assets related to Rheingold Beer. We have answered the complaint and have filed a cross-claim against RBCI Holdings, Inc., the entity that sold us the assets, for the portion of the complaint related to pre-acquisition services. We have completed the discovery phase of the litigation. There have been continuing settlement negotiations and a pre-trial conference is scheduled.

In April 2007, RBCI Holdings Inc. (“Plaintiff RBCI”) filed a complaint against the Company in the U.S. District court, Southern District of N.Y. (No. 07-CV-02877). Plaintiff RBCI seeks $150,000 plus 525,738 shares of common stock of the Company and re-assignment of the Rheingold license in damages for an alleged breach of the asset purchase agreement, related to the October 27, 2005 purchase of certain Rheingold assets. The Company has filed a motion to dismiss the complaint. The Company believes that Plaintiff RBCI overstated assets, understated liabilities and misrepresented revenue in connection with the asset sale. The Company plans to vigorously defend this action.

In July 2007, Michele Berg, a former employee of the Company, initiated litigation against the Company in Superior Court of Arizona, Maricopa County (CV 2006-019515). The plaintiff seeks $8,125 of unpaid wages, $31,740 for reimbursement of expenses and other compensation, and treble damages for wage claim, for a total of $61,133. The Company is engaging in ongoing settlement discussions with the plaintiff.

On or about June 12, 2007, Phillip Kassai, formally affiliated with Sloan Equity Partners (“Sloan”), LLC initiated litigation in the US District Court (No. 07 CIV 5590) alleging that the Company failed to recognize the assignment to him, and his subsequent exercise of, two warrants allegedly issued by the Company to Sloan to purchase 300,000 shares and 67,500 shares of the Company’s common stock. The Plaintiff has demanded that the Company affect these assignments and that the Plaintiff be awarded unspecified monetary damages for alleged breach of the terms of the warrants and such other relief as may be just and proper. The Company has filed an answer with counterclaims against the Plaintiff. A trial date has been set for May 12, 2008. The Company plans to vigorously defend the action.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis summarizes the significant factors affecting (1) our consolidated results of operations for the nine and three months ended January 31, 2008, compared to the nine and three months ended January 31, 2007, and (2) our liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Report, and the audited consolidated financial statements and notes included in Form 10-KSB, which Report was filed on August 8, 2007.

Nine Months Ended January 31, 2008 and 2007:

Net sales were $3,344,000 for the nine months ended January 31, 2008, compared to net sales of $5,259,000 for the nine months ended January 31, 2007. The decrease is due to the impact of the launch of Trump Super Premium Vodka on prior year sales.

Total Trump Super Premium Vodka sales aggregated $1,798,000 on 21,074 cases sold, which accounted for 53.8% of total dollar sales and 22.1% of total case sales for the nine months ended January 31, 2008. For the nine months ended January 31, 2007, Trump Super Premium Vodka Sales aggregated $4,252,194 on 39,673 cases sold, which accounted for 80.9% of total dollar sales and 48.7% of total case sales. This represents a dollar decrease of 57.2% and a case decrease of 46.9%. The launch and national pipeline fill-in of Trump Super Premium Vodka in October 2006 accounted for the build in sales of the product in the prior year. From the time of launch 38 distributors have ordered Trump with an aggregate of 130 re-orders through the end of our third quarter. Sales of all wine and spirits products aggregated $2,756,000 on 29,334 cases sold for the nine months ended January 31, 2008 compared to $4,970,000 on 45,468 cases for the nine months ended January 31, 2007. Net sales of Old Whiskey River Bourbon aggregated $363,547 on 3,119 cases sold for the nine months ended January 31, 2008, compared to net sales of $ 262,000 on 2,066 cases sold for the nine months ended January 31, 2007. This represents a dollar increase of 51.0% and a case increase of 38.7%. Net sales of our premium imported wines were $ 366,000 on 2,939 cases sold for the nine months ended January 31, 2008 compared to $306,000 on 2,473 cases for the nine months ended January 31, 2007. This represents a dollar increase of 18.6% and a case increase of 18.8%. Net sales of our non-alcoholic product, Newman’s Own sparking fruit beverages and sparkling waters increased to $586,000, on 66,138 cases sold, in the nine months ended January 31, 2008 compared to $326,000, on 35,737 cases sold, in the nine months ended January 31, 2007. The Company has substantially improved the Newman’s Own beverage products over the last year. We eliminated the high fructose corn syrup and replaced it with pure cane sugar. And, Newman’s Own is now kosher certified. The Company has been expanding distribution of Newman’s Own across the country. As a result, the case volume is increasing nationally. Further, the December 2007 financing has enabled the Company to invest in additional inventory and provide for additional promotional support for our brands.

Gross margin was $1,288,000 for the nine months ended January 31, 2008 (38.7% of net sales) a decrease of $1,058,000, compared to gross margin of $2,346,000 (44.6% of net sales) for the nine months ended January 31, 2007. This decrease is due to the sales mix and the increase in Newman’s Own Products which have significantly lower dollar gross margins than our wine and spirits (19.7 % and 22.2% for the nine months ended January 31, 2008 and 2007, respectively). The decrease in gross-profit percentage of our Newman’s Own products is a direct result of increased component costs. This decrease in gross profit percentage of Newman’s Own products is expected to be mitigated in the future by the implementation of alternate packaging which will lead to lower product costs in summer of 2008. Gross profit for our wine and spirits brands remained at industry average but decreased to 42.6% for the nine months ended January 31, 2008 from 46.2% for the same period in 2007. The decrease is also largely due to the weakening dollar which has increased Trump Vodka glass component costs; the introduction of Trump 1.75 liters; as well as an increase in the sales of the Company’s other portfolio of wine and spirits products (products other than Trump Super Premium Vodka). The decrease in gross-profit percentage for our Trump Super Premium Vodka is expected to be offset by lower product costs as a result of our shift in glass production of this product to China, reduction in sampling requirements and the end of Trump roll-out events.

Selling, general and administrative expenses were $5,816,760 for the nine months ended January 31, 2008 compared to $7,520,000 for the nine months ended January 31, 2007, a decrease of $1,703,000 or 22.6%. During the nine months ended January 31, 2007 the Company issued shares of its common stock to several employees and a director of the Company for their roles in the successful launch of Trump Super Premium Vodka. The aggregate value of the shares issued by the Company for the nine months ended January 31, 2007 was $1,140,000.There were additional one-time expenses recognized by the Company for the nine months ended January 31, 2007 relating to the Trump Super Premium Vodka launch including product development expenses aggregating $174,000. Charges relating to purchase order financing aggregated $45,000 for the nine months ended January 31, 2008 compared to $215,000 for the nine months ended January 31, 2007. Shipping and warehousing expenses have increased to $327,000 for the nine months ended January 31, 2008 compared to $156,000 for the nine months ended January 31, 2007. The increase is due to the warehousing of Trump Super Premium Vodka for a full nine months of national availability in the current year as compared to four months for the same period of the prior year. In addition, for the nine months ended January 31, 2008 we incurred higher freight charges than for the nine months ended January 31, 2007 ($155,000 compared to $55,000). The increase in freight charges is the result of fewer direct container sales of Trump Super Premium Vodka from our Netherlands warehouse. Selling expenses are expected to be reduced in the future as sales promotions for Trump Vodka become more targeted.

Net other expense was $142,000 for the nine months ended January 31, 2008 compared to $2,380,000 for the nine months ended January 31, 2007, a decrease of $2,238,000. The significant decrease is due to the fact that nearly $1.7 million was recognized as a loss on debt extinguishment in the prior year’s fiscal period that was not incurred in the current year’s fiscal period. There has been a corresponding reduction in interest expense (interest expense was $709,000 for the nine months ending January 31, 2007 versus $144,000 for the nine months ending January 31, 2008) due to the extinguishment of much of our long term debt.

Three Months Ended January 31, 2008 and 2007:

Net sales were $561,000 for the three months ended January 31, 2008, compared to net sales of $2,681,000 for the three months ended January 31, 2007. This decrease of $2,120,000 or 79.0% was due to the revenue recognized in the prior year as a result of our launch of Trump Super Premium Vodka and national pipeline distribution warehouse fill-in in October 2006.

Total Trump Super Premium Vodka sales aggregated $ 246,000 on 2,540 cases sold, which accounted for 41.9% of total dollar sales and 16.5% of total case sales for the three months ended January 31, 2008. For the three months ended January 31, 2007, Trump Super Premium Vodka sales aggregated 2,327,000 on 21,704 cases sold, which accounted for 85.4% % of total dollar sales and 49.5% of total case sales. This represents a dollar decrease of $2,081,000 and a volume decrease of 19,164 cases. From the time of launch thru the end of our quarter ended January 31, 2008 30 distributors have re-ordered Trump an aggregate of 130 times. Sales of all wine and spirits aggregated $501,000 on 5,119 cases sold for the three months ended January 31, 2008 compared to $2,507,236 on 23,522 cases sold for the three months ended January 31, 2007. Net sales of Old Whiskey River Bourbon aggregated $133,000 on 1,317 cases sold for the three months ended January 31, 2008, compared to net sales of $136,000 on 1,156 cases sold for the three months ended January 31, 2007. Net sales of Aquila Tequila aggregated $56,000 on 551 cases sold for the three months ended January 31, 2008. There were no sales of Aquila during the three months ended January 31, 2007. Net sales of our Damiana Liqueur aggregated $40,000 on 311 cases sold for the three months ended January 31, 2008 compared to net sales of $12,000 on 101 cases during the three months ended January 31, 2007. Net sales of our international wines were $27,000 on 400 cases sold for the three months ended January 31, 2008 compared to $60,000 on 561 cases for the three months ended January 31, 2007. Net sales of our non-alcoholic product, Newman’s Own sparking fruit beverages and sparkling waters decreased to $84,000 on 10,281 cases sold, in the three months ended January 31, 2008 compared to $191,000, on 20,320 cases sold in the three months ended January 31, 2007. Newman’s Own sales for the three months ended January 31, 2007 benefited from the commencement of the expansion into several states during that period.

Gross margin was $217,000 for the three months ended January 31, 2008 (39.6% of net sales) a decrease of $1,013,000 compared to gross margin of $1,230,000 (45.8% of net sales) for the three months ended January 31, 2007. The margin percentage decrease is largely due to the weakening dollar which has increased Trump Vodka component costs, in addition to the introduction of the lower-margin Trump 1.75 liter bottle, as well as the price support for Trump Super Premium Vodka necessary in order to achieve competitive pricing. The component costs are expected to be reduced as a result of our shift in glass production of the bottle from Poland to China. The gross margin percentage decrease is also a function of growth in our lower gross margin wine and spirits products (products other than Trump Super Premium Vodka) and not necessarily indicative of weakening margins within a product class.

Selling, general and administrative expenses were $1,812,000 for the three months ended January 31, 2008 compared to $4,777,000 for the three months ended January 31, 2007, a decrease of $2,965,000 or 62.1%. This decrease is reflective of the higher than usual costs incurred last year, and a demonstrated effort to reduce overall costs this fiscal period. For example, during the three months ended January 31, 2007, the Company had issued shares of its common stock to several employees and a director of the Company for their roles in the successful launch of Trump Super Premium Vodka. The value of these shares recognized by the Company for the three months ended January 31, 2007 was $1,140,000. There were additional one-time expenses recognized by the Company for the three months ended January 31, 2007 relating to the launch of Trump Super Premium Vodka of approximately $1.4 million that quarter as well. Charges relating to our purchase order financing were reduced, totaling $8,000 for the three months ended January 31, 2008 compared to $83,000 for the same period prior year. During the three months ended January 31, 2008, the Company incurred $75,000 in directors’ fees as they have been recognized evenly in the current year whereas for the three months ended January 31, 2007, we incurred directors’ fees of $300,000 when they were paid for the first time by the Company.

Net other expense was $26,000 in the three months ended January 31, 2008 compared to $2,005,000 for the three months ended January 31, 2007. The significant decrease is due to the reduction in interest expense corresponding to our reduction of long term debt quarter over quarter and the non-recurrence of the $1.7 million loss on debt extinguishment in the same quarter prior year.

Impact of Inflation

Inflation has not had a material effect on our results of operations.

Financial Liquidity and Capital Resources

Although our working capital position has been somewhat improved as a result of the December 2007 Private Placement of our preferred stock, we will need to continue to carefully manage our working capital, and our business decisions will continue to be influenced by our working capital requirements.

We have experienced net losses and negative cash flows from operations and investing activities since our inception in 2003. Net losses for the nine months ended January 31, 2008 and 2007 were $4,670,875 and $7,555,703, respectively. Cash used in operating and investing activities for the nine months ended January 31, 2008 and 2007 were $2,631,022 and $5,205,955, respectively. We have to date funded our operations predominantly through bank borrowings, loans from shareholders and investors, and proceeds from the sale of our common stock, preferred stock, and warrants. Net cash provided by financing totaled $2,876,909 for the nine month period ended January 31, 2008 compared to $11,375,647 for the nine month period ended January 31, 2007.

On January 17, 2008 the Company’s Chief Executive Officer (CEO) elected to convert $25,000 due him for compensation into shares of Company common stock at a price of $0.50 per share resulting in the Company issuing 50,000 shares to him.

From July 2007 through November 2007, the Company borrowed an aggregate of $514,321 from our CEO for working capital purposes. The borrowings bear interest at 12% per annum. As of January 31, 2008, $210,352 plus interest of $20,772 has been repaid. As of January 31, 2008 the interest accrued on amounts owed to our CEO was $9,367. This amount is included in accrued expenses on the accompanying January 31, 2008 balance sheet. On February 5, 2008 an additional $25,000 was repaid to the CEO.

On December 18, 2007 (the "Closing Date") we sold to three related investors (the "December Investors") an aggregate of 3,000 shares of our Series A Preferred Stock, $.001 par value (the "Preferred Stock"), at a cash purchase price of $1,000 per share, generating gross proceeds of $3,000,000 (the “December Financing”). The Preferred Stock is convertible into our common stock at $.50 per share, which if all of the Preferred Stock is converted, would result in the issuance of 6,000,000 shares of our common stock. The Preferred Stock has no voting or dividend rights. Out of the gross proceeds of this Offering, we paid Midtown Partners & Co., LLC (the "Placement Agent") $180,000 in commissions and $30,000 for non-accountable expenses. We also issued to the Placement Agent, warrants to acquire 600,000 shares of our Common Stock for a purchase price of $.50 per share (the "Placement Agent Warrants"), which warrants are exercisable for a five year period and contain anti-dilution provisions in the case of stock splits and similar matters. The financing that we consummated in January of 2007 (the “January Financing”), provided participating investors (the “January Investors”) with rights to exchange the common stock they acquired in the January Financing for securities issued in subsequent financings consummated at a common stock equivalent of $2.00 per share or less. Under this provision, the January Investors have exchanged 4,444,444 shares of our common stock for 8,000 shares of our Preferred Stock, which Preferred Stock is convertible into an aggregate of 16,000,000 shares of our common stock. Also in the January Financing, the January Investors acquired warrants to purchase 3,777,778 shares of our common stock at an exercise price of $3.00 per share (the “January Warrants”). The January Warrants contain full ratchet anti-dilution provisions, as to both the exercise price and the number of shares purchasable under the warrants, which due to the December Financing, would have resulted in the January Warrants representing the right to acquire 22,666,668 shares of our common stock, i.e., an additional 18,888,890 shares (the “Warrant Increment”) at a reduced exercise price of $.50 per share. We have issued 5,000,000 shares of our common stock to the January Investors, in consideration of their waiver of the Warrant Increment (the “Waiver Shares”). This waiver will apply to future financings as well. The provisions of the January Warrants which result in the reduction of the exercise price remain in place and, as a result of the December Financing, the exercise price of the January Warrants have been reduced to $.50 per share. Each of our December Investors participated in the January Financing but not all of our January Investors participated in the December Financing.

In October 2006, the Company borrowed $250,000 and issued a convertible promissory note in like amount. This note is payable in October 2008 and is convertible into shares of our common stock at $0.60 per share. The note bears interest at 12% per annum and is payable quarterly commencing in January 2007. At the option of the lender, interest can be paid in shares of Company common stock. During the nine months ended January 31, 2008, the Company issued the note holder an aggregate of 49,307 shares of our common stock to satisfy $29,583 of interest accrued through October 31, 2007, and in February 2008, the Company paid the note holder $7,742 for interest accrued through January 10, 2008. In connection with this borrowing, we issued warrants to purchase 250,000 shares of our common stock for $0.60 per share. These warrants are exercisable for a five-year period from the date of issuance.

In June 2006, we entered into a $10 million, three-year, asset-based revolving credit facility with a financial institution to be used for working capital purposes. Under this line, we may borrow 85% of eligible accounts receivable as defined under the agreement. Interest on the line will accrue at 1.5% above the prime rate. Also, in June 2006, we entered into a secured purchase order financing facility with another financial institution. The amount we are able to borrow under these facilities will depend on our outstanding eligible accounts receivable and inventory, and our outstanding eligible purchase orders, respectively. Both of these facilities are secured by our assets. On January 31 2008, $126,528 was outstanding on our revolving credit facility and nothing has been borrowed on our purchase order facility.

Royalties/Licensing Agreements

In November 2005, the Company entered into an eight-year partnership agreement for sales of Trump Super Premium Vodka. Under the agreement the Company is required to pay royalties on sales of the licensed product. The agreement requires minimal royalty payments through November 2012.

Under our license agreement for Old Whiskey River, we are obligated to pay royalties of between $10 and $33 per case, depending on the size of the bottle.

Under our license agreement for Newman's Own, we are obligated to pay royalties of $.95 per twelve bottle case.

Other Agreements

In fiscal 2003 we entered into a consulting agreement with a company, Marvin Traub & Associates ("MTA"), owned 100% by Marvin Traub, a member of the Board of Directors. Under the agreement, MTA is being compensated at the rate of $100,000 per annum. As of January 31, 2008, we were indebted to MTA in the amount of $131,245.

In December 2002, we entered into a consulting agreement with Mr. Shep Gordon which provides for payment of $120,000 per year to Mr. Gordon, payable through June 2009. As of January 31, 2008, the aggregate amount owed to Mr. Gordon was approximately $190,000. We have an informal understanding with Mr. Shep Gordon pursuant to which he can convert all or a portion of the consulting fees which we owe to him into shares of our common stock at a conversion price negotiated from time to time. In February 2008 the Company issued 380,000 shares of its common stock to Mr. Gordon to satisfy $190,000 of consulting fees owed to Mr. Gordon as of January 31, 2008.

Since we were founded in 2002, the implementation of our business plan has been negatively affected by insufficient working capital. Business judgments have been substantially affected by the availability of working capital. Although our working capital position and our balance has been improved as a result of our December and January, 2007 private placement of our common stock, preferred stock and warrants, we will need to continue to carefully manage our working capital and our business decisions will continue to be influenced by our working capital requirements. Therefore, our short term business strategy will rely heavily on our cost efficient icon brand strategy and the resources available to us from our media and entertainment partners. We will continue to focus on those of our products which we believe will provide the greatest return per dollar of investment with the expectation that as a result of increases in sales and the resulting improvement in our working capital position, we will be able to focus on those products for which market acceptance might require greater investments of time and resources. To that end, our short-term focus will be, for wine and spirits, Trump Super Premium Vodka, Old Whiskey River Bourbon, Damiana, Aquila Tequila, our select label wines and, for the non-alcoholic beverages Newman's Own lightly sparkling fruit juice drinks and waters. In order for us to continue and grow our business, we will need additional financing which may take the form of equity or debt. There can be no assurance we will be able to secure the financing we require, and if we are unable to secure the financing we need, we may be unable to continue our operations. We anticipate that increased sales revenues will help to some extent, but we will need to obtain funds from equity or debt offerings, and/or from a new or expanded credit facility. In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected.

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

PART II OTHER INFORMATION

Item 1 Legal Proceedings

On or about July 19, 2006, Manhattan Beer Distributor, LLC, a wholesale distributor of beverages in the State of New York, (“Plaintiff MBD”) initiated litigation in the Supreme Court of the State of New York in Bronx County (Index No. 17776-2006) against the Company. Plaintiff sued for approximately $87,000 plus interest, for alleged distribution services rendered both prior and subsequent to the acquisition of certain assets related to Rheingold Beer. We have answered the complaint and have filed a cross-claim against RBCI Holdings, Inc., the entity that sold us the assets, for the portion of the complaint related to pre-acquisition services. We have completed the discovery phase of the litigation. There have been continuing settlement negotiations and a pre-trial conference is scheduled

In April 2007, RBCI Holdings Inc. (“Plaintiff RBCI”) filed a complaint against the Company in the U.S. District court, Southern District of N.Y. (No. 07-CV-02877). Plaintiff RBCI seeks $150,000 plus 525,738 shares of common stock of the Company and re-assignment of the Rheingold license in damages for an alleged breach of the asset purchase agreement, related to the October 27, 2005 purchase of certain Rheingold assets. The Company has filed a motion to dismiss the complaint. The Company believes that Plaintiff RBCI overstated assets, understated liabilities and misrepresented revenue in connection with the asset sale. The Company plans to vigorously defend this action.

In July 2007, Michele Berg, a former employee of the Company, initiated litigation against the Company in Superior Court of Arizona, Maricopa County (CV 2006-019515). The plaintiff seeks $8,125 of unpaid wages, $31,740 for reimbursement of expenses and other compensation, and treble damages for wage claim, for a total of $61,133. The Company has had ongoing settlement discussions with the plaintiff.

On or about June 12, 2007, Phillip Kassai, formally affiliated with Sloan Equity Partners (“Sloan”), LLC initiated litigation in the US District Court (No. 07 CIV 5590) alleging that the Company failed to recognize the assignment to him, and his subsequent exercise of, two warrants allegedly issued by the Company to Sloan to purchase 300,000 shares and 67,500 shares of the Company’s common stock. The Plaintiff has demanded that the Company affect these assignments and that the Plaintiff be awarded unspecified monetary damages for alleged breach of the terms of the warrants and such other relief as may be just and proper. The Company has filed an answer with counterclaims against the Plaintiff. A trial date has been set for May 12, 2008. The Company plans to vigorously defend the action.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

On February 28, 2008 the Company issued 380,00 shares of its common stock to Shep Gordon to satisfy $190,000 of consulting fees owed to Mr. Gordon as of January 31, 2008 in accordance with an informal agreement with Mr. Gordon. Also on February 20, 2008 the Company issued 33,000 shares of its common stock to an individual who purchased the stock at $0.60 per share prior to January 31, 2008.

On January 17, 2008 the Company’s Chief Executive Officer (CEO) elected to convert $25,000 due him for compensation, into shares of Company common stock, at a price of $0.50 per share, resulting in the Company issuing 50,000 Common shares to him.

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

March 13, 2008

DRINKS AMERICAS HOLDINGS, LTD.

By:	/s/ J. Patrick Kenny
J. Patrick Kenny President and Chief Executive Officer

By:	/s/ Jeffrey Daub
Jeffrey Daub Chief Financial Officer