Form 10KSB
period 2008-04-30
DRINKS AMERICAS HOLDINGS, LTD
filed 2008-08-04
CIK 873540

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the fiscal year ended April 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the transition period from __________ to __________

Commission File Number 33-55254-10

Drinks Americas Holdings, Ltd.
(Exact name of small business issuer as specified in its charter)

Delaware	87-0438825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

372 Danbury Road
Wilton, CT 06897
(Address of principal executive offices)

(203) 762-7000
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: (none)

Securities registered under Section 12(g) of the Exchange Act: Common
Stock, $.001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer's revenues for its most recent fiscal year: $4,509,070

As of July 17 2008, there were 81,338,801 shares of the Company's common stock issued and outstanding, and the aggregate market value of such common stock held by non-affiliates was approximately $9,926,000, based on the average of the bid and ask prices of such stock on that date of $0.25.

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

SIGNATURES

Explanatory Note

Unless otherwise indicated or the context otherwise requires, all references below in this Report on Form 10-KSB to the "Company", "us", "our" and "we" refer to (i) Drinks Americas Holdings, Ltd. (ii) our 100% owned Delaware subsidiary, Drinks Americas, Inc., (iii) our 100% owned Delaware limited liability company, Maxmillian Mixers, LLC, (iv) our 90% owned New York limited liability company, Drinks Global Imports, LLC, and (v) our 100% owned New York Limited Liability Company, DT Drinks, LLC.

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

As for the forward-looking statements that relate to future financial results and other projections, actual results will be different due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than projected. Given these uncertainties, you should not place any reliance on these forward-looking statements. These forward-looking statements also represent our estimates and assumptions only as of the date that they were made. We expressly disclaim a duty to provide updates to these forward-looking statements, and the estimates and assumptions associated with them, after the date of this filing to reflect events or changes in circumstances or changes in expectations or the occurrence of anticipated events

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures we make in our Form 10-KSB, Forms 10-QSB and Forms 8-K reports to the SEC. Also note that we provide a cautionary discussion of risk and uncertainties under the caption "Risk Factors" in this report. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 1. DESCRIPTION OF BUSINESS
HISTORY OF COMPANY
As of March 9, 2005, the shareholders of Drinks America, Inc. ("DA"), acquired control of Gourmet Group, which had become a Delaware corporation and changed its name to Drinks Americas Holdings, Ltd. Prior to entering into this share exchange, as Gourmet Group, Inc. ("Gourmet Group"), we were a company pursuing the acquisition of various operating businesses since our sale of Jardine Foods, Inc., our previous operating entity, in May 2002. As described below, as of March 9, 2005, DA's shareholders acquired approximately 87% of Gourmet Group's common stock in exchange for all of DA's outstanding common shares and DA’s business.

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

We own certain of our products jointly with celebrities, or their affiliates. We refer to all of the products we distribute as "our products" throughout this report..

Over the past 12 months we have acquired and developed additional brands and distributed existing products, and reallocated marketing support for certain of these brands. Our production capacity is primarily through third party independent contract packers known as "co-packers". The expansion of our business has been negatively affected by insufficient working capital. As a result, we have regularly made judgments as to inventory levels in general and whether to maintain inventory for any particular product based on available working capital, rather than maintaining the optimum levels required to grow our business. We have tried to focus on the most efficient growth opportunities. Although our working capital position has improved as a result of our December 2007 Private Placement of our preferred stock , we will continue to carefully manage our working capital and focus on brand and business opportunities that we believe offer the most strategic sense and most efficient return on investment. We expect that business decisions will continue to be influenced by the availability of working capital.

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

We have assembled, and will attempt to continue to assemble, our premium brands, on a "low cost" basis. We believe acquisition of mid-sized brands and single trademark companies can be accomplished at extremely efficient "price multiples" in relation to their existing volume. We are willing to develop these brands with their original owners on a cooperative economic basis and share with them marketing, production, distribution contacts and other relationships and the sophistication of our management team. We believe that the "skill-set" of our management team is a primary asset in the development of our acquired brands and trademarks. We have acquired products or trademarks from, or entered into ventures with, partners such as Trump Marks LLC, Willie Nelson, Bo Dietl, Dr. Dre, Wynn Starr Flavors, Inc., Old Whiskey River, LLC, DAS Communications, Interscope Geffen A&M, Rheingold Beer, Interamericana de Licores S.A. of Panama, Newman's Own, Inc., Paul Newman's Beverages, Marvin Traub Associates, Cohete Rum S.A. and Damiana S.A. Several of the brands that we have acquired have the strategic advantage of association with "icon" entertainers which provide us efficient promotion and marketing opportunities. We believe the public relations impact of our association with these icons and the resulting media opportunities cuts across electronic and print media formats and delivers an exponential impact in building brand awareness and consumer excitement. Moreover, our focus is primarily on premium high margin, unique premium priced goods.

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

Our major alcoholic beverages are:

Trump Super Premium Vodka, produced in Holland, a product developed by master distiller Jacq DeLac which was recently awarded a Four Star Highly Recommended Rating from Paul Paucult in a respected spirits journal and received a “90-95”, “Superb Highly Recommended” rating from the respected Wine Enthusiast Magazine in its March 2008 Buying Guide issue. Trump Flavored Vodka, which we began selling in February 2008, are crafted at the Wanders Distillery in Holland, is comprised of Trump Premium Citron, Grape, Orange, and Raspberry, distilled with all natural fruit flavors combined with the award-winning Trump Super Premium Vodka ; Old Whiskey River Bourbon (R), an award winning small batch 6 year old bourbon (sometimes referred to in this Report as "Old Whiskey River "); Cohete Rum, an award winning smooth sipping rum in the Cuban style, infused with Guarana (sometimes referred to in this report as "Cohete"); Aguila Tequila, a 100% tequiliana weber blue agave reposado tequila (sometimes referred to in this Report as "Aguila"); Damiana, a Mexican liqueur made from the Damiana root and at times given in Mexican culture as a wedding gift because of its perceived aphrodisiac characteristics; premium select-label wines from selected vineyards principally in France and Italy, and Casa Bo Margo wines from selected vineyards in Italy. In addition, as part of our recent joint venture with Grammy Award-winning producer and artist, Dr. Dre we will soon launch a super premium cognac and a unique sparkling vodka.

Our major non-alcoholic beverages are:

Newman's Own lightly sparkling fruit juice drinks, all natural juice drink products (sometimes referred to in this report as "Newman's Own"). Newman's Own consists of six sparkling fruit juice drinks and three fruit flavored, lightly sparkling waters.

Our Company is a Delaware corporation, our principal place of business is located at 372 Danbury Road, Suite 163, Wilton, Connecticut 06897 and our telephone number is (203) 762-7000.

STRATEGY

Our long-term business strategy is to expand the sales and distribution of our celebrity and icon alcoholic and non-alcoholic beverage portfolio and to add branded beverage products into the largest and most profitable beverage categories. Our business model takes into account the limited working capital available for expansion of our business by leveraging the impact celebrities have in generating public relations and consumer awareness for our brands across all media platforms at comparatively low cost and investment. We often refer to entertainers and celebrities as “icons” in this report.

Key elements of our business strategy include: creating consumer awareness and demand for our brands utilizing our icon brand strategy and the demonstrated ability of celebrities to generate public relations and promotional brand marketing activity at low cost; promoting our relationships with Donald Trump, Willie Nelson and Paul Newman as well as additional entertainers introduced to us through the relationships we recently developed with Interscope Geffen A&M, of Universal Music Group including Dr. Dre; capitalizing on our distribution relationships with Kendall Jackson Wine Company and Phoenix Beehive, which distributes Heineken beer in metro New York and targeting acquisitions.

Since we were founded in 2002, the implementation of our business plan has been negatively effected by the limited amount of working capital available to us Our working capital position has improved as a result of our December Private Placement of our preferred stock. We will continue to carefully manage our working capital and focus on our celebrity and icon brand strategy relying on public relations and strategically leveraging our marketing and production partners’ resources and notoriety in order to implement our growth strategy while also focusing on our current brand portfolio.

ALCOHOLIC BEVERAGE DISTRIBUTION

We have a network of approximately 50 alcohol beverage distributors covering substantially all of the states within the United States. Our distributors buy our products from us for resale. We believe our most important distribution relationships include Kendall Jackson Wine Company and its subsidiary Regal Wine Distributing, which distribute our products in 11 states, and Phoenix Beehive the metro New York Heineken Beer distributor. We believe our products are given greater priority by these distributors than they would be given by larger spirits and wine distributors which sell a substantially larger number of premium spirits. Phoenix Beverages and Regal Wine Co., alcohol distributors, including affiliates, accounted for approximately 12.9% and 9.5%, respectively, of our sales in fiscal 2008.

NON-ALCOHOL BEVERAGE DISTRIBUTION

We have a network of approximately 20 non-alcoholic beverage distributors focused primarily in the east and west coasts of the United States. We have formed a joint venture with Tuscan Buyer Dairy for the delivery of our non-alcoholic products focusing on the food service sector in the Metro New York area. This gives us access to an additional distribution network in the Metro New York Market. We have also entered into an distribution relationship for the retail sector with SKI, a beverage and beer wholesaler in Metro New York, to assist us in expanding our non alcoholic and beer distribution access. On a national basis, we are expanding our distribution of Newman's Own, adding distributors in California, Texas, Illinois, Vermont, Nebraska, and Washington, as well as other key markets, to our existing distribution areas of New York, Connecticut and New Jersey and Pennsylvania. We have organized a network of independent contractors who are industry veterans and have assigned national coverage of our distribution network to this team. Compensation to these individuals is on a variable success basis. We believe that we benefit from the sales and marketing relationships that this team brings to the organization. We have also utilized a group of per diem merchandisers to focus on the Metro New York market in the higher selling summer season.

WINE AND SPIRITS INDUSTRY OVERVIEW

The United States beverage alcohol market consists of three distinct segments:

Beer, wine and distilled spirits. Distilled spirits consist of three primary categories: white goods, whiskey and specialties. White goods, consisting of vodka, rum, gin and tequila, represents the largest category, accounting for approximately 53.1% of industry volume in 2007. Vodka is the largest product within the distilled spirits industry, accounting for 28.2% of distilled spirits case sales in the United States in 2007. Despite a slowing economy, the distilled spirits industry chartered its eighth consecutive year of growth, with sales increasing 5.6 percent, totaling $18.2 billion , and volume rising 2.4 percent to 181.5 million cases. We anticipate that the industry will realize another year of growth in 2008, as the Distilled Spirits Council of the United States forecasts sales growth of 4.6 percent to $19 billion with volume expected to rise 1.9 percent to 185 million cases. Significant consolidation in the global spirits industry has produced five primary large competitors: Diageo, Allied Domecq, Pernod Ricard, Brown-Forman and Bacardi & Company, Ltd.

Historically growth in the United States spirits industry has been driven by favorable demographic trends as the number of new young adults of legal drinking age (21 to 24) increased. Current projections indicate an 11% increase in drinking age adults from 2005 to 2010.

Vodka

The vodka category is both the largest and fastest growing category of spirits in the United States with sales of 51.2 million cases in 2007. Imported vodkas flourished in the US market in 2007 as consumers gravitated to super-premium brands The imported vodka sector has grown steadily for 14 consecutive years with recent growth coming primarily from super-premium brands with an increase in case sales of 14.2% over 2006 on case sales of 4.7 million. Grey Goose, the largest selling product in the super-premium category, reported sales of $53.4 million 2007, an increase of 19.3% from 2006.

Whiskey

Whiskey is an aged spirit generally distilled from barley, corn or rye. The whiskey category consists of four major segments: Scotch, Irish, American and Canadian and can be further broken down into blended and single malt subcategories. Whiskey is the second largest spirits category in the United States accounting for approximately 25.4% of distilled spirits case sales in 2007, with 46.2 million cases sold.

Rum

Rum is a distilled spirit made from sugar cane or molasses that can be bottled raw or aged in casks. Rum can be broken into several categories: light, dark, flavored and aged. Sales of rum accounted for approximately 13.0% of total U.S. spirits case sales in 2007. Case sales grew at annual growth rate of 4.1% from 2006. Two brands, Bacardi and Captain Morgan, dominate this category with 2007 combined U.S. sales of $298 million.

THE NEW AGE OR ALTERNATIVE BEVERAGE INDUSTRY

Our brands, which are classified as Alcoholic and Non-Alcoholic Ready to drink beverages, as well as other unique brands and products that we may develop in the future, compete with beverage products of all types, including wines, spirits, liqueurs, soft drinks, beer, and fruit juices. In its annual beverage sale of the industry report for 2008, Beverage World magazine indicated that non alcoholic beverages remains a robust growing industry, charting 1.3 percent growth last year. Beverage categories that have a healthy halo, ready-to-drink teas and bottled water, and enhanced waters and energy drinks, are the principal growth sectors.

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

ALCOHOLIC BEVERAGE PRODUCTS

The alcoholic products distributed by the Company are Trump Super Premium Vodka, Trump flavored vodka, Old Whiskey River Bourbon, Aguila Tequila, Cohete Rum, Damiana, Casa Bo Margo wines and a collection of select label, super premium wines. In December 2002, we purchased 25% interest in Old Whiskey River Distilling Company, LLC which owns or licenses the related trademarks and trade names associated with the Old Whiskey River products. We hold the exclusive worldwide distribution rights, through December 31, 2017, subject to an indefinite number of five-year renewals, for Old Whiskey River Bourbon which is marketed in association with Willie Nelson, a renowned country western entertainer. Our distribution agreement is subject to certain minimum sales requirements. Old Whiskey River Bourbon has been featured on Food Channel's Emeril Live as well as Celebrity Food Finds and other television programs. This line of products is available nationally at the Texas Roadhouse Restaurant chain as well as other outlets with specific Willie Nelson promotions. Old Whiskey River is a featured item at Specs chain of liquor stores in Texas . We have developed a marketing plan that focuses on Florida, North and South Carolina and Texas where Willie Nelsons’ brand image is high and bourbon consumption is significant.

We own a 55% interest in the trademark for Aguila Tequila, a premium 100% Blue Agave Tequila, produced by El Viejito distillery in Mexico, which is marketed with its icon label, the North American Eagle. We have the exclusive distribution rights for this product throughout the world except for Mexico. We began distributing this product in November, 2003. We distribute Aquila Tequila on a national basis in approximately 40 states. We did not produce Aguila Tequila in 2006 while we focused on the development of Trump Super Premium Vodka. However, we have expanded the selections of Aguila from one sku of Repasado to Silver, Repasado and Anejo selections with distinctive bottle designs for each price selection. Distributors in New York, Missouri, Texas and Florida have agreed to market these products. We launched the new brand selections in November, 2007.

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

In fiscal 2005, we formed Drinks Global Imports, LLC ("DGI"), a new subsidiary in which we own 90% of the outstanding membership units. This company imports premium wines from around the world, and has to date focused on wines from France and Italy. DGI commenced operations in September, 2005 and we expect its business will continue to grow in the future. We currently distribute these products in the Metro New York market New Jersey, Connecticut and other New England markets, Kansas and Missouri.

In November 2005, we signed a license agreement with Trump Mark, LLC to utilize the name Trump, until November 15, 2013, in connection with super premium vodka. The formula for this product was developed by master distiller Jacq DeLac. Bruni Glass, Italy, designed a proprietary bottle for Trump Super Premium Vodka and Milton Glaser designed a bottle decoration. The product was unveiled at the 2006 Wine and Spirits Wholesalers convention. We launched Trump Super Premium Vodka on October 28, 2006 in the metro New York market. We subsequently expanded distribution to 46 states. The product has been sold through several key distributors including Phoenix Distribution and in 11 markets through Kendal Jackson Wine Companies distribution organization and its affiliates. Market reaction to this product has been excellent. Trump Super Premium Vodka was recently awarded a Four Star Highly Recommended rating by a nationally prominent spirits journal and  received a “90-95”, “Superb Highly Recommended” rating from the respected Wine Enthusiast Magazine in its March 2008 Buying Guide issue. In February 2008, we commenced sales of Trump flavored vodkas, which are comprised of Trump Premium Citron, Grape, Orange, and Raspberry, distilled with all natural fruit flavors combined with the award-winning Trump Super Premium Vodka.

In February 2008 we entered into a joint venture with Grammy Award-winning producer and artist, Dr. Dre. The Company and Dr. Dre have formed the joint venture to identify, develop, and market premium non-alcoholic beverages, The deal is under the umbrella of the agreement between the Company and Interscope Geffen A&M Records. The joint ventures first beverages will be a super premium cognac selection and a unique sparking vodka.

NON ALCOHOLIC PRODUCTS

Our non-alcoholic product offerings are Newman's Own lightly sparkling fruit juice drinks and sparking fruit waters. Newman's Own lightly sparkling fruit juice drinks are products developed by Paul Newman Foods in association with us. We have entered into an agreement to license Newman's Own name for distribution of this product in specified markets and have no ownership or other rights to the Newman's Own trademark. We have recently extended this agreement through October 2009. We successfully test marketed Newman's Own in the New York metropolitan area during 2005. Our test marketing was focused on five fruit juices based on a proprietary formulas developed in conjunction with Paul Newman Foods. As a result of the success of the test marketing, we have expanded the product line of Newman's Own drinks to include six fruit sodas and three fruit flavored, lightly sparkling waters. Newman's Own drinks are all natural, are certified Kosher and are made with real fruit juice and pure sugar cane.

We began distributing Newman's Own in the New York metropolitan area, New Jersey and Connecticut and have expanded distribution to California, State of Washington, Texas, Illinois, Alabama, Alaska, Pennsylvania, Vermont and Nebraska markets. Key grocery chains in the New York metropolitan area include Key Food, ShopRite, and Shows and numerous independent chains are selling the product. Newman's Own has been successful in the independent and Korean owned retail market segment. Newman's comes in 16 oz. glass bottles in lemonade, lemon lime, orange mango, blackberry, natural cherry, and raspberry kiwi flavors as well as three fruit flavored waters. Based upon on the market's reaction to this product, we hope to distribute this product throughout the United States. Expansion of the territories for distribution of this product is by mutual agreement of the parties. Given the market reception to these products, we will continue to dedicate resources to the Newman's Own products and hope to increase the distribution area for these products in the future.

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

We have entered into agreements with DAS Communications, Ltd. and Shep Gordon of Alive Enterprises. Both David Sonenberg, who controls DAS Communications, Ltd., and Shep Gordon are our shareholders. We have also entered into a joint venture (50% each) with Interscope Geffen A&M, of Universal Music Group, to commercialize and market jointly owned alcoholic and non alcoholic beverage products in collaboration with artists under contract with Interscope Geffen A&M. We believe that these persons can provide access to entertainment personalities and will help us to develop and access unique marketing and promotional opportunities in spirits and beverages. Our relationship with Shep Gordon has resulted in agreements with country music "icon" Willie Nelson and access to various culinary icons and introductions to other promotional resources. Under our agreement with Mr. Gordon, which we entered into in December 2002, he will also provide us with marketing advisory services through June 2009..

TRADEMARK DEVELOPMENT RESOURCES

In March 2002, we entered into a consulting agreement with Marvin Traub, former Chief Executive Officer of the Bloomingdales' department store chain, and an expert in trademark development. Mr. Traub provides ongoing advice and marketing expertise to us pursuant to us under this agreement. He also serves on our Board of Directors.

MARKETING, SALES AND DISTRIBUTION

MARKETING

Our marketing plan is based upon our strategy of icon branding. We successfully launched Trump Super Premium Vodka by using the public relations activity across numerous media platforms to generate a high level of brand awareness and consumer interest. This model has also been used for Old Whisky River Bourbon and Paul Newmans Sparkling Fruit Beverages. Our marketing and pricing policies and programs take into consideration competitors' prices and our perception of what a consumer is willing to pay for the particular brand and product in the retail environment. Our goal is to competitively price our products with the other comparable premium brands and provide a higher quality product at the selected price points. We believe our Icon strategy supports category premium pricing.

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

SALES

Our products are sold predominantly in the continental United States primarily in the beverage sections of liquor stores, grocery stores, drug stores, convenience stores, delicatessens, sandwich shops and supermarkets. Many of our beverage products are sold nationally and our distribution model, depending on the product, includes several national and regional chains, for example, Trump Super Premium Vodka is sold at Ralphs in California, and Walgreen's, ABC Liquor, Albertsons and various other retail chains. Old Whiskey River is sold nationally at Texas Roadhouse and at Specs in Texas. Newmans sparkling fruit beverages and waters are currently sold at several hundred grocery and retail chain stores including Raley’s Food Stores, Shaws, ShopRite, Price Choppers, and Key Food.

Our sales efforts are supported by two independent contractors each with in excess of 25 years experience in beverage brand building who have specific market responsibility. These contractors manage a network of national brokers responsible for local markets.

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

PRODUCTION

CONTRACT PACKING ARRANGEMENTS

We currently use independent contract packers known as "co-packers" to prepare, bottle and package our products. Currently, our primary contract packers are WV Wanders in Holland, Heaven Hill Distilleries in Kentucky, Cold Spring Brewing Company in Minnesota, Interamericana de Licores in Panama, Tequila El Viejito S.A. in Guadalajara, Mexico, and Damiana S.A. Mexico. We have an option to acquire WV Wanders production facility in Holland. WV Wanders produces Trump Super Premium Vodka and Trump Flavors. In the event our relationship with any of our co-packers is terminated, we believe we could replace the co-packer with another of comparable quality. However, in such, case our business would be disrupted until a replacement co-packer was identified and commenced production.

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

RAW MATERIALS

Substantially all of the raw materials used in the preparation, bottling and packaging of our products are purchased by us or by our contract packers in accordance with our specifications. Typically, we rely on our contract packers to secure raw materials that are not unique to us. The raw materials used in the preparation and packaging of our products consist primarily of spirits, flavorings, concentrate, glass, labels, caps and packaging. These raw materials are purchased from suppliers selected by us or in concert with our co-packers or by the respective supplier companies. Bottle production for Trump Super Premium Vodka and Trump flavored vodka transferred to China at the end of fiscal 2008. We consider World Enterprises Sino, Ltd, which now supplies the bottles for Trump Super Premium Vodka, and Wynn Starr to be a significant suppliers of raw materials, because they supply specialty products. We believe that we have adequate sources of raw materials, which are available from multiple suppliers.

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

For every run of product, our contract packers undertake extensive on-line testing of product quality and packaging. For our non-alcoholic products this includes testing levels of sweetness, carbonation, taste, product integrity, packaging and various regulatory cross checks. Similar product testing is done on our wines and spirits. For each product, the contract packer must transmit all quality control test results to us upon request. We believe that, working in concert with our internal management, the food scientist resources of Newman's Own and Wynn Starr Flavors, and the in-house quality control mechanisms of our winery and distillery partners assure that our standards are at least equal to those established in the industry

Testing at each of our co-packers generally includes microbiological checks and other tests to ensure the production facilities for our products meet the standards and specifications of our quality assurance program. We believe the production facilities inspection programs are at least equal to industry standards. We request that water quality be monitored during production and at scheduled testing times to ensure compliance with applicable government regulatory requirements. Flavors are sourced from only qualified manufacturers. We are committed to an on-going program of product improvement with a view toward ensuring high quality of our products.

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

TRADEMARKS, FLAVOR CONCENTRATE TRADE SECRETS AND PATENTS

We own a number of trademarks, including, in the United States, "Drinks Americas" (TM), "Cohete" (TM), "Swiss T"(TM), " "Screaming Monkey" (TM) and "Aguila" (TM), Casa BoMargo (TM). Trademarks have been filed and pending with no opposition for Drinks Americas (TM), "Monte Verde"(TM) and "Corcovado"(TM). In addition, we have trademark protection in the United States for a number of other trademarks for slogans and product designs, including "The Rooster Has Landed"(R), "Party Harder"(TM), Success Distilled (TM) and The World's Finest Super Premium Vodka (TM).

We also own, indirectly as a member of a limited liability company, an interest in the "Old Whiskey River" trademark. We also license the Rheingold trademark. We have a license from Newman's Own to use the Newman's Own trademark in the marketing and selling of Newman's Own Lightly Sparkling Fruit Juices. We also have a license from Trump Mark, LLC to use the Trump trademark in the marketing and sale of Trump Super Premium Vodka and Trump flavors.

Our license agreement for the Trump trademark provides for minimum royalty payments through November 2012. The agreement provides for certain minimum royalty payments, which if not paid, could result in termination of the license.

Under our license agreement for Old Whiskey River, we are obligated to pay royalties of between $10 and $33 per case, depending on the size of the bottle. Under our license agreement for Newman's Own, we are obligated to pay royalties of $.95 per twelve bottle case. Our Rheingold license requires us to pay the licensor $3 per barrel for domestic sales and $10.33 for foreign sales. Under our license agreement for Damaina Liqueur we are obligated to pay a percentage of gross profits, less certain direct selling expenses through May 2008 and $3 per case thereafter. Under our license agreement with Aguila Tequila we are obligated to pay $3 per case.

Under our joint venture agreement with Dr. Dre we are obligated to pay a percentage of gross profits, less certain direct selling expenses.

We consider our trademarks, patent and trade secrets to be of considerable value and importance to our business. No successful challenges to our registered trademarks have arisen and we have no reason to believe that any such challenges will arise in the future.

COMPETITION

The beverage industry is highly competitive. We compete with other beverage companies, most of which have significantly more sales, significantly more resources and which have been in business for much longer than we have. We compete with national and regional beverage producers and "private label" suppliers. Some of our alcohol competitors are Diageo, Pernod Ricard, Brown-Forman, Castle Brands, Allied Biomes and Bacardi & Company, Ltd. On the non-alcoholic front, some of our direct competitors include Cadbury Schweppes (which produces Snapple and Mystic among other brands) Camper, Boylands and Hansens. We believe it is a costly and difficult for large companies to create new brands. As a result, we believe opportunities exist for smaller companies to develop high-quality, high-margin brands, which can grow to be very attractive acquisition candidates for the larger companies.

EMPLOYEES

As of July 17, 2008, we had twelve full-time employees and an additional five persons, who were independent contractors working for us either in their individual capacities or through professional service companies controlled by them. No employee is represented by a labor union. Two of the independent contractors have executed contracts with us and are paid on a variable success basis depending upon sales generated by them.

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
Our ability to establish a market for our brands and products in new geographic distribution areas, as well as maintain and expand our existing markets, is dependent on our ability to establish and maintain successful relationships with reliable independent distributors strategically positioned to serve those areas. Many of our larger distributors sell and distribute competing products, including non-alcoholic and alcoholic beverages, and our products may represent a small portion of their business. To the extent that our distributors are distracted from selling our products or do not expend sufficient efforts in managing and selling our products, our sales will be adversely affected. Our ability to maintain our distribution network and attract additional distributors will depend on a number of factors, many of which are outside our control. Some of these factors include: (i) the level of demand for our brands and products in a particular distribution area; (ii) our ability to price our products at levels competitive with those offered by competing products and (iii) our ability to deliver products in the quantity and at the time requested by distributors.

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

THE LOSS OF KEY PERSONNEL WOULD DIRECTLY AFFECT OUR EFFICIENCY AND ECONOMIC RESULTS.

We are dependent upon the creative skills and leadership of our founder, J. Patrick Kenny, who serves as our President and Chief Executive Officer and upon the management, financial and operational skills of Jason Lazo, our Chief Operating Officer. We currently maintain key person life insurance on Mr. Kenny in the amount of $2,000,000. The loss of the services of either Mr. Kenny, or Mr. Lazo could have a material adverse affect on our business and operations, including our ability to develop and execute a long-term, profitable business plan. Due to inadequate working capital, we have often not paid agreed upon compensation to our employees and independent contractors. Due to increase in our working capital from the offering of our preferred stock we closed in December, 2007, we expect to timely pay our employees and independent contractors in the future. However, if we fail to do so, there can be no assurance they will continue to render services to us.

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

A LARGE NUMBER OF SHARES OF COMMON STOCK WILL BE ELIGIBLE FOR FUTURE SALE AND MAY DEPRESS OUR STOCK PRICE.

Our shares that are eligible for future sale may have an adverse effect on the price of our stock. As of July 17, 2008, there were 81,338,801shares of our common stock outstanding. Also, we have issued approximately over 31,000,000 shares of our common stock since March 2005. Furthermore, in connection with our December Private Placement, we issued 5,000,000 shares of common stock, 11,000 shares of our Series A Preferred Stock, which is convertible into 22,000,000 shares of our common stock and warrants to acquire 600,000 shares of our common stock. A significant percent of these shares either are or soon will be eligible to be traded. Our average daily trading volume for the previous three months ended July 17, 2008 was approximately 130,000 shares of our common stock. Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then current market price of the common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

ITEM 2. DESCRIPTION OF PROPERTY

We lease 2,739 square feet of office in Wilton, Connecticut under an operating sublease which will expire July 31, 2009, with base annual rent payments of approximately $50,000 through July 31, 2009. Under our lease, we are also responsible for our pro rata share of real estate tax increases. We also lease 1100 square feet of office space in New York City, New York, with minimum annual rent payments of approximately $4,000 per month. Various additional charges are passed through to us under this lease. This lease will expire on March 31, 2009. We are subleasing our New York City office space. In addition we have a number of agreements with independent warehousing companies providing for the stocking, storage and shipping of a significant amount of our products at their various locations We believe our leased premise and our independent warehouse facilities are suitable and adequate for our use and adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

On or about July 19, 2006, Manhattan Beer Distributor, LLC, a wholesale distributor of beverages in the State of New York, (“MBD”) initiated litigation in the Supreme Court of the State of New York in Bronx County (Index No. 17776-2006) against the Company. Plaintiff sued for approximately $87,000 plus interest, for alleged distribution services rendered both prior and subsequent to the acquisition of certain assets related to Rheingold Beer. We have answered the complaint and have filed a cross-claim against RBCI Holdings, Inc., the entity that sold us the assets, for the portion of the complaint related to pre-acquisition services. RBCI has not filed an answer. The discovery phase of the litigation has been completed. There have been continuing settlement negotiations and a trial is scheduled for September 12, 2008.

In April 2007, RBCI Holdings Inc. (“RBCI”) filed a complaint against the Company in the U.S. District court, Southern District of N.Y. (No. 07-CV-02877). RBCI seeks $150,000 plus 525,738 shares of common stock of the Company and re-assignment of the Rheingold license in damages for an alleged breach of the Asset Purchase Agreement, related to the October 27, 2005 purchase of certain Rheingold assets. The Company has filed a motion to dismiss the complaint. The Company believes that RBCI overstated assets, understated liabilities and misrepresented revenue in connection with the asset sale. A discovery schedule has been set. Settlement discussions have commenced. The Company plans to vigorously defend the suit.

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

On or about June 12, 2007, Phillip Cassia, formally affiliated with Sloan Equity Partners (“Sloan”), LLC initiated litigation in the US District Court (No. 07 CIV 5590) alleging that the Company failed to recognize the assignment to him, and his subsequent exercise of, two warrants allegedly issued by the Company to Sloan to purchase 300,000 shares and 67,500 shares of the Company’s common stock. The plaintiff demanded that the Company affect these assignments and that the plaintiff be awarded unspecified monetary damages for alleged breach of the terms of the warrants and such other relief as may be just and proper. The Company has filed an answer with counterclaims against the plaintiff. The case was settled in April 2008 with the Company paying Cassai $500.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASERS OF EQUITY SERCURITIES AND SMALL ISSUER PURCHASE OF EQUITY SECURITIES

MARKET FOR OUR COMMON STOCK
AND RELATED
STOCKHOLDER MATTERS

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

Year Ending, April 30, 2007
First Quarter, July 31, 2006	$0.79	$0.45
Second Quarter, October 31, 2006	$1.00	$0.43
Third Quarter, January 31, 2007	$3.26	$0.70
Fourth Quarter, April 30, 2007	$3.58	$1.02

Year Ending, April 30, 2008
First Quarter, July, 31, 2007	$1.59	$0.95
Second Quarter, October 31, 2007	$1.00	$0.38
Third Quarter, January 31, 2008	$0.56	$0.14
Fourth Quarter, April 30, 2008	$0.58	$0.21

SECURITY HOLDERS

At July 17, 2008, there were 81,338,801 shares of our common stock outstanding, which were held of record by approximately 671 stockholders, not including persons or entities that hold the stock in nominee or "street" name through various brokerage firms. On such date there were five stockholders of record of our Preferred Stock.

DIVIDENDS

The payment of dividends, if any, is to be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, for use in our business operations and accordingly, the Board of Directors does not anticipate declaring any dividends in the near future. In addition, the terms of our Series A Preferred Stock limit our ability to pay cash dividends to our stockholders.

Dividends, if any, will be contingent upon our revenues and earnings, capital requirements and financial condition.

EQUITY COMPENSATION PLAN INFORMATION

In June, 2007, our Board of Directors adopted our 2007 Stock Incentive Plan (the "Plan"). The total number of shares of our Common Stock that may be subject to awards under the Plan is 7,000,000 shares. No awards have been granted under the Plan.

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

UNREGISTERED SECURITIES

In May 2007, we issue a note holder 23,836 shares of our common stock to satisfy $14,301 of interest accrued through April 10, 2007. This note was issued in October 2006 in the amount of $250,000, bears 12% interest per annum, is convertible into our common stock at $0.60 per share, and matures in October 2008. At the option of the lender, the interest accrued on the note is payable in shares of our common stock.

In July 2007, we issued 1,000 shares of our common stock as a bonus for work performed by an independent contractor.

In June 2007, a member of our Board of Directors was issued 40,000 shares of our common stock as compensation for serving on our Board.

In June 2007, in connection with our new relationship with Interscope Geffen A&M, of Universal Group, , we issued warrants to purchase 801,000 shares of our common stock at a price of $1.284 per share. The warrants may be exercised at any time up to June 14, 2017. The warrants have cashless exercise provisions.

In October 2007 the Company issued 200,000 shares of our common stock with a value of $80,000 for payments towards legal fees related to Rheingold beer.

On December 18, 2007, we sold to three related investors (the "December Investors") who participated in our January 2007 Private Placement an aggregate of 3,000 shares of our Series A Preferred Stock, $.001 par value (our "Series A Preferred Stock" or "Preferred Stock"), at a cash purchase price of $1,000 per share, generating gross proceeds of $3,000,000 (the “December Private Placement” or the "December Financing"). Our Preferred Stock is convertible into our common stock at $.50 per share which, if all of the Preferred Stock is converted, would result in the issuance of 6,000,000 shares of our common stock. The Preferred Stock has no voting or dividend rights. Out of the gross proceeds of this Offering, we paid Midtown Partners & Co., LLC, the placement agent, $180,000 in commissions and $30,000 for non-accountable expenses. We also issued to the placement agent, warrants to acquire 600,000 shares of our Common Stock for a purchase price of $.50 per share (the "December Placement Agent Warrants"), which warrants are exercisable for a five year period.

The financing we consummated in January 2007 (the “January Private Placement”) provided participating investors with rights to exchange the common stock they acquired in the January Private Placement for securities issued in subsequent financings consummated at a common stock equivalent of $2.00 per share or less. Under this provision, all of the January Investors including the December Investors have exchanged 4,444,444 shares of our common stock for 8,000 shares of our Preferred Stock, which Preferred Stock is convertible into an aggregate of 16,000,000 shares of our common stock. Also, the January Warrants issued in connection with the January Private Placement contain full ratchet anti-dilution provisions, as to both the exercise price and the number of shares purchasable under the warrants, which due to the December Private Placement, would have resulted in the January Warrants representing the right to acquire 22,666,668 shares of our common stock, i.e., an additional 18,888,890 shares (the “Warrant Increment”) at a reduced exercise price of $.50 per share. We have issued 5,000,000 shares of our common stock to the January Investors, in consideration of their waiver of the Warrant Increment (the “Waiver Shares”). This waiver will apply to future financings as well. The provisions of the January Warrants which result in the reduction of the exercise price remain in place and, as a result of the December Private Placement, the exercise price of the January Warrants have been reduced to $.50 per share. Each of our December Investors invested in the January Private Placement but not all of our January Investors invested additional funds in the December Private Placement. We agreed to use our best efforts to file a Registration Statement covering the resale of the shares of our common stock issuable on the conversion of the Preferred Stock issued to the December Investors and the January Investors, and the shares of our common stock issuable on exercise of the December Placement Agent Warrants. Such Registration was declared effective by the Securities and Exchange Commission under the Securities and Exchange Act of 1934 on June 5, 2008. We do not have sufficient shares of common stock available to allow for the conversion of all of the preferred stock into common stock. We have agreed , and our board of directors previously approved amending our Certificate of Incorporation to increase the number of shares of common stock we are authorized to issue to 200,000,000 shares. Approval of our stockholders shall be required to effect such amendment under Delaware law and we expect to hold a special meeting of our stockholders for the purpose of securing such approval and note that shareholders representing over 50% of our outstanding common stock consented to such amendment.

In January 2008 the Company’s Chief Executive Officer (CEO) elected to convert $25,000 due him for compensation into shares of Company common stock at a price of $0.50 per share resulting in the Company issuing 50,000 shares to him.

On February 25, 2008 we reached an agreement with Shep Gordon to convert past due amounts owed aggregating $190,000 due him for consulting fees into shares of Company common stock at a price of $0.50 per share resulting in the Company issuing 380,000 shares to him. The market price of the Company’s common stock at the date of the election to convert was $0.45 per share.

On March 28, 2008 a consultant elected to convert $16,818 due him for consulting fees into shares of Company stock at a price of $0.37 per share resulting in the Company issuing 45,455 shares to him.

In April 2008 the Company issued 300,000 shares of its stock to three consultants (100,000 shares each) for their contributions relating to certain strategic transactions which the Company entered.

In June 2008, 50,000 shares of our common stock and warrants to purchase an additional 150,000 shares of our common stock were issued to one of the Company’s vendors as part of a licensing agreement. The exercise price of the warrants is $0.50 per share. The warrants expire five years from the date of the agreement.

In July 2008 in connection with an extension of a licensing agreement for one of our brands the Company issued 100,000 shares of common stock and warrants to purchase an additional 300,000 shares of common stock to a charitable organization supported by one of the icons with whom we have a relationship. Under the terms of the warrant agreement 100,000 shares of common stock are exercisable September 1, 2009, 100,000 shares of common stock are exercisable September 1, 2010, and 100,000 shares of common stock are exercisable September 1, 2010. The warrants expire five years from the date the warrants are exercisable.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations should be read with "Selected Financial Data" and our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this report.

RESULTS OF OPERATIONS

Year ended April 30, 2008 compared to year ended April 30, 2007

Net Sales: Net sales were $4,509,000 for the year ended April 30, 2008 compared to net sales of $6,085,000 for the year ended April 30, 2007, a decrease of 26%. The decrease is due to the impact of the launch of Trump Super Premium Vodka in October 2006.

Trump Super Premium Vodka sales aggregated $2,652,000, including Trump flavored vodkas, which were launched in February 2008, on 29,215 cases sold, which accounted for 59.0% of total dollar sales and 26.0% of total case sales for the year ended April 30, 2008. Trump Flavors accounted for $443,000 of sales on 4,393 cases sold. For the year ended April 30, 2007, Trump Super Premium Vodka sales aggregated $4,631,000 on 43,815 cases sold, which accounted for $76.1% of total dollar sales and 39.4% of total cases sales. This represents a dollar decrease of 42.7% and a case decrease of 33.3%. The launch and national pipeline fill-in of Trump Super Premium Vodka starting October 2006 accounted for a build in sales of the product in the prior year. Sales of all wine and spirits products aggregated $3,842,000 on 39,637 cases sold for the year ended April 30, 2008 compared to $5,575,000 on 52,936 cases for the year ended April 30, 2007. Net sales of Old Whiskey River Bourbon totaled $452,000 on 3,806 cases sold for the year ended April 30, 2008 compared to net sales of $341,000 on 2,647 cases sold for the year ended April 30, 2007. This represents a dollar increase of 32.4% and a case increase of 43.8%. Net sales of our Aguila Tequila aggregated $133,000 on 1,418 cases sold for the year ended April 30, 008 compared to $21,000 on 246 cases sold for the year ended April 30, 2007. This represents a dollar increase of 524.0% and a case increase of 476.4%. Net sales of our Damiana Liqueur aggregated $197,000 on 1,555 cases sold for the year ended April 30, 2008 compared to net sales of $175,000 on 1,383 cases sold for the year ended April 30, 2007. This represents a dollar increase of 12.1% and a case increase of 12.4%. Net sales of our premium imported wines totaled $392,000 on 3,396 cases sold for the year ended April 30, 008 compared to net sales of $373,000 on 4,380 cases sold for the year ended April 30, 2007. This represents a dollar increase of 5.2% and a case decrease of 22.1%. The dollar amount increased while cases decreased due to the liquidation of certain discontinued wines at below cost in the prior year. Net sales of our non alcoholic product, Newman’s Own sparkling fruit beverages and sparkling waters increased to $667,000 on 75,141 cases sold for the year ended April 30, 2008 compared to $167,000 on 16,668 cases sold for the year ended April 30, 2007. This represents a dollar increase of 33.4% and a case increase of 28.5%. The Company has substantially improved the Newman’s Own beverage products over the last year. We eliminated the high fructose corn syrup and replaced it with pure cane sugar and is now kosher certified. The Company has been expanding distribution of Newman’s Own across the country. As a result, the case volume is increase nationally.

Gross margin: Gross profit was $1,685,000 for the year ended April 30, 2008 a decrease of $816,000, compared to gross profit of $2,501,000 for the year ended April 30, 2007. Gross margin for our wine and spirits business was 40.7% percent for the year ended April 30, 2008, which was within or target of 40 percent, compared to 42.6 percent for the prior year. Gross margin for our non alcoholic business was 21.8 percent for the year ended April 30, 2008 compared to 24.0 percent for the year ended April 30, 2007. The gross profit margin of our non alcoholic Newman’s Own products is expected to improve with the implementation of alternate packaging which will lead to lower product costs. Gross margin of our wines increased to 36.4% for the year ended April 30, 2008 from 11.3% for the year ended April 30, 2007. This increase is the direct result of the aforementioned liquidation of certain wines in the prior year. Gross margin of Trump Super Premium Vodka, including Trump flavored vodka, decreased to 40.1% for the year ended April 30, 2008 compared to 45.7% for the year ended April 30, 2007. The gross margin decrease is largely due to the weakening dollar which has resulted in increased Trump Vodka component costs, the introduction of the lower-margin Trump 1.75 liter bottle, a decrease in the percentage of direct sales which leads to increased direct costs such as excise taxes and freight , as well as price support for Trump Super Premium Vodka necessary in order to achieve competitive pricing. The decrease in gross margin for our Trump Super Premium Vodka is expected to be mitigated by the reduction of price support and the transfer of bottle production to China.
Selling, general and administrative: Selling, general and administrative expenses totaled $7,838,000 for the year ended April 30, 2008, compared to $9,982,000 for the year ended April 30, 2007, a decrease of $1,969,000,000 or 19.8%. Total selling and marketing costs aggregated $3,900,000 for the year ended April 30, 2008 compared to $3,800,000 for the year ended April 30, 2007. General and administrative expenses aggregated $3,938,000 for the year ended April 30, 2008 compared to $6,200,000 for the year ended April 30, 2007. During the year ended April 30, 2007 the Company issued shares of its common stock to several employees, various distributors, consultants and professionals who contributed to our business and the successful launch of Trump Super Premium Vodka. In total , $1,800,000 of our selling, general and administrative expenses were paid by the issuance of our equity securities. For the year ended April 30, 2008 $230,000 of selling, general and administrative expenses were paid by the issuance of equity securities. There were additional one-time expenses recognized by the Company for the year ended April 30, 2007 relating to the Trump Super Premium Vodka launch including product development expenses aggregating $195,000. Product development costs for the year ended April 30, 2008 aggregated $58,000. Charges relating to purchase order financing aggregated $45,000 for the year ended April 30, 2008 compared to $245,000 for the year ended April 30, 3007. The decrease is due to our improved financial liquidity. For the year ended April 30, 2008, fees earned by our Board of Directors for serving on the board aggregated $175,000 compared to $300,000 for the year ended April 30, 2007. Due to limited working capital, prior to the year ended April 30, 2007, the members of our Board of Directors were not previously compensated for services rendered to us as members of our Board of Directors. Shipping and warehousing expenses have increased to $455,000 for the year ended April 30, 2008 compared to $255,000 for the year ended April 30, 2007. The increase is due to the warehousing of Trump Super Premium Vodka for a full twelve months of national availability in the current year as compared to eight months for the prior year. In addition, for the year ended April 30, 2008 we incurred higher freight charges than for the year ended April 30, 2007 ($190,000 compared to $107,000). The increase in freight charges is the result of fewer direct container sales of Trump Super Premium Vodka from our Netherlands warehouse as well as increased sales of our Newman’s Own products. Selling expenses are expected to be reduced in the future as sales promotions for Trump Vodka become more targeted.

Other Income (expense): Other income totaled $7,000 for the year ended April 30, 2008 compared to expense of $1,137,000 for the year ended April 30, 2007. The significant decrease is due to the fact that nearly $1,100,000 was recognized as a loss on debt extinguishment for the year ended April 30, 2007 none was incurred for the year ended April 30, 2008. There has been a reduction in interest expense (interest expense was $164,000 for the year ended April 30, 2008 versus $771,000 for the year ended April 30, 2007) due to the extinguishment of much of our long term debt.

Income Taxes: We have incurred substantial net losses from our inception and as a result, have not incurred any income tax liabilities. Our federal net operating loss carry forward is approximately $25,000,000, which we can use to reduce taxable earnings in the future. No income tax benefits were recognized in fiscal 2008 and 2007 as we have provided valuation reserves against the full amount of the future carry forward tax loss benefit. We will evaluate the reserve every reporting period and recognize the benefits when realization is reasonably assured.

IMPACT OF INFLATION

Although management expects that our operations will be influenced by general economic conditions we do not believe that inflation has had a material effect on our results of operations.

SEASONALITY

As a general rule, the second and third quarters of our fiscal year (August-January) are the periods that we realize our greatest sales as a result of sales of alcoholic beverages during the holiday season. During the fourth quarter of our fiscal year (February-April) we generally realize our lowest sales volume as a result of our distributors working off inventory which remained on hand after the holiday season. The fourth quarter ended April 30, 2008 realized improved sales over the prior quarter predominantly due to the launch of Trump flavored vodka in February 2008. As we increase our non-alcoholic beverage sales, as a result of increased distribution of Newman's Own products, we would expect sales in first quarter of our fiscal year (May-July), to increase since the spring and summer tends to be the strongest periods for sales of non-alcoholic beverages.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES
Although our working capital position has been improved as a result of our December Private Placement of our preferred stock, we will need to continue to carefully manage our working capital and our business decisions will continue to be influenced by our working capital requirements. Lack of liquidity continues to negatively affect our business and curtail the execution of our business plan.

We have experienced net losses and negative cash flows from operations and investing activities since our inception in 2003. Net losses for the years ended April 30, 2008 and 2007 were $6,310,948 and $9,389,250, respectively. Cash used in operating activities for the year ended April 30, 2008 and 2007 were $3,848,266 and $8,901,392, respectively. We have to date funded our operations predominantly through bank borrowings, loans from shareholders and investors, and proceeds from the sale of our common stock, preferred stock, and warrants. Net cash provided by financing totaled $2,986,900 for the year ended April 30, 2008 compared to $9,615,291 for the year ended April 30, 2007.

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

The financing that we consummated in January 2007 (the “January Financing”) provided participating investors (the “January Investors”) rights to exchange the common stock they acquired for securities issued in subsequent financings consummated at a common stock equivalent of $2.00 per share or less. Under this provision, the January Investors have exchanged 4,444,445 shares of common stock for 8,000 shares of Preferred Stock (which Preferred Stock is convertible into an aggregate of 16,000,000 shares of our common stock). The 4,444,445 shares exchanged were accounted for as a reduction of Additional Paid in Capital and a reduction of Common Stock since the shares have been cancelled. Also in the January Financing, the January Investors acquired warrants to purchase 3,777,778 shares of our common stock at an exercise price of $3.00 per share (the “January Warrants”). The January Warrants contain full ratchet anti-dilution provisions, as to both the exercise price and the number of shares purchasable under the warrants, which due to the December Financing, would have resulted in the January Warrants representing the right to acquire 22,666,668 shares of our common stock, i.e., an additional 18,888,890 shares (the “Warrant Increment”) at a reduced exercise price of $.50 per share. We have issued 5,000,000 shares of our common stock to the January Investors, in consideration of their waiver of the Warrant Increment (the “Waiver Shares”). This waiver will apply to future financings as well.

The provisions of the January Warrants which result in the reduction of the exercise price remain in place and, as a result of the December Financing, the exercise price of the January Warrants have been reduced to $.50 per share. The value of the Waiver Shares was determined to be $1,650,000 which was the market value of the 5,000,000 shares which were issued in consideration of the waiver at the date of grant. Each of our December Investors participated in the January Financing but not all of our January Investors participated in the December Financing.
We filed a Registration Statement covering the resale of 6,011,001 shares of our common stock issuable on the conversion of Preferred Stock issued to the December Investors and the January Investors. Such Registration Statement was declared effective by the Securities and Exchange Commission under the Securities and Exchange Act of 1934 on June 5, 2008. We do not have sufficient shares of common stock available to allow for the conversion of all of the preferred stock into common stock. We have agreed , and our board of directors previously approved amending our Certificate of Incorporation to increase the number of shares of common stock we are authorized to issue to 200,000,000 shares. Approval of our stockholders shall be required to effect such amendment under Delaware law and we expect to hold a special meeting of our stockholders for the purpose of securing such approval and note that shareholders representing over 50% of our outstanding common stock consented to such amendment.

The December Investors may allege that certain penalties are owed to them by the Company based on certain time requirements in the documentation relating to the December Financing. If such claim is successfully made, we may lack the liquidity to satisfy such claim.

On March 28, 2008 a consultant elected to convert $16,818 due him for consulting fees into shares of Company stock at a price of $0.37 per share, which was the market price on the date of the election, resulting in the Company issuing 45,455 shares to him..

On February 25, 2008 we reached an agreement with Shep Gordon to convert past due amounts owed aggregating $190,000 due him for consulting fees into shares of Company common stock at a price of $0.50 per share resulting in the Company issuing 380,000 shares to him. The market price of the Company’s common stock at the date of the election to convert was $0.45 per share.

On January 17, 2008 the Company’s Chief Executive Officer (CEO) elected to convert $25,000 due him for compensation into shares of Company common stock at a price of $0.50 per share resulting in the Company issuing 50,000 shares to him. The market price of the Company’s common stock on the date of election was $0.18 per share.

From July 2007 through April 2008 the Company borrowed an aggregate of $522,303 from our CEO for working capital purposes. The borrowings bear interest at 12% per annum. As of April, 2008, $327,554 including interest has been repaid. For the year ended April 30, 2008 interest incurred on this loan aggregated $37,798. As of April 30, 2008 amounts owed to our CEO on these loans aggregated $232,547 including accrued interest.

In October 2006, the Company borrowed $250,000 and issued a convertible promissory note in like amount. This note is payable in October 2008 and is convertible into shares of our common stock at $0.60 per share. The note bears interest at 12% per annum and is payable quarterly commencing January 2007. At the option of the lender, interest can be paid in shares of Company common stock. During the year ended April 30, 2008 the Company issued the note holder an aggregate of 49,307 shares of our common stock to satisfy an aggregate of $29,583 of interest accrued through October 10, 2007 and in February 2008, the Company paid the note holder $7,742 for interest accrued through January 10, 2008. In connection with this borrowing we issued warrants to purchase 250,000 shares of our common stock for $0.60 per share. These warrants are exercisable for a five-year period from the date of issuance.

In June 2006, we entered into a $10 million, three-year, asset-based revolving credit facility with a financial institution to be used for working capital purposes. Under this line, we may borrow 85% of eligible accounts receivable, as defined under the agreement. Interest on the line accrues at 1.5% above the prime rate. Also, in June 8 2006, we entered into a secured purchase order financing facility with another financial institution. The amount we are able to borrow under these facilities will depend on our outstanding eligible accounts receivable, inventory and eligible purchase orders, respectively. Both of these facilities are secured by our assets. On April, 2008 $307,940 and $0 was outstanding on our revolving credit and purchase order facilities, respectively.

ROYALTIES/LICENSING AGREEMENTS

In November 2005, the Company entered into an eight-year license agreement for sales of Trump Super Premium Vodka. Under the agreement the Company is required to pay royalties on sales of the licensed product. The agreement provides for certain minimum royalty payments through November 2012 which if not satisfied could result in termination of the license.

Under our license agreement for Old Whiskey River, we are obligated to pay royalties of between $10 and $33 per case, depending on the size of the bottle.

Under our license agreement for Newman’s Own, we are obligated to pay royalties of $.95 per twelve bottle case.

Under our license agreement for Damaina Liqueur we are obligated to pay a percentage of gross profits, less certain direct selling expenses through May 2008 and $3 per case thereafter.

Under our license agreement with Aguila Tequila we are obligated to pay $3 per case.

OTHER AGREEMENTS

In fiscal 2003 we entered into a consulting agreement with a company, Marvin Traub & Associates (“MTA”), owned 100% by Marvin Traub, a member of the Board of Directors. Under the agreement, MTA is being compensated at the rate of $100,000 per annum. As of April 30, 2008, we were indebted to MTA in the amount of $156,248.

In December 2002, we entered into a consulting agreement with Mr. Shep Gordon which provides for payment of $120,000 per year to Mr. Gordon, payable through June 2009. As of April 30, 2008, the aggregate amount owed to Mr. Gordon was approximately $30,000. We have an informal understanding with Mr. Shep Gordon pursuant to which he can convert all or a portion of the consulting fees which we owe to him into shares of our common stock at a conversion price negotiated from time to time. In February 2008 the Company issued 380,000 shares of its common stock to Mr. Gordon to satisfy $190,000 of consulting fees owed to Mr. Gordon as of January 31, 2008.

Since we were founded in 2002, the implementation of our business plan has been negatively affected by insufficient working capital. Business judgments have been substantially affected by the availability of working capital. Although our working capital position and our cash balance has been improved as a result of our December and January, 2007 private placement of our common stock, preferred stock and warrants, we will need to continue to carefully manage our working capital and our business decisions will continue to be influenced by our working capital requirements. Therefore, our short term business strategy will rely heavily on our cost efficient icon brand strategy and the resources available to us from our media and entertainment partners We will continue to focus on those of our products which we believe will provide the greatest return per dollar of investment with the expectation that as a result of increases in sales and the resulting improvement in our working capital position, we will be able to focus on those products for which market acceptance might require greater investments of time and resources. To that end, our short-term focus will be, for wine and spirits, Trump Super Premium Vodka, Old Whiskey River Bourbon, Damiana, Aquila Tequila, our select label wines, and in association with our recent joint venture with music icon Dr. Dre, a super premium cognac and a unique sparkling vodka. For the non-alcoholic beverages Newman’s Own lightly sparkling fruit juice drinks and waters. In order for us to continue and grow our business, we will need additional financing which may take the form of equity or debt. There can be no assurance we will be able to secure the financing we require, and if we are unable to secure the financing we need, we may be unable to continue our operations. We anticipate that increased sales revenues will help to some extent, but we will need to obtain funds from equity or debt offerings, and/or from a new or expanded credit facility. In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected.

OFF BALANCE SHEET ARRANGEMENTS

Not applicable.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are more fully described in Note 2 to the audited financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. We believe that the following critical accounting policies are subject to estimates and judgments used in the preparation of the financial statements.

The Company recognizes revenues when title passes to the customer, which is generally when products are shipped. The Company recognizes revenue dilution from items such as product returns, inventory credits, discounts and other allowances in the period that such items are first expected to occur. The Company does not offer its clients the opportunity to return products for any reason other than manufacturing defects. In addition, the Company does not offer incentives to its customers to either acquire more products or maintain higher inventory levels of products than they would in ordinary course of business. The Company assesses levels of inventory maintained by its customers through communications with its customers. Furthermore, it is the Company's policy to accrue for material post shipment obligations and customer incentives in the period the related revenue is recognized.

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

The Company computes earning per share under the provisions of SFAS No. 128, Earnings per Share, whereby basic earning (loss) per shares is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased to assume exercise of potentially dilutive and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the year ended April 30, 2008 and 2007, diluted losses per share amounts equal basic losses per share because the impact of the assumed exercise of contingently issuable shares would have been anti-dilutive.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We do participate in certain transactions which are settled in foreign currencies. Such transactions are short term in nature and any corresponding fluctuation in foreign exchange rates have not been material. We do not hold instruments that are sensitive to changes in interest rates or commodity prices. Therefore, we believe that we are not materially exposed to market risks resulting from fluctuations from such rates or prices.

ITEM 7. FINANCIAL STATEMENTS

Financial Statements are listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

DISCLOSURES CONTROLS AND PROCEDURES

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2008 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2008, our Chief Executive Officer, who also is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be declared by us in reports that we file with or submit to the SEC is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

ITEM 8A(T). CONTROLS AND PROCEDURES

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINICAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that are intended to:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

2.
provide reasonable assurance that transactions are recorded as necessary to permit reparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended April 30, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following are the executive officers and directors of the Company:

Name	Age	Positions and Offices
J. Patrick Kenny	52	President and Chief Executive Officer
Bruce Klein	53	Chairman of the Board of Directors
Jason Lazo	42	Chief Operating Officer
Jeffrey Daub	42	Chief Financial Officer
Marvin Traub	83	Member, Board of Directors
Thomas Schwalm	64	Member, Board of Directors
Fredrick Schulman	56	Member, Board of Directors
Hubert Millet	72	Member, Board of Directors

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

Bruce K. Klein has served as the Vice Chairman of the Board of DA since it was founded in September 2002 and has been our Chairman of the Board since March, 2005. Since February, 1999, he has served as the Managing Partner of Victory Partners LLC, a company created to fund private businesses in their early stages. In the last five years, Victory has funded six businesses in technology, vitamins and internet services areas, of which three have became public companies and three remain private. From 1992 to 1997, Mr. Klein was a registered representative of the Equitable Companies, responsible for sales and services to high income clients, acting as investment advisor and estate planner to an exclusive client base. From 1986 to 1991, Mr. Klein served as President of Transatlantic Exports Corp., where his duties included purchasing and exporting of finished and contract goods throughout Europe and Africa. From 1980 through 1991, Mr. Klein owned several retail businesses in lumber, hardware home centers and decorating. He received a B.S. in Finance and an M.BA in Marketing from Farleigh Dickinson University.

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

Jeffrey Daub has served as the Company's Chief Financial Officer since May 22, 2007 and its controller since November, 2006. Prior to joining the Company, from 1992 to November, 2006, he was employed by Rosen Seymour, Shapss Martin & Company LLP ("RSSM"), a public accounting firm in New York City, where he most recently served as an audit manager. From July, 2006 to November, 2006, while at RSSM, Mr. Daub assisted in the Company's internal accounting functions and with the preparation of its periodic filings with the Securities and Exchange Commission. At RSSM, Mr. Daub provided services to clients, both private and public, in various industries, including the supervision and performance of financial audits. Mr. Daub, 41 years old, is a Certified Public Accountant as well as an Accredited Business Valuator. He was awarded a B.S. in Applied Mathematics and Statistics with a Minor in Business from SUNY Stony Brook and an M.S. in Accounting from Long Island University.

Marvin Traub was an initial investor with Mr. Kenny in Maxmillian Partners, LLC. He joined our Board of Directors in March, 2005. From 1978 to 1991, he served as the Chief Executive Officer and Chairman of Bloomingdales. His background is in marketing, retail, home furnishings and apparel. Mr. Traub serves as President of his own marketing and consulting firm, Marvin Traub Associates ("MTA") which he founded in 1992. MTA currently has clients in 14 countries and a team of 18 consultants, all former principals in the retail and consumer goods sectors. Prior to that, Mr. Traub served as Chairman of Finance Global Consulting, the consulting arm of Finance, Inc., where he was Senior Advisor.

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

Fredrick Schulman served as the Chairman and President of Gourmet Group, Inc. from September 2000 until March of 2005 and he has been a member of our Board of Directors since March, 2005. He has 25 years of experience in corporate and commercial finance, venture capital, leveraged buy outs, investment banking and corporate and commercial law. Mr. Schulman's career includes key positions with RAS Securities in New York from 1994 to 1998 as General Counsel and Investment Banker, eventually becoming Executive Vice President and Director of Investment Banking. From 1999 to September, 2001, he was President of Morgan Kent Group, Inc, a venture capital firm based in New York and Austin, Texas. Since September, 2003, Mr. Schulman has served as Chairman of Skyline Multimedia Entertainment, Inc., and, since September, 2002, he has served as President and Director of East Coast Venture Capital, Inc., a specialized small business investment company and community development entity based in New York. Since September, 2006, Mr. Schulman also has served as chairman of the board of directors of NewBank, a New York charted commercial bank.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of and transactions in our common stock. Based solely upon our review of copies of such reports and representations from reporting persons that were provided to us, we believe that Bruce Klein did not file a Form 5 with respect to our last fiscal year and we are unsure whether such form was required to be filed.

CODE OF ETHICS

The Company has adopted a written code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer and any persons performing similar functions. The Company will provide a copy of its code of ethics to any person without charge upon written request addressed to 372 Danbury Road, Wilton, CT 06897.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table shows for fiscal years ended April 30, 2008 and 2007, respectively, certain compensation awarded or paid to, or earned by, the following persons (collectively, the "Named Executive Officers"): J. Patrick Kenny, our President and Chief Executive Officer; Bruce Klein, our Chairman of the Board; Jason Lazo, our Chief Operating Officer, and Jeffrey Daub our Chief Financial Officer and the Named Executive Officers whose total compensation exceeded $100,000 in 2008 and 2007.

Other than the Named Executive Officers, none of our executive officers earned more than $100,000 in salary and bonus for the 2008 or 2007 fiscal years. We did not grant options to them during the period indicated but, because of inadequate working capital, we did issue shares of restricted stock to them in partial satisfaction of the salary indicated below. The stock we issued to our named executive offices in satisfaction of compensation owed to them was valued based on the market value of the shares on the over-the-counter Bulletin Board on the date such individual agreed to accept such shares in lieu of a portion of any accrued and unpaid salary owed to him on such date. Such issuances were not part of a formal plan or arrangement and were negotiated individually between the Company and the named executive officer involved.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)	ALL OTHER COMPENSATION ($)	TOTAL ($)

J. Patrick Kenny	2008	$300,000	$—	$—	$24,609	$324,609
Chief Executive	2007	275,000	260,000	50,000	35,994	620,994
Officer (1)

Jason Lazo	2008	$175,000	$—	$—	$—	$175,000
Chief Operating	2007	164,581	100,000	237,119	110,000	611,700
Officer (2)

Jeffrey Daub	2008	$125,000	$—	$—	$2,161	$127,161
Chief Financial	2007	$56,983	$—	$—	$788	$57,771
Officer(3)

Richard Shiekman	2008	$90,000	$—	$—	$24,499	$114,999
President	2007	134,169	—	—	11,000	145,169
Drinks Global,LLC (4)

Brian Kenny	2008	$92,000	$7,667	$—	$2,802	$102,473
V.P. Marketing (5)	2007	$86,336	$10,000	$42,660	$—	$138,996

(1) In fiscal 2008 Mr. Kenny converted $25,000 of compensation due him into 50,000 shares of the Company’s common stock which amount is included in salary in the above table. Stock awards in fiscal 2007 represent the issuance of 50,000 shares of our common stock to Mr. Kenny in the fourth quarter of fiscal 2007 which are valued at fair market value on the date of grant in accordance with FAS 123R at $3.03 per share . The cash bonus was approved by our board in consideration for the service that Mr. Kenny has made to our Company for the past five years from our inception. Other compensation of $24,609 in fiscal 2008 and $35,994 in fiscal 2007 represents payments of personal major medical and life insurance premiums. We implemented a corporate sponsored group life and health plan in March 2008 which does not discriminate in scope, terms of operation, in favor of executive officers and is available to all salaried employees.

(2) Stock awards represent the one-time issuance of 150,075 shares of our common stock issued to Mr. Lazo in the third quarter of fiscal 2007 for services provided to the Company in connection with the successful launch of Trump Super Premium Vodka, which are valued at market value on the date of grant in accordance with FAS 123R at $1.58 per share. The cash bonus was approved by our board in consideration for the service that Mr. Lazo has made to our Company for the past 5 years from our inception. Bonuses were not paid in prior years due to limited capital. Other compensation of $110,000 in fiscal 2007 represents the gross-up amount reimbursed to Mr. Lazo for the payment of taxes on the value of the 150,075 shares of common stock he received.

(3) Other compensation of $2,161 in fiscal 2008 and $788 in fiscal 2007 represents payments of personal major medical premiums.

(4) Other compensation of $24,499 in fiscal 2008 represent payments sales commissions earned ($16,779) and payments of personal medical premiums ($7,720). Other compensation of $11,000 in fiscal 2007 represents payments of personal major medical premiums.

(5) Stock awards in fiscal 2007 represent the issuance of 27,000 shares of our common stock issued to Mr. Kenny in the third quarter of fiscal 2007 provided to the Company in connection with the successful launch of Trump Super Premium Vodka which are at fair market value on the date of grant valued in accordance with FAS 123R at $1.58 per share.

INCENTIVE PLANS

In June, 2007, our Board of Directors adopted our 2005 Stock Incentive Plan (the "Plan"). The total number of shares of our Common Stock that may be subject to awards under the Plan 7,000,000 shares. No awards have been issued under the Plan.

OPTION GRANTS IN LAST FISCAL YEAR

We did not grant to the Named Executive Officers options to purchase shares in fiscal 2008.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

None of our officers held options to purchase shares of our common stock during fiscal 2008

EMPLOYMENT AGREEMENTS

We have not entered into any employment agreements with our executive officers or other employees to date. We may enter into employment agreements with them in the future.

DIRECTOR COMPENSATION

The following table represents a summary of the compensation paid to our directors for their services on our board of directors during the fiscal year ended April 30, 2008. Except as listed below, there were no bonuses, other annual compensation, restricted stock awards or stock options/SARs, or any other compensation paid to the directors listed for their services as a director of the Company. Except as disclosed in the table below, no compensation was paid to our directors for any of the last three fiscal years for their services as directors of the Company.

Directors Compensation for the Fiscal Year Ended April 30, 2008

Name	Cash Fees ($)	Stock Awards ($)	Total ($)
Bruce Klein	$25,000	$—	$25,000
Thomas Schwalm	25,000	—	25,000
Marvin Traub	25,000	—	25,000
Fredrick Schulman	25,000	—	25,000
Hubert Millet	25,000	50,000	75,000

Cash fees represent amounts earned but not paid in fiscal 2008 for services rendered as a director. The board has not made a determination whether such amounts will be paid in cash or common stock. Mr. Millet joined the Board in March, 2007 and in the first quarter of fiscal 2008 was awarded 40,000 shares of our common stock with a market value of $50,000 which were issued in June 2007 for services he will render as a member of our Board of Directors.

In fiscal 2008, our CEO was paid interest on loans he made to the Company (These payments are described in the section of this report entitled “Certain Relationships and Related Party Transactions”). In fiscal 2008, Companies wholly owned by Marvin Traub and Bruce Klein earned consulting fees of $100,000 and $84,000, respectively, for work not related to serving on our board. In addition, in fiscal 2008, a company controlled by Fred Schulman earned $57,833 for legal services rendered to our Company (See “Certain Relationships and Related Party Transactions”).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND EXECUTIVE OFFICERS AND RELATED SHAREHOLDER MATTERS

The following table sets forth, as of July 17, 2008, certain information regarding the ownership of our voting securities by each stockholder known to our management to be (i) the beneficial owner of more than 5% of our outstanding common stock, (ii) our directors, (iii) our named executive officers, and (iv) all executive officers and directors as a group. We believe that, except as otherwise indicated, the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares. Percentage of ownership is based on 81,338,801 shares of Common Stock issued and outstanding at July 17, 2008, plus, as to the holder thereof only and no other person, the number of shares of Common Stock which may be acquired on conversion of our preferred stock or are subject to options, warrants and convertible debentures exercisable or convertible within 60 days of July 17, 2008 by that person.

Name	Number of Shares of Common Stock Beneficially Owned		Percentage of Outstanding Shares
J. Patrick Kenny 30 Old Wagon Road Wilton, CT 06877	14,562,583	(1)	17.90%

Bruce Klein 123 Elbert Street Ramsey, NJ 07446	10,922,691	(2)	13.43%

Kenneth Close 1101 30th Street, NW Suite 200 Washington, DC 20007	8,914,758	(3)	10.95%

Thomas Schwalm 5983 SE Morning Dove Way Hobe Sound, FL 33455	3,768,073	(4)	4.61%

Jason Lazo 144 Wire Mill Rd. Stamford, CT 06903	1,017,534	(5)	1.25%

Marvin Traub 535 Fifth Avenue New York, NY 10022	1,672,291	(6)	2.06%

Fredrick Schulman 241 Fifth Ave, Suite 302 New York, NY 10016	1,073,772	(7)	1.32%

Hubert Millet 588 West Stafford Rd. Thousand Oaks, CA 91361	110,000	(8)	0.14%

Brian Kenny 30 Old Wagon Road Wilton, CT 06877	227,000	(9)	0.28%

Richard Shiekman 343 Good Hill Rd Weston, CT 06883	50,000	(10)	0.06%

Enable Growth Partners, LP 1 Ferry Bldg Ste 255 San Francisco, CA 94111	8,626,315	(11)	9.99%

All Directors, Officers and Management as a group (8 persons)	33,126,944		40.71%

(1) Includes 10,000,000 shares owned by Kenny LLC I, and 2,000,000 shares owned by Kenny LLC II, entities controlled by Mr. Kenny. Does not include 227,000 shares owned by Mr. Kenny's son and 191,263 shares owned by Mr. Kenny's brother, as to which shares Mr. Kenny disclaims beneficial ownership.

(2) Includes 6,700,000 shares owned by Peter Christian and Associates, LLC, and 3,150,633 shares owned by Victory Partners, LLC, entities controlled by Mr. Klein, 55,556, shares owned by Vigilant Investors, of which Mr. Klein is a partner, and 550,000 and 450,000 shares owned by the wife and sons of Mr. Klein respectively. Mr. Klein disclaims beneficial ownership of the shares owned by his wife, his son, and Vigilant Investors.

(3) Includes 4,701,167 shares owned by Nexcomm International Beverage, LLC, an entity controlled by Mr. Close, 211,136 shares in trusts for the benefit of Mr. Close’s four children of which Mr. Close is a trustee, and warrants to purchase 83,333 shares.

(4) Includes 3,333,267 shares and warrants to purchase 322,223 shares owned by Greenwich Beverage Group, LLC ("Greenwich"), an entity controlled by Mr. Schwalm. Also includes 1,500 shares owned by a trust of which Mr. Schwalm is co-trustee, as to which shares Mr. Schwalm disclaims beneficial ownership.

(5) Includes 907,434 shares owned by Lazo, LLC, an entity controlled by Mr. Lazo and 100,000 shares owned by Mr. Lazo’s daughters.

(6) Does not include 22,222 shares owned by Mr. Traub's son, as to which shares Mr. Traub disclaims beneficial ownership.

(7) Includes 219,970 shares owned by Mr. Schulman's wife, Lois Shapiro, to which shares Mr. Schulman disclaims beneficial ownership. Does not include 690,000 shares owned by JGS Supermarket Management Corp., an entity owned and controlled by Mr. Schulman's sister, as to which Mr. Schulman disclaims beneficial ownership

 (8), (9), and (10) All shares are owned directly by each person, respectively.

(11) Includes warrants to purchase 2,006,994 shares and 3,821,599 shares purchasable on conversion of convertible preferred stock. Does not include an additional 9,778,401 shares purchasable upon conversion of convertible preferred stock due to provisions of the Certificate of Designation with respect to our Series A Preferred Stock, which generally prevent conversion of the preferred stock if conversion would result in beneficial ownership by the holder of greater than 9.99% of our shares.

 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We incurred licensing royalty expenses of approximately $62,000 and $52,000 in fiscal 2008 and 2007, respectively, to Old Whiskey River Distilling Company, LLC which we own 25 percent membership interests.

In June 2007, Mr. Millet was issued 40,000 shares of our common stock as compensation for services he will render for serving on our Board of Directors.

On January 17, 2008 the Company’s CEO elected to convert $25,000 due him for compensation into shares of Company common stock at a price of $0.50 per share resulting in the Company issuing 50,000 shares to him.

For the years ended April 30, 2008 the Company incurred fees for services rendered related to sales and marketing payable to a limited liability company which was controlled by Bruce Klein, the Company's chairman of the board aggregating $84,000. As of April 30, 2008 unpaid fees owed to the chairman's consulting firm, aggregated $98,550.

For the year ended April 30, 2008 the Company incurred legal fees payable to a company which was controlled by Fred Schulman, a member of the Company's board of directors aggregating $57,633.

From July 2007 through April 2008 the Company borrowed an aggregate of $522,303 from J. Patrick Kenny, our CEO, for working capital purposes. The borrowings bear interest at 12% per annum. As of April, 2008, $327,554 including interest has been repaid. For the year ended April 30, 2008 interest incurred on this loan aggregated $37,798. As of April 30, 2008 amounts owed to our CEO on these loans aggregated $232,547 including accrued interest.

ITEM 13. EXHIBITS

(A) Exhibit Index

2.1	Agreement and Plan of Share Exchange, dated as of June 9, 2004, among Gourmet Group, Inc., Drinks Americas, Inc. and the shareholders of Drinks Americas, Inc.

3.1	Certificate of Incorporation of Drinks Americas Holdings, Ltd.

3.2	By-Laws of Drinks Americas Holdings, Ltd.

3.3**	Certificate of Designation of Series A Convertible Preferred Stock.

4.1	Form of 10% Convertible Promissory Note issued by Gourmet Group, Inc., including Registration Rights provisions.

42****	Form of 10% Senior Convertible Promissory Note, dated March 2005, issued by Drinks Americas Holdings, Ltd. issued by Drinks Americas Holdings, Ltd. to investors in its Bridge Notes financing.

4.3****	Form of Stock Purchase Warrant, dated March 2005, issued by Drinks Americas Holdings, Ltd to investors in its Bridge Note financing.

4.4*****	Form of Securities Purchase Agreement, dated as of January 30th, 2007 between Drinks Americas Holdings, Ltd. and certain investors.

4.5*****	Form of Registration Rights Agreement, dated as of January 30th, 2007 between Drinks Americas Holdings, Ltd. and certain investors.

4.6*****	Form of Common Stock Purchase Warrant, dated as of January 30th, 2007 between Drinks Americas Holdings, Ltd. and certain investors.

4.7*****	Form of Placement Agent Agreement between Drinks Americas Holdings,Ltd. and Midtown Partners Co., LLC dated as of October 25th, 2006.

4.8*****	Form of Placement Agent Warrant, dated as of January 30th, 2007 between Drinks Americas Holdings, Ltd. and Midtown Partners Co., LLC.

4.9*******	Form of Securities Purchase Agreement dated as of December 18, 2007 Between Drinks Americas Holdings, Ltd. and certain Investors.

4.10*******	Form of Registration Rights Agreement, dated as of December 18, 2007 Between Drinks Americas Holdings, Ltd and certain Investors.

4.11*******	Form of Placement Agent Agreement between Drinks Americas Holdings, Ltd. and Midtown Partners Co., LLC.

4.13*******	Form of Placement Agent Warrant, dated as of December 18, 2007 between Drinks Americas Holdings, Ltd. and Midtown Partners Co., LLC.

10.1	Form of 10% Promissory Note issued by Drinks Americas, Inc. to Gourmet Group, Inc. relating to the proceeds of the Private Placement.

10.2	Agreement, dated April 6, 2004, between Paul Newman, Newman's Own,Inc. and Drinks Americas, Inc. relating to the distribution of Newman's Own Lightly Sparkling Fruit Juices.

10.3	Letter, dated May 12, 2003, from Interamericana de Licores, S.A. to Drinks Americas, Inc. relating to the production of Cohete Rum.

10.4	Purchase Agreement, dated July 29, 2003, between Drinks Americas, Inc.and Aguila Tequila Partners relating to Aguila Tequila.

10.5	Agreement, dated June 24, 2003, between Xanadu Wines Limited and Drinks Americas, Inc. relating to the distribution of Xanadu Normans Wines.

10.6	Interest Purchase Agreement, dated December 9, 2002, between Drinks Americas, Inc. and Shep Gordon.

10.7	Assignment, dated December 9, 2002, from Shep Gordon to Drinks Americas,Inc. of the limited liability company interests in Old Whiskey River Distilling Company LLC.

10.8	Assignment, dated December 9, 2002, from Shep Gordon to Drinks Americas, Inc. of the limited liability company interests in Y Sake LLC.

10.9	Assignment, dated December 9, 2002, from Alive Enterprises, Inc. to Old Whiskey River Distilling Company LLC of Trademark rights to Old Whiskey River.

10.10	Assignment, dated December 9, 2002, from Alive Enterprises, Inc. to Y Sake LLC of Trademark rights to Y Sake.

10.11	Trademark License Agreement, dated December 9, 2002, between Drinks Americas, Inc. and Old Whiskey River Distilling Company LLC relating to Old Whiskey River and Willie Nelson.

10.12	Trademark License Agreement, dated December 9, 2002, between Drinks Americas, Inc. and Y Sake LLC relating to Y Sake and Roy Yamaguchi.

10.13	Distributor Rights Agreement, dated December 9, 2002, between Old Whiskey River Distilling Company LLC and Drinks Americas, Inc.

10.14	Distributor Rights Agreement, dated December 9, 2002, between Y Sake LLC and Drinks Americas, Inc.

10.15	Consulting and Exclusive Referral Agreement, dated December 9, 2002,by and among Shep Gordon, Drinks Americas, Inc. and Maxmillian Partners, LLC.

10.16	Sublease Agreement, dated August 12, 2002, by and between Blau Marketing Technologies, Inc. as Sublandlord and Maxmillian Partners,LLC as subtenant.

10.17	Amended and Restated License Agreement, dated December 10, 2002, between Old Whiskey River Distilling Company, LLC and Willie Nelson.

10.18	Consulting Letter Agreement, dated March 28, 2002, between Marvin Traub Associates, Inc. and Maxmillian Partners, LLC.

10.19	Letter, dated October 28, 2002, from DAS Communications Ltd. (David Sonenberg) to Drinks Americas, Inc.

10.20	Restated (Demand) Promissory Note, dated as of July 9, 2004, in the amount of $290,000 from Drinks Americas, Inc. to Fredrick Schulman as agent for the payees.

10.21	Promissory Note, dated May 10, 2004, in the amount of $200,000 from Drinks Americas, Inc. to Bank Leumi USA.

10.22	Unlimited Guaranty, dated May 13, 2004, from Drinks Americas, Inc. to Bank Leumi USA.

10.23	Secured Convertible Note and Agreement, dated April 8, 2003, in the amount of $200,000 from Maxmillian Partners LLC to Nexcomm International Beverages, LLC.

10.24	Guaranty Agreement, dated April 8, 2003, between Drinks Americas, Inc.and Nexcomm International Beverages, LLC.

10.25	Security Agreement, dated April 8, 2003, by and between Drinks Americas, Inc. and Nexcomm International Beverages, LLC.

10.26	Secured Convertible Note and Agreement, dated July 28, 2003, in the amount of $200,000 from Maxmillian Partners LLC to Nexcomm International Beverages, LLC.

10.27	Security Agreement, dated July 28, 2003, by and between Maxmillian Partners LLC and Kenneth H. Close.

10.28	Security Agreement, dated July 28, 2003, by and between Drinks Americas, Inc. and Kenneth H. Close.

10.29	Guaranty Agreement, dated July 28, 2003, between Maxmillian Mixers LLC and Kenneth H. Close.

10.30	Promissory Note, dated October 15, 2004, in the amount of 155,975 from Drinks Americas, Inc. to Nexcomm International Beverages, LLC.

10.31	Note, dated October 15, 2004, in the amount of $352,167 from Drinks Americas, Inc. to Kenneth H. Close.

10.32	Promissory Note, dated October 15, 2004, in the amount of $44,560 from Drinks Americas, Inc. to Kenneth H. Close.

10.33	Security Agreement, dated October 15, 2004, by and between Drinks Americas, Inc. and Nexcomm International Beverages, LLC.

10.34****	Form of Registration Rights Agreement between Drinks Americas Holdings, Ltd and the investors in its Bridge Notes financing.

10.35***	Amended and Restated Promissory Note, dated December 26, 2005, by and between Drinks Americas Holdings, Ltd. and Kenneth H. Close for $776,167.

10.36***	Asset Purchase Agreement, dated as of October, 2005, by and between Drinks Americas Holdings, ltd. and Rheingold Brewing Company, Inc.

10.37***	Loan Agreement, dated June 1, 2006, by and between D.T. Drinks, LLC and Production Finance International, LLC.

10.38***	Loan and Security Agreement, dated June 1, 2006, by and between Drinks Americas, Inc., Drinks Global Imports, LLC, D.T. Drinks, LLC and Business Alliance Capital Company.

10.39******	Licensee Agreement between Trump Marks, LLC and D.T. Drinks, LLC,dated November 15, 2005.

10.40******	Agreement between D.T. Drinks, LLC and A.H. Wanders B.V., dated August 10, 2006.

10.41*******	Exclusive Distribution Agreement between Damiana Importing, Inc. and Drinks Americas, Inc., dated May 25, 2005.

1042******	Requirements Agreement between Wynn Starr Flavors, Inc. and Drinks Americas, Inc., dated February 19, 2003.

10.43**	Registrant's Incentive 2007 Stock Plan.

14.0***	Code of Ethics

21.1(a)***	List of Subsidiaries of Drinks Americas Holdings, Ltd.

23.2*	Consent of accountants for use of their report.

31.1*	Certification by J. Patrick Kenny, Chief Executive Officer, pursuant to Rule 13a-14 (a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Jeffery Daub, Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by J. Patrick Kenny, Chief Executive Officer, pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Jeffery Daub, Chief Financial Officer, pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Numbers with (*) are filed herewith. Numbers with (**) have been incorporated by reference to our Post-Effective Amendment No. 1 to Form SB-2 filed on January 22, 2008. Numbers with (***) have been incorporated by reference to our Form 10-KSB filed on August 14, 2006. Numbers with (****) have been incorporated by reference to our Form 8-K filed on March 25, 2005. Numbers with (*****) have been incorporated by reference to our Form 8-K filed January 31, 2007. Numbers with (******) have been incorporated by reference to our Form SB-2 filed on March 19, 2007. Numbers with (*******) have been incorporated by reference to our 8-K filed on December 19, 2007. All other exhibits have been incorporated by reference to our Form 8-K filed on March 9, 2005.

ITEM 14. PRINCIPAL ACCOUNTANTS' FEES AND SERVICES

Set forth below are the fees billed by the Company’s independent principal accountants for the past two years for services provided to the Company.

Audit fees:We engaged Bernstein & Pinchuk, LLP as our principal accountants to perform the audit of our financial statements for the year ended April 30, 2008. During the year ended April 30, 2007 we were billed $110,000 including amounts billed for the audit of the Company for the year ended April 30, 2006 and fees related to quarterly reviews during the year ended April 30, 3006. During the year ended April 30, 2008 we were billed $90,000 including amounts billed for the audit of the Company for the year ended April 30, 2007 and fees related to quarterly reviews for the year ended April 30, 2008. We have not yet been billed for the audit of the Company for the year ended April 30, 2008..

Tax fees: None

All Other Fees: For the year ended April 30, 2008 we were billed by our principal accountants $38,000 for the services relating to a potential acquisition and $3,000 relating to our Registration Statement which was declared effective on June 5, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2008.

Drinks Americas Holdings, Ltd.

By: /s/ J. Patrick Kenny
J. Patrick Kenny -
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date
/s/ J. Patrick Kenny
J. Patrick Kenny	Chief Executive Officer, Director	August 4, 2008

/s/ Jeffrey Daub
Jeffrey Daub	Chief Financial Officer	August 4, 2008

/s/ Jason Lazo
Jason Lazo	Chief Operating Officer	August 4, 2008

/s/ Bruce Klein
Bruce Klein	Chairman of the Board	August 4, 2008

/s/ Frederick Schulman
Frederick Schulman	Director	August 4, 2008

/s/ Marvin Traub
Marvin Traub	Director	August 4, 2008

/s/ Thomas Schwalm
Thomas Schwalm	Director	August 4, 2008

/s/ Hubert Millet
Hubert Millet	Director	August 4, 2008

DRINKS AMERICAS HOLDINGS, LTD. AND AFFILIATES

FINANCIAL STATEMENTS

Page

FINANCIAL STATEMENTS FOR THE YEAR ENDED APRIL 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FINANCIAL STATEMENTS	2

Consolidated Balance Sheet	3

Consolidated Statements of Operations	4

Consolidated Statements of Changes in the Shareholders' Equity
(Deficiency)	5

Consolidated Statements of Cash Flows	6-7

Notes to Consolidated Financial Statements	8-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Drinks Americas Holdings, Ltd.:

We have audited the accompanying consolidated balance sheet of Drinks Americas Holdings, Ltd. and Affiliates (the "Company") as of April 30, 2008, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended April 30, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2008 and the results of its operations, changes in shareholders' equity and its cash flows for the years ended April 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bernstein & Pinchuk LLP

New York, New York
July 18, 2008

DRINKS AMERICAS HOLDINGS, LTD AND AFFILIATES CONSOLIDATED BALANCE SHEET APRIL 30, 2008

Assets
Current assets:
Cash and equivalents	$133,402
Accounts receivable, net of allowances of $24,000	583,949
Inventories	1,844,412
Other current assets	445,278

Total current assets	3,007,041

Property and equipment, at cost less accumulated depreciation and amortization	91,307
Investment in equity investee	69,028
Intangible assets, net	735,559
Deferred loan costs, net	22,548
Other assets	644,762

$4,570,245

Liabilities and Shareholders' Equity:
Notes and loans payable	$1,057,940
Loan Payable - related party	232,547
Accounts payable	1,866,477
Accrued expenses	1,235,165

Total current liabilities	4,392,129

Commitments	—

Shareholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; issued and outstanding 11,000 shares (redemption value $11,000,000)	11
Common stock, $0.001 par value; 100,000,000 authorized; issued and outstanding 81,188,224 shares	81,189
Additional paid-in capital	32,656,685
Accumulated deficit	(32,559,768)
178,116

$4,570,245

See notes to consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD AND AFFILIATE
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED APRIL 30, 2008 AND 2007

	2008	2007

Net sales	$4,509,070	$6,084,520
Cost of sales	2,824,237	3,584,019

Gross margin	1,684,833	2,500,501

Selling, general and administrative expenses	7,838,481	9,981,588

Loss before other income(expense) and income tax expense	(6,153,648)	(7,481,087)

Other income (expense):
Interest expense	(164,205)	(770,678)
Loss on extinguishment of debt, net	—	(1,103,735)
Other income (expense), net	6,905	(33,750)

	(157,300)	(1,908,163)

Loss before income tax expense	(6,310,948)	(9,389,250)
Income tax expense	—	—

Net loss	$(6,310,948)	$(9,389,250)
Net loss per share (Basic and Diluted)	$(0.08)	$(0.14)

See notes to consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD AND AFFILIATES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY) YEARS ENDED APRIL 30, 2008 AND 2007

							Total
							Shareholders’
	Preferred Stock		Common Stock		Additional		Accumulated
	Number of	Par	Number of	Par	Paid-in	Accumulated	Equity
	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)
Balance, April 30, 2006	—	—	62,707,453	$62,707	$12,008,857	$(16,859,570)	$(4,788,006)
Issuance of shares for cash	—	—	8,227,778	8,228	9,441,637	—	9,449,865
Issuance of shares for services	—	—	2,246,308	2,247	2,095,127	—	2,097,374
Issuance of shares in settlement of notes and loans payable	—	—	6,352,035	6,352	5,154,389	—	5,160,741
Discounts on the issuance of Convertible notes	—	—	—	—	271,000	—	271,000
Net loss for the year	—	—	—	—	—	(9,389,250)	(9,389,250)

Balance, April 30, 2007	—	—	79,533,574	79,534	28,971,010	$(26,248,820)	$2,801,724
Issuance of shares for cash	3,000	3	—	—	2,759,997	—	2,760,000

Exchange of common shares for Preferred shares	8,000	8	(4,444,445)	(4,444)	4,436	—	—

Exchange of warrants for Common shares	—	—	5,000,000	5,000	(5,000)	—	—

Issuance of shares and warrants for services	—	—	1,099,095	1,099	926,241	—	927,340
Net loss for the year	—	—	—	—	—	(6,310,948)	(6,310,948)

Balance, April 30, 2008	11,000	11	81,188,224	$81,189	$32,656,684	$(32,559,768)	$178,116

See notes to consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 2008 AND 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(6,310,948)	$(9,389,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Deprecation and amortization	217,851	192,603
Loss on extinguishment of debt	—	1,103,735
Earnings in equity method investees	(7,392)	(11,612)
Stock and warrant issued for services of vendors, employees, directors and interest	149,741	2,368,373
Changes in operating assets and liabilities:
Accounts receivable	303,730	(595,335)
Due from factor	—	37,592
Inventories	407,962	(1,628,158)
Other current assets	601,594	(834,537)
Other assets	176,359	(379,607)
Accounts payable	372,301	(181,955)
Accrued expenses	240,536	416,759

Net cash used in operating activities	(3,848,266)	(8,901,392)

Cash flows from investing activities:
Acquisition of property and equipment	—	(116,897)

Net cash used in investing activities	—	(116,897)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	8,680,835
Proceeds from issuance of preferred stock	2,760,000	—
Proceeds from issuance of debt	604,453	1,433,269
Repayment of debt	(327,554)	(459,898)
Payments for loan costs	(50,000)	(38,915)

Net cash provided by financing activities	2,986,900	9,615,291

Net increase (decrease)in cash and equivalents	(861,366)	597,002

Cash and equivalents - beginning	994,768	397,766

Cash and equivalents - ending	$133,402	$994,768

Supplemental disclosures of noncash investing and financing activities:

Liabilities converted into shares of common stock	$261,078	$3,359,720

Shares issued equal to increase in prepaid expenses	$80,000	$—

Warrants issued equal to increase in deferred costs	$416,520	$—

Supplemental disclosures of cash flow information:
Interest paid	$76,343	$171,981

Income taxes paid	$—	$—

See notes to consolidated financial statements.

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

The accompanying consolidated balance sheet as of April 30, 2008 and the consolidated results of operations, consolidated changes in shareholders' equity (deficiency)and consolidated cash flows for the years ended April 30, 2008 and 2007 reflect Holdings its majority-owned subsidiaries and Partners (collectively, the "Company"). All intercompany transactions and balances in these financial statements have been eliminated in consolidation. The amount of common and preferred shares authorized, issued and outstanding as of April 30, 2008 and 2007, is those of Holdings.

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. Although the Company has shareholders' equity of $178,116 as of April 30, 2008, we have incurred significant operating losses and negative cash flows since inception. For the year ended April 30, 2008, the Company sustained a net loss of $6,310,948 compared with a net loss of $9,389,250 for the year ended April 30, 2007, and used $3,848,266 in operating activities compared with $8,901,392 for the year ended April 30, 2007. We have increased our working capital as a result of our December 2007 private placement of our preferred stock. In addition we have improved our liquidity by extinguishing a significant amount of debt by exchanging it for our common stock in previous periods. We will need additional financing which may take the form of equity or debt. We anticipate that increased sales revenues will help to some extent. In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

Nature of Business

Through our majority-owned subsidiaries, Drinks, DGI and DT Drinks we import, distribute and market unique premium wine and spirits and alcoholic beverages associated with icon entertainers, celebrities and destinations, to beverage wholesalers throughout the United States.

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenues when title passes to the customer, which is generally when products are shipped.

The Company recognizes revenue dilution from items such as product returns, inventory credits, discounts and other allowances in the period that such items are first expected to occur. The Company does not offer its clients the opportunity to return products for any reason other than manufacturing defects. In addition, the Company does not offer incentives to its customers to either acquire more products or maintain higher inventory levels of products than they would in ordinary course of business. The Company assesses levels of inventory maintained by its customers through communications with its customers. Furthermore, it is the Company's policy to accrue for material post shipment obligations and customer incentives in the period the related revenue is recognized.

Cash and Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company from time to time maintains balances in depository accounts in excess of FDIC insured limits. The Company has not experienced any credit losses nor anticipates any future losses in such accounts. At April 30, 2008 amounts exceeding FDIC insured limits aggregated approximately $98,000.

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

Inventories

Inventories are valued at the lower of cost or market, using the first-in first-out cost method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value.

The Company estimates the net realizable value of such inventories based on analysis and assumptions including, but not limited to, historical usage, expected future demand and market requirements.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of furniture and equipment, and amortization of leasehold improvements is provided on the straight-line method over the term of the related lease. When assets are retired or otherwise disposed of, the cost and related depreciation is removed from the accounts, and any resulting gain or loss is recognized in the statement of operations.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-lived Assets, we review long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. The Company's policy is to record an impairment loss at each balance sheet date when it is determined that the carrying amount may not be recoverable. Recoverability of these assets is based on undiscounted future cash flows of the related asset. No impairment losses were recorded in the years ended April 30, 2008 and 2007, respectively.

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

Investments

The investment of the Company in 25% ownership interests of Old Whiskey River Distilling, LLC is accounted for under the equity method of accounting.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $325,000 and $106,000 for the years ended April 30, 2008 and 2007, respectively.

Shipping and Delivery

The Company includes shipping and delivery costs in selling, general and administrative expenses. Shipping and delivery costs were approximately $190,000 and $108,000 for the years ended April 30, 2008 and 2007, respectively.

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

Earnings Per Share

The Company computes earnings per share under the provisions of SFAS No. 128, Earnings per Share, whereby basic earnings per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased to assume exercise of potentially dilutive and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the years ended April 30, 2008 and 2007, the diluted earnings per share amounts equal basic earnings per share because the Company had net losses and the impact of the assumed exercise of contingently issuable shares would have been anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

SFAS No. 107, ‘Disclosure About Fair Value of Financial Instruments,’ defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing participants and requires disclosure of the fair value of certain financial instruments. The Company believes that there is no material difference between the fair value and the reported amounts of financial instruments in the balance sheet due to the short term maturity of these instruments, or with respect to the debt, as compared to the current borrowing rates available to the Company.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), ‘Business Combinations,’ and SFAS No. 160, ‘Accounting and Reporting of No controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.’ Statement No. 141(R) is required to be adopted concurrently with Statement No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of Statement No. 141(R) and Statement No. 160 is required to be adopted prospectively. Business combination transactions accounted before adoption of Statement No 141(R) should be accounted for in accordance with Statement No. 141 and that accounting previously completed under Statement No. 141 should not be modified as of or after the date of adoption of Statement No. 141(R) . The Company is currently evaluating the impact of Statement No. 141(R) and Statement No. 160, but does not expect the adoption of these pronouncements to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 17, 2007, with earlier adoption permitted. The Company is currently evaluating the impact of adopting SFAS 157 but does not believe that the adoption if SFAS 157 will have a material impact on its financial position, cash flows, or results of operations.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements," to define fair value, establish framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosure about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 17, 2007, earlier adoption is encouraged. The Company is currently evaluating the impact of adopting SFAS 157 but does not believe that the adoption of SFAS 157 will have a material impact on its financial position, cash flows, or results of operations.

In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, ‘Effectiveness Date of FASB Statement No. 157, that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on annual basis or more frequently, the effective date of application of Statement 157 to those items is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim annual financial statements before FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of 157-b will have on the Company’s financial position, cash flows, or results of operations.

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

3. Inventories

As of April 30, 2008 Inventories consisted of the following:

Finished goods	$1,012,656
Raw material	831,756

$1,844,412

All raw materials used in the production of the Company's inventories are purchased by the Company and delivered to independent production contractors.

4. Other Current Assets

As of April 30, 2008 Other Current Assets consisted of the following:

Prepaid inventory purchases	$405,451
Prepaid insurance	14,994
Other	24,833

$445,278

5. Property and Equipment

As of April 30, 2008 Property and Equipment consisted of the following:

	Useful Life	Amount
Computer equipment	5 years	$23,939
Furniture	5 years	10,654
Automobile	5 years	68,337
Leasehold improvements	7 years	66,259
Production costs	2 years	122,449
		291,638
Accumulated depreciation and amortization		(200,331)

		$91,307

Depreciation expense for the years ended April 30, 2007 and 2006 amounted to $38,643 and $43,998, respectively.

6. Intangible Assets/Deferred Loan Costs

Intangible assets include the costs to acquire trademarks, license rights and distribution rights for four of the Company's alcoholic products. As of April 30, 2008 intangible assets consisted of the following:

Trademark/dist
And license rights	$1,151,966

Accumulated amortization	(416,407)

$735,559

Deferred loan costs consist of costs relating to the Company's short term financing. As of April 30, 2008 deferred loan costs consisted of the following:

Deferred loan costs	$63,915

Accumulated amortization	(41,367)

$22,548

Aggregate amortization expense for the years ended April 30, 2008 and 2007 amounted to $179,208 (including $25,000 for deferred financing costs which were removed from gross carrying amount and accumulated amortization) and $148,605, respectively.

Estimated annual amortization expense as of April 30, 2008 for the next five years are approximately as follows:

Year Ended	Amortization
April 30,	Expense
2009	$83,381
2010	60,834
2011	60,834
2012	60,834
2013	60,834

7. Other long term assets

In August 2006, in connection with an agreement with one of its sales consultants the Company issued warrants to purchase 100,000 shares of Holdings common stock at an exercise price of $0.60 per share. The warrants may be exercised at any time up to five years from the date of the agreement. The Company determined, as of the grant date of the warrants, that the warrants had a value of $18,000 which was amortized over the one year benefit period of such warrants. In addition, under the terms of the agreement, the consultant received 175,000 shares of Holdings common stock which were valued at $107,000 based on the market price of the stock at the date of the agreement. The value of stock issued is being amortized over the five year life of the consulting agreement. The unamortized value of the stock and warrants at April 30, 2008 was $68,948. The consultant is to receive an additional 100,000 warrants for each contract year with an exercise price to be determined by the Company’s board of directors. No cost for the value of the warrants currently issuable has been made since the exercise price has not been determined.

In February 2007, the Company entered into a five year agreement with a consulting company to provide certain financial advisory services. The Company prepaid $300,000 for such services. This amount is carried as a long-term asset and is being amortized over the five year life of the agreement. At April 30, 2008 the unamortized balance of the agreement was $225,370.

0n June 14, 2007, in connection with an endorsement agreement, the Company issued warrants to purchase 801,000 shares of the Company’s common stock at a price of $1.284 per share. The warrants may be exercised at any time up to June 14, 2017. The Company determined that the warrants had a value of $416,500, as of the date the warrants were granted, which is being amortized over the three year term of the endorsement agreement. The warrants have cashless exercise provisions. At April 30, 2008, the unamortized balance was $ 304,034.

8. Notes and Loans Payable

As of April 30, 2008 Notes and loans payable consisted of the following

Due to RBCI(a)	$500,000
Convertible note(b)	250,000
Revolving finance facility(c)	307,940
Other	—
1,057,940
Less current portion	1,057,940

Long-term debt	$—

(a) On October 27, 2005, the Company acquired certain assets of Rheingold Beer (“Rheingold”) and assumed certain obligations from Rheingold Brewing Company, Inc. (“RBCI”). Holdings issued 724,638 shares of common stock with a fair value of approximately $650,000 to RBCI and assumed approximately $142,000 of their liabilities and are contractually obligated to RBCI to issue an additional $500,000; payable in Holdings common stock with a value of $350,000 and $150,000 cash, accruing no interest. The obligation due RBCI was originally due on October 27, 2006. Due to nonpayment of the balance as a result of disagreements over certain of the acquired assets and liabilities, the Company was sued by RBCI (see Note 14).

(b) In October 2006, the Company borrowed $250,000 and issued a convertible promissory note in like amount. The due date of the loan was extended by the Company to October 2008 from October 2007 in accordance with the terms of the original note agreement. The note is convertible into shares of our common stock at $0.60 per share. The note bears interest at 12% per annum and is payable quarterly. At the option of the lender, interest can be paid in shares of Company common stock. During the year ended April 30, 2008 the Company issued the note holder an aggregate of 49,307 shares of Holdings common stock to satisfy an aggregate of $29,583 of unpaid interest accrued through October 10, 2007. In February 2008 the Company paid the note holder an additional $7,742 for interest accrued through January 10, 2008. At April 30, 2008 accrued interest on this loan aggregated $9,283 which is included in accrued expenses on the accompanying balance sheet. In connection with this borrowing we issued warrants to purchase 250,000 shares of our common stock for $0.60 per share. These warrants are exercisable for a five-year period from the date of issuance. The Company had determined, as of the date the notes were issued, the warrants had a value of $48,000 which is being expensed over the life of the related debt. The terms of the note enables the holder to convert such security into common stock of the Company at a price of $0.60 per share, which was at a discount to the market price of the common stock at the date convertible. At issuance, the convertible note was convertible into shares of the Company's common stock with an aggregate value which exceeded the amount of proceeds allocated to the convertible note by $58,000. As of April 30, 2008, this discount has been fully amortized.

(c) In June 2006, the Company entered into a $10 million, three year, working capital revolving finance facility with BACC, a division of Sovereign Bank. Interest on the line of credit is prime rate plus 1.5%, at April 30, 2008, 6.75%. The facility is secured by a first security interest in the assets of the Company (other than those of DT Drinks which is subordinated to Gateway Trade Finance, LLC (“Gateway”) (formerly Production Finance International, LLC). At April 30, 2008, $307,940 as outstanding on this facility.

In June 2006 the Company entered into a $1.5 million purchase order revolving credit facility with Gateway for financing the acquisition of certain inventory. The facility bears interest at prime plus 5% (10.25% at April 30,, 2008) per annum on amounts outstanding. Gateway has a first security interest in the assets of DT Drinks to the extent of this loan, as described above. At April 30, 2008 there were no amounts due Gateway.

9. Accrued Expenses

As of April 30, 2008 Accrued Expenses consisted of the following:

Payroll, board compensation, and consulting fees owed to officers, directors and shareholders	$742,567
All other payroll and consulting fees	218,413
Interest	11,339
Others	262,846

$1,410,165

10. Shareholders' Equity (Deficiency)

Weighted average number of common shares outstanding used to compute earnings per share for the years ended April 30, 2008 and 2007 are as follows:

	2008	2007
Basic and diluted	80,014,641	68,995,859

In addition to those referred to in Notes 7 and 12, additional transactions affecting the Company's equity for the years ended April 30, 2008 and 2007 are as follows:

In April 2008 the Company issued 300,000 shares of its stock to three consultants (100,000 shares each) for their contributions relating to certain strategic transactions which the Company entered. The aggregate value of the shares, based on the date the shares were granted, aggregated $99,000 which is included in selling, general and administrative expenses for the year ended April 30, 2008.

On March 28, 2008 a consultant elected to convert $16,818 due him for consulting fees into shares of Company stock at a price of $0.37 per share, which was the market price on the date of election (grant), resulting in the Company issuing 45,455 shares to him.

In February 25, 2008 a consultant elected to convert $190,000 due him for consulting fees into shares of Company common stock at a price of $0.50 per share resulting in the Company issuing 190,000 shares to him. The market price of the Company’s common stock at the date of the election to convert was $0.45 per share.

On January 17, 2008 the Company’s Chief Executive Officer (CEO) elected to convert $25,000 due him for compensation into shares of Company common stock at a price of $0.50 per share resulting in the Company issuing 50,000 shares to him. The market price of the Company’s common stock at the date of the election to convert was $0.18 per share.

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

The financing that we consummated in January 2007 (the “January Financing”) provided participating investors (the “January Investors”) rights to exchange the common stock they acquired for securities issued in subsequent financings which were consummated at a common stock equivalent of $2.00 per share or less. Under this provision, the January Investors have exchanged 4,444,445 shares of common stock for 8,000 shares of Preferred Stock (which Preferred Stock is convertible into an aggregate of 16,000,000 shares of our common stock). The 4,444,445 shares returned were accounted for as a reduction of Additional Paid in Capital and a reduction of Common Stock since the shares have been cancelled. Also in the January Financing, the January Investors acquired warrants to purchase 3,777,778 shares of our common stock at an exercise price of $3.00 per share (the “January Warrants”). The January Warrants contain full ratchet anti-dilution provisions, as to both the exercise price and the number of shares purchasable under the warrants, which due to the December Financing, would have resulted in the January Warrants representing the right to acquire 22,666,668 shares of our common stock, i.e., an additional 18,888,890 shares (the “Warrant Increment”) at a reduced exercise price of $.50 per share. We have issued 5,000,000 shares of our common stock to the January Investors, in consideration of their waiver of the Warrant Increment (the “Waiver Shares”). This waiver will apply to future financings as well.

The provisions of the January Warrants which result in the reduction of the exercise price remain in place and, as a result of the December Financing, the exercise price of the January Warrants have been reduced to $.50 per share. The value of the Waiver Shares was determined to be $1,650,000 which was the market value of the 5,000,000 shares which were issued in consideration of the waiver at the date of grant. Each of our December Investors participated in the January Financing but not all of our January Investors participated in the December Financing. We agreed to file a Registration Statement covering the resale of the shares of our common stock issuable on the conversion of Preferred Stock issued to the December Investors and the January Investors, the Waiver Shares, and the shares of our common stock issuable on exercise of the Placement Agent Warrants. Such Registration Statement was declared effective by the Securities and Exchange Commission under the Securities and Exchange Act of 1934 on June 5, 2008. We do not have sufficient shares of common stock available to allow for the conversion of all of the preferred stock into common stock. We have agreed , and our board of directors previously approved, amending our Certificate of Incorporation to increase the number of shares of common stock we are authorized to issue to 200,000,000 shares. Approval of our stockholders shall be required to effect such amendment under Delaware law and we expect to hold a special meeting of our stockholders for the purpose of securing such approval and note that shareholders representing over 50% of our outstanding common stock consented to such amendment.

In October 2007 the Company issued 200,000 shares of our common stock with a value of $80,000 for payments towards legal fees (RBCI and other matters).

In July 2007 the Company issued 1,000 shares of our common stock as a bonus for work performed by an independent contractor.

In June 2007 a member of our Board of Directors was issued 40,000 shares of our common stock as compensation for serving on the Board. The aggregate value of the stock issued was $50,000 based on the market price on the date of grant.

In June 2007, the Board of Directors adopted the Company’s 2005 Stock Incentive Plan (the “Plan”). The total number of shares of Common Stock authorized for awards under the Plan is 7,000,000 shares. As of April 30, 2008 no awards have been granted under the Plan.

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

In February 2007, four members of our Board of Directors each were each paid $25,000 and issued 16,502 shares of our common stock as compensation for serving on our Board of Directors. In addition, our Chief Executive Officer was issued 16,502 shares of our common stock as a bonus for services he provided to us in his position as our CEO. The aggregate value of the common stock issued was $250,000 based on the market price on the date of issuance which is included in selling, general and administrative expenses for the year ended April 30, 2007.

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

In March and April 2006, the Company received proceeds of $1,959,999 for the issuance of 3,266,665 shares of our common stock. As of April 30, 2006, the Company had issued 1,950,000 of these shares with the balance of 1,316,665 issued in December 2006. In December 2006 the Company sold 33,333 of its shares of common stock for $20,000. The 33,333 shares were issued in February 2008.

In October and November 2006, the Company sold 1,750,000 shares of its common stock for $1,050,000 to investors. Greenwich Beverage Group, LLC (“Greenwich”), an entity controlled by a member of our board of directors acquired 333,333 shares of common stock for $200,000. In addition, these investors were issued warrants, exercisable for five years from the date of the investments, to purchase 875,000 (Greenwich was issued 166,667) shares of common stock at a price of $1.25 per share. The Company has the option to redeem up to 50% of the warrants at anytime prior to exercise at a price of $0.50 per warrant.

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

In August 2006, the Company issued 80,000 shares of its common stock as consideration for professional services. Company management determined the value of such shares were $40,000 based on the market price of the common stock on the date of the agreement which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended April 30, 2007.

166,667 shares were issued in July 2006 to a charitable organization which is run by the owner of one of the Company's vendors. Company management has determined the value of such shares at the date of issuance was $97,000 which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended April 30, 2007.

50,000 shares were issued in July 2006 as consideration of a loan extension. Company management has determined the value of such shares was $29,000 which is included in interest expense in the accompanying consolidated statements of operations for the year ended April 30, 2007.

As of April 30, 2008, warrants to purchase 8,663,868 shares of Holdings common stock were outstanding, as follows:

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

In June 2007, as disclosed in Note 7 to the financial statements, in connection with an endorsement agreement, the Company issued warrants to purchase 801,000 shares of the Company’s common stock at a price of $1.284 per share. The warrants expire on June 14, 2017.

In October and November 2006, the Company sold 1,750,000 shares of its common stock for $1,050,000 to investors. Greenwich acquired 333,333 shares of common stock for $200,000. In addition, these investors were issued warrants, exercisable for five years from the date of the investment, to purchase 875,000 (Greenwich was issued 166,667 of these) shares of common stock at a price of $1.25 per share. The Company has the option to redeem up to 50% of the warrants at anytime prior to exercise at a price of $0.50 per warrant.

In October 2006, as disclosed in Note 8 to the financial statements, in connection with borrowings of $250,000 in exchange for a convertible note, the Company issued warrants to purchase 250,000 shares of Holdings common stock, at an exercise price of $0.60 per share. The warrants expire five years from the date of the agreement.

In August 2006, as disclosed in Note 7 to the financial statements, in connection with a consulting agreement, the Company issued warrants to purchase 100,000 shares of Holdings common stock at an exercise price of $0.60 per share. The warrants expire five years from the date of the agreement.

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

Warrants were issued in connection with senior convertible notes which were issued between March and May 2005 to purchase an aggregate of 1,350,000 shares of Holdings common stock at a per share price of $0.45. These warrants also have cashless exercise provisions. The warrants may be exercised at any time up to five years from the date of the notes. Warrants to purchase 100,000 shares are owned by Greenwich. In December 2006 three of the warrant holders exercised their warrants under the cashless exercise provisions of the warrants receiving an aggregate of 402,587 shares of the Company's common stock. Warrants to purchase an aggregate 0f 820,000 shares of the Company’s stock remain outstanding.

Warrants

The following is a summary of the Company's outstanding warrants as of April 30, 2008

	Warrants	Per Warrant
Warrants outstanding May 1, 2006	2,045,646	$0.46

Granted	650,000	0.60

Granted	875,000	1.25

Granted	4,222,222	3.00

Exercised	(530,000)	0.45

Forfeited	—	—

Warrants outstanding April 30, 2007	7,262,868	2.05

Granted	801,000	1.28

Granted	600,000	0.50

Re-price(a)	(3,777,778)	3.00

Re-price(a)	3,777,778	0.50

Exercised	—	—

Forfeited	—	—

Warrants outstanding April 30, 2008	8,663,868	$0.78

(a)
Reduction in the exercise price pursuant to the provisions of the January Warrants which resulted in the reduction of the exercise price as a result of the December Financing. The exercise price of the January Warrants have been reduced to $.50 per share (see Note 10)

11. Income Taxes

No provision for taxes on income is included in the accompanying statements of operations because of the net operating losses in both fiscal years. Holdings and Drinks previously filed income tax returns on a June 30 and December 31 tax year, respectively; however, both companies applied for and received a change in tax year to April 30 and file a federal income tax return on a consolidated basis. The consolidated net operating loss carry forward as of April 30, 2008 is approximately $25,000,000, available to offset future years' taxable income expiring in various years through 2028.

As of April 30, 2008, components of the deferred tax assets are as follows:

Net operating loss	$9,600,000
Accrued compensation	450,000
10,050,000
Less valuation allowance	(10,050,000)

$—

A valuation allowance has been provided against the entire deferred tax asset due to the uncertainty of future profitability of the Company.

Management's position with respect to the likelihood of recoverability of these deferred tax assets will be evaluated each reporting period.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows for the year ended April 30, 20087:

	2008	2007

Statutory federal tax (benefit) rate	(34.00)%	(34.00)%
Statutory state tax (benefit) rate	(4.00)%	(4.00)%
Valuation allowance	38.00%	38.00%

Effective income tax rate	—	—

12. Related Party Transactions

Related party transactions, in addition to those referred to in Notes 9 and 10 are as follows:

Consulting and Marketing Fees

For the years ended April 30, 2008 and 2007, the Company incurred fees for services rendered related to sales and marketing payable to a limited liability company which was controlled by the Company's chairman of the board aggregating $84,000 and $0, respectively. As of April 30, 2008 unpaid fees owed to the chairman's firm, aggregated $98,550.

In fiscal 2003 we entered into a consulting agreement with a company wholly owned by a member of the Company's board of directors. Under the agreement the consulting company is being compensated at a rate of $100,000 per annum. As of April 30, 2008 we were indebted to the consulting company in the amount of $156,248. In December 2006 we issued 365,210 shares of our common stock to the consulting company in consideration for services rendered in connection with the launch of Trump Super Premium Vodka.

In December 2002 the Company entered into a consulting agreement with one of its shareholders which provides for $600,000 in fees payable in five fixed increments over a period of 78 months. The Company has an informal agreement with the shareholder pursuant to which he has the option of converting all or a portion of the consulting fees owed him into shares of Holding's common stock at a conversion price to be agreed upon. For each of the years ended April 30, 2008 and 2007 consulting fees incurred to this shareholder aggregated $120,000. On February 28, 2008 the consultant elected to convert $190,000 due him for consulting fees into shares of Company common stock at a price of $0.50 per share resulting in the Company issuing 380,000 shares to him. As of April 30, amounts owed to this shareholder aggregated $30,000. In addition, in December 2006, the Company reached an agreement with the consultant to settle past due amounts owed to his company, Alive Spirits LLC, aggregating $312,102 plus interest by issuing 595,568 shares of the Company's common stock. Based on the value of the Company's common stock on the date the agreement was reached, the Company recognized a non-cash loss of $628,895 on this transaction for the year ended April 30, 2007.

Legal Fees

For the years ended April 30, 2008 and 2007, the Company incurred legal fees payable to a company which was controlled by a member of the Company's board of directors aggregating $57,633 and $0, respectively.

Interest Expense

For the years ended April 30, 2008 and 2007 the Company incurred interest expense on obligations due the significant shareholder and entities which he controls aggregating $0 and $43,921, respectively.

For the years ended April 30, 2008 and 2007 the Company incurred interest expense on obligations due the member of its board of directors who controls Greenwich Beverage Group LLC, referred to in Note 10 aggregated $0 and $16,833.

Royalty Fees

In connection with the Company's distribution and licensing agreements with its equity investee the Company incurred royalty expenses during 2008 and 2007 of approximately $62,000 and $52,000, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Loan Payable

From July 2007 through April 2008 the Company borrowed an aggregate of $522,303 from our CEO for working capital purposes. The borrowings bear interest at 12% per annum. As of April, 2008, $327,554 including interest has been repaid. For the year ended April 30, 2008 interest incurred on this loan aggregated $37,798. As of April 30, 2008 amounts owed to our CEO on these loans aggregated $232,547 including accrued interest.

13. Customer Concentration

For the years ended April 30, 2008 and 2007 one customer accounted for approximately 12% and 19%, respectively of net sales. For the year ended April 30, 2008 and 2007 two different customers accounted for 10% and 17% of net sales, respectively.

14. Commitments

Lease

The Company leases office space under an operating sublease, with minimum annual rentals of $50,000 through July 31, 2009. The Company leases additional office under an operating lease that requires minimal annual rental payments of $51,600 until March 2009.

Rent expense for these leases aggregated approximately $99,000 and $98,000 for the years ended April 30, 2008 and 2007, respectively.

Future minimum payments for all leases are approximately as follows:

Year Ending
April 30,	Amount
2009	$97,300
2010	12,500

License Agreement

In November 2005 the Company entered into an eight-year partnership agreement for sales of Trump Super Premium Vodka. Under the agreement the Company is required to pay royalties on sales of the licensed product. The agreement requires minimal royalty payments through November 2012 which if not paid could result in termination of the license.

Litigation

On or about July 19, 2006, Manhattan Beer Distributor, LLC, a wholesale distributor of beverages in the State of New York, (“MBD”) initiated litigation in the Supreme Court of the State of New York in Bronx County (Index No. 17776-2006) against the Company. Plaintiff sued for approximately $87,000 plus interest, for alleged distribution services rendered both prior and subsequent to the acquisition of certain assets related to Rheingold Beer. We have answered the complaint and have filed a cross-claim against RBCI Holdings, Inc. (“RBCI”), the entity that sold us the assets, for the portion of the complaint related to pre-acquisition services. RBCI has not filed an answer. The discovery phase of the litigation has been completed. There have been continuing settlement negotiations and a trial is scheduled for September 12, 2008.

In April 2007, RBCI filed a complaint against the Company in the U.S. District court, Southern District of N.Y. (No. 07-CV-02877). RBCI seeks $150,000 plus 525,738 shares of common stock of the Company and re-assignment of the Rheingold license in damages for an alleged breach of the Asset Purchase Agreement, related to the October 27, 2005 purchase of certain Rheingold assets. The Company has filed a motion to dismiss the complaint. The Company believes that RBCI overstated assets, understated liabilities and misrepresented revenue in connection with the asset sale. A discovery schedule has been set. Settlement discussions have commenced. The Company plans to vigorously defend the suit.

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

On or about June 12, 2007, Phillip Cassia, formally affiliated with Sloan Equity Partners (“Sloan”), LLC initiated litigation in the US District Court (No. 07 CIV 5590) alleging that the Company failed to recognize the assignment to him, and his subsequent exercise of, two warrants allegedly issued by the Company to Sloan to purchase 300,000 shares and 67,500 shares of the Company’s common stock. The Plaintiff demanded that the Company affect these assignments and that the Plaintiff be awarded unspecified monetary damages for alleged breach of the terms of the warrants and such other relief as may be just and proper. The Company has filed an answer with counterclaims against the Plaintiff. The case was settled in April 2008 with the Company paying Cassai $500.

15. Subsequent Event

In June 2008, 50,000 shares of our common stock and warrants to purchase an additional 150,000 shares or shares of our common stock was issued to one of the Company’s vendors as part of an agreement to sell their brand. The aggregate market value of the stock issued was $12,500 based on the market price on the date of grant. The exercise price of the warrants is $0.50 per share. The warrants expire five years from the date of the agreement. Management has determined that the aggregate value of the warrants was $1,700.

In July 2008 in connection with an extension of a licensing agreement for one of our brands the Company issued 100,000 shares of common stock and warrants to purchase an additional 300,000 shares of common stock to a charitable organization supported by one of the icons with whom we have a relationship. Company management has determined the value of such shares at the date of grant was $25,000. Under the terms of the warrant agreement 100,000 shares of common stock are exercisable September 1, 2009, 100,000 shares of common stock are exercisable September 1, 2010, and 100,000 shares of common stock are exercisable September 1, 2010. The exercise price of the warrants is $0.50 per share. The warrants expire five years from the date of the shares are exercisable. Management has determined that the aggregate value of the warrants was $3,000.