Form 10-Q
period 2008-07-31
DRINKS AMERICAS HOLDINGS, LTD
filed 2008-09-18
CIK 873540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________

Commission File Number: 33-55254-10
________________

Drinks Americas Holdings, Ltd.
(Exact name of registrant as specified in its charter)

Delaware	87-0438825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

372 Danbury Road
Wilton, CT	06897
(Address of principal executive offices)	(Zip Code)

(203) 762-7000
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)
________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐          No ☑

As of September 15, 2008, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was ___81,338,224___________.

DRINKS AMERICAS HOLDINGS, LTD
AND AFFILIATES

FORM 10-Q

FOR THE QUARTER ENDED JULY 31, 2008

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Report on Form 10-Q to “we”, “us”, “our” and the “Company” are to Drinks Americas Holdings, Ltd., a Delaware corporation and formerly Gourmet Group, Inc., a Nevada corporation, and its majority owned subsidiaries Drinks Americas, Inc., Drinks Global Imports, LLC, and D.T. Drinks, LLC, and  Maxmillian Mixers, LLC, and Maxmillian Partners, LLC.

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

Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions, are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures, distribution channels, profitability, new products, adequacy of funds from operations and other projections, and statements expressing general optimism about future operating results, and non-historical information, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved.

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

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections .. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-KSB for the year ended April 30, 2008, and those described from time to time in our future reports filed with the Securities and Exchange Commission. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

PART 1 FINANCIAL INFORMATION

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED BALANCE SHEETS

	JULY 31, 2008	APRIL 30, 2008
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$13,969	$133,402
Accounts receivable, net of allowances	522,321	583,949
Inventories	1,642,950	1,844,412
Other current assets	333,289	445,278

Total current assets	2,512,529	3,007,041

Property and equipment, at cost less accumulated
depreciation and amortization	82,989	91,307
Investment in equity investees	69,028	69,028
Intangible assets, net	720,318	735,559
Deferred loan costs, net	37,937	22,548
Other assets	567,256	644,762

	$3,990,057	$4,570,245

Liabilities and Shareholders’ Equity:(Deficiency)
Notes and loans payable	$964,653	$1,057,940
Loan Payable - related party	321,044	232,547
Accounts payable	2,282,127	1,866,477
Accrued Expenses	1,504,518	1,235,165

Total current liabilities	5,072,342	4,392,129

Commitments	–	–
Shareholders’ equity:(Deficiency)
Preferred stock, $0.001 par value; 1,000,000 shares
authorized; issued and outstanding 11,000 shares
(redemption value $11,000,000)and 0 shares, respectively	11	11
Common stock, $0.001 par value; 100,000,000
authorized; issued and outstanding 81,338,224 shares
and 81,188,224 shares, respectively	81,338	81,188
Additional paid-in capital	32,699,254	32,656,685
Accumulated deficit	(33,862,888)	(32,559,768)
	(1,082,285)	178,116

	$3,990,057	$4,570,245

See accompanying notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended July 31,
	2008	2007

Net sales	$1,068,577	$1,307,115

Cost of sales	730,944	837,466

Gross margin	337,633	469,649

Selling, general & administrative expenses	1,617,121	1,985,275

Loss from Operations	(1,279,488)	(1,515,626)

Other income (expense):

Interest	(23,632)	(52,624)
Other	-	(349)
Net Other Expense	(23,632)	(52,973)

Net Loss	$(1,303,120)	$(1,568,599)

Net loss per share (Basic and Diluted)	$(.02)	$(.02)

Weighted average number of common shares (basic and diluted)	81,245,602	79,577,562

See accompanying notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended July 31,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(1,303,120)	$(1,568,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,170	40,848
Stock and warrants issued for services of
vendors, promotions, directors and interest payments	42,719	50,741
Changes in operating assets and liabilities:
Accounts receivable	61,628	(264,122)
Inventories	201,462	(643,609)
Other current assets	111,989	344,510
Other assets	77,507	40,318
Accounts payable	415,650	351,277
Accrued expenses	277,849	(184,366)

Net cash used in operating activities	(81,146)	(1,833,002)

Cash Flows From Financing Activities:
Proceeds from debt	97,000	348,212
Repayment of debt	(17,000)	-
Increase (decrease) in working capital revolver	(93,287)	520,286
Payments for loan costs	(25,000)	(25,000)

Net cash provided by (used in) financing activities	(38,287)	843,498

Net decrease in cash and equivalents	(119,433)	(989,504)

Cash and equivalents - beginning	133,402	994,768

Cash and equivalents - ending	$13,969	$5,264

Supplemental disclosure of non-cash investing
and financing transactions:

Increase in other assets and additional paid in capital
Equal to the value of warrants issued	$-	$416,250

Conversion of accrued interest into
shares of common stock	$-	$14,301

Interest paid	$7,268	$17,930

Income taxes paid	$-	$-

See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation and Nature of Business

Basis of Presentation

On March 9, 2005 the shareholders of Drinks Americas, Inc. (“Drinks”) a company engaged in the business of importing and distributing unique, premium alcoholic and non-alcoholic beverages associated with icon entertainers, sports figures, celebrities and destinations, to beverage wholesalers throughout the United States, acquired control of Drinks Americas Holdings, Ltd. (“Holdings”). Holdings was incorporated in the state of Delaware on February 14, 2005. On March 9, 2005 Holdings merged with Gourmet Group, Inc. (“Gourmet”), a publicly traded Nevada corporation, which resulted in Gourmet shareholders acquiring 1 share of Holdings’ common stock in exchange for 10 shares of Gourmet’s common stock. Both Holdings and Gourmet were considered “shell” corporations, as Gourmet had no operating business on the date of the share exchange, or for the previous three years. Pursuant to the June 9, 2004 Agreement and Plan of Share Exchange among Gourmet, Drinks and the Drinks’ shareholders, Holdings, with approximately 4,058,000 shares of outstanding common stock, issued approximately 45,164,000 of additional shares of its common stock on March 9, 2005 (the “Acquisition Date”) to the common shareholders of Drinks and to the members of its affiliate, Maxmillian Mixers, LLC (“Mixers”), in exchange for all of the outstanding Drinks’ common shares and Mixers’ membership units, respectively. As a result Maxmillian Partners, LLC (“Partners”) a holding company which owned 99% of Drinks’ outstanding common stock and approximately 55% of Mixers’ outstanding membership units, became Holdings’ controlling shareholder with approximately 87% of Holdings’ outstanding common stock. For financial accounting purposes this business combination has been treated as a reverse acquisition, or a recapitalization of Partners’ subsidiaries (Drinks and Mixers).

Subsequent to the Acquisition Date, Partners, which was organized as a Delaware limited liability company on January 1, 2002 and incorporated Drinks in Delaware on September 24, 2002, transferred all its shares of holdings to its members as part of a plan of liquidation.

On March 11, 2005 Holdings and an individual organized Drinks Global, LLC (“DGI”). Holdings own 90% of the membership units and the individual, who is the president of DGI, owns 10%. DGI’s business is to import wines from various parts of the world and sell them to distributors throughout the United States. In May 2006 Holdings organized D.T. Drinks, LLC (“DT Drinks”) a New York limited liability company for the purpose of selling certain alcoholic beverages.

The accompanying consolidated balance sheets as of July 31, 2008 and April 30, 2008 and the consolidated results of operations and consolidated cash flows for the three months ended July 31, 2008 and 2007 reflect Holdings its majority-owned subsidiaries and Partners (collectively, the “Company”). All intercompany transactions and balances in these financial statements have been eliminated in consolidation. The amount of common and preferred shares authorized, issued and outstanding as of July 31, 2008 and April 30, 2008 are those of Holdings.

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. The Company has shareholders’ deficiency $1,082,285 and we have incurred significant operating losses and negative cash flows since inception. For the three months ended July 31, 2008, the Company sustained a net loss of $1,303,120, and used $81,146 in operating activities. We had increased our working capital as a result of our December 2007 private placement of our preferred stock. In addition we have improved our liquidity by extinguishing a significant amount of debt by exchanging it for our common stock in previous periods. We will need additional financing which may take the form of equity or debt. We anticipate that increased sales revenues will help to some extent. In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of July 31, 2008 and April 30, 2008, its results of operations for the three months ended July 31, 2008 and 2007 and its cash flows for the three months ended July 31, 2008 and 2007. Pursuant to the rules and regulations of the SEC for the interim financial statement, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the other information in the Form 10-KSB.

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standard 123 (revised 2004), Share-Based Payment (SFAS 123R) using the modified prospective approach. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees and non employees.

Earnings Per Share

The Company computes earnings per share under the provisions of SFAS No. 128, Earnings per Share, whereby basic earnings per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased to assume exercise of potentially dilutive and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the three months ended July 31, 2008 and 2007, the diluted earnings per share amounts equal basic earnings per share because the Company had net losses and the impact of the assumed exercise of contingently issuable shares would have been anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent accounting pronouncements

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings per Share.” This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this Staff Position, with early application not permitted. The adoption of this Staff Position, which will require us to allocate a portion of net income to these participating securities, will not have an effect on our historical reported earnings do to their anti-dilutive effect as a result of losses in all prior periods previously presented and will not have a material effect on our future reported earnings per share.

In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of 157-b will have on the Company’s operating income or net earnings.

On December 4, 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” Statement No. 141(R) is required to be adopted concurrently with Statement No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of Statement No. 141(R) and Statement No. 160 is required to be adopted prospectively, except for certain provisions of Statement No. 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of Statement No. 141(R) should be accounted for in accordance with Statement No. 141 and that accounting previously completed under Statement No. 141 should not be modified as of or after the date of adoption of Statement No. 141(R). The Company is currently evaluating the impact of Statement No. 141(R) and Statement No. 160, but does not expect the adoption of these pronouncements to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position or results of operations.

3. Inventories

As of July 31, 2008 and April 30, 2008, Inventories consist of the following:

	2008
	July 31	April 30
Finished goods	$902,599	$1,012,656
Raw material	740,351	831,756

	$1,642,950	$1,844,412

4. Other current assets

As of July 31, 2008 and April 30, 2008 Other Current Assets consisted of the following:

	2008
	July 31	April 30
Prepaid inventory purchases	$284,960	$405,451
Prepaid insurance	17,120	14,994
Other	31,209	24,833

	$333,289	$445,278

5. Other Long-term Assets

In August 2006, in connection with an agreement with one of its sales consultants the Company issued warrants to purchase 100,000 shares of Holdings common stock at an exercise price of $0.60 per share. The warrants may be exercised at any time up to five years from the date of the agreement. The Company determined, as of the grant date of the warrants, that the warrants had a value of $18,000 which was amortized over the one year benefit period of such warrants. In addition, under the terms of the agreement, the consultant received 175,000 shares of Holdings common stock which were valued at $107,000 based on the market price of the stock at the date of the agreement. The value of stock issued is being amortized over the five year life of the consulting agreement. The unamortized value of the stock and warrants at July 31, 2008 and April 30, 2008 was $63,460 and $68,948, respectively. The consultant is to receive an additional 100,000 warrants for each contract year with an exercise price to be determined by the Company’s board of directors. On August 28, 2008, the Company agreed to issue the consultant warrants to purchase an additional 200,000 shares of the Company’s common stock at an exercise price of $0.50 per share. This issuance satisfies the Company’s requirements for the contract years ending August 2007 and 2008. Management has determined that the aggregate value of the warrants was $4,000 based on a market price of $0.28 per share of the Company stock on the date of grant. Also, on August 28, 2008 the consultant and the Company agreed to convert $153,000 of past due consulting fees into 306,000 shares of common stock at $0.50 per share.

In February 2007, the Company entered into a five year agreement with a consulting company to provide certain financial advisory services. The Company prepaid $300,000 for such services. This amount is carried as a long-term asset and is being amortized over the five year life of the agreement. At July 31, 2008 and April 30, 2008 the unamortized balance of the agreement was $225,370 and $210,647, respectively. On August 21, 2008 the Company agreed to issue the principals of the consulting company warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The warrants were issued to the principals for their role in the Company securing a strategic relationship. The warrants expire five years from the date the shares are exercisable. Management has determined that the aggregate value of the warrants was $7,000 based on a market price of $0.26 per share of the Company stock on the date of grant

0n June 14, 2007, in connection with an endorsement agreement, the Company issued warrants to purchase 801,000 shares of the Company’s common stock at a price of $1.284 per share. The warrants may be exercised at any time up to June 14, 2017. The Company determined that the warrants had a value of $416,500, as of the date the warrants were granted, which is being amortized over the three year term of the endorsement agreement. The warrants have cashless exercise provisions. At July 31, 2008 and April 30, 2008, the unamortized balance was $259,634 and $ 304,034, respectively.

6. Notes and Loans Payable

Notes and loans payable consist of the following at July 31, 2008 and April 30, 2008:

	2008
	July 31	April 30
Due to RBCI(a)	$500,000	$500,000
Convertible note(b)	250,000	250,000
Revolving finance facility(c)	214,653	307,940
	964,653	1,057,940
Less current portion	964,653	1,057,940
Long-term debt	$–	$–

(a)
On October 27, 2005, the Company acquired certain assets of Rheingold Beer (“Rheingold”) and assumed certain obligations from Rheingold Brewing Company, Inc. (“RBCI”). Holdings issued 724,638 shares of common stock with a fair value of approximately $650,000 to RBCI and assumed approximately $142,000 of their liabilities and are contractually obligated to RBCI to issue an additional $500,000; payable in Holdings common stock with a value of $350,000 and $150,000 cash, accruing no interest. The obligation due RBCI was originally due on October 27, 2006. Due to nonpayment of the balance as a result of disagreements over certain of the acquired assets and liabilities, the Company was sued by RBCI (see Note 13).

(b)
In October 2006, the Company borrowed $250,000 and issued a convertible promissory note in like amount. The due date of the loan was extended by the Company to October 2008 from October 2007 in accordance with the terms of the original note agreement. The note is convertible into shares of our common stock at $0.60 per share. The note bears interest at 12% per annum and is payable quarterly. At the option of the lender, interest can be paid in shares of Company common stock. During the year ended April 30, 2008 the Company issued the note holder an aggregate of 49,307 shares of Holdings common stock to satisfy an aggregate of $29,583 of unpaid interest accrued through October 10, 2007. In February 2008 the Company paid the note holder an additional $7,742 for interest accrued through January 10, 2008. At July 31, 2008 and April 30, 2008 accrued interest on this loan aggregated $16,988 and $9,283, respectively, which is included in accrued interest expenses on the accompanying balance sheets. In connection with this borrowing we issued warrants to purchase 250,000 shares of our common stock for $0.60 per share. These warrants are exercisable for a five-year period from the date of issuance. The Company had determined, as of the date the notes were issued, the warrants had a value of $48,000 which is being expensed over the life of the related debt. The terms of the note enables the holder to convert such security into common stock of the Company at a price of $0.60 per share, which was at a discount to the market price of the common stock at the date convertible. At issuance, the convertible note was convertible into shares of the Company’s common stock with an aggregate value which exceeded the amount of proceeds allocated to the convertible note by $58,000.

(c)
In June 2006, the Company entered into a $10 million, three year, working capital revolving finance facility with BACC, a division of Sovereign Bank. Interest on the line of credit is prime rate plus 1.5%, at both July 31, 2008 and April 30, 2008, 6.50%. The facility is secured by a first security interest in the assets of the Company (other than those of DT Drinks which is subordinated to Gateway Trade Finance, LLC (“Gateway”) (formerly Production Finance International, LLC). At July 31, 2008 and April 30, 2008, $214,653 and $307,940, respectively, was outstanding on this facility.

7. Accrued expenses consist of the following at July 31, 2008 and April 30, 2008:

	2008
	July 31	April 30
Payroll, board compensation,
and consulting fees owed to
officers, directors and shareholders	$920,826	$742,567
All other payroll and consulting fees	248,435	218,413
Interest	19,204	11,339
Others	316,053	262,846

	$1,504,518	$1,235,165

8. Shareholders’ Equity

Issuances of the Company’s common stock for the 3 months ended July 31, 2008, were as follows:

In June 2008, 50,000 shares of our common stock and warrants to purchase an additional 150,000 shares of our common stock were issued to one of the Company’s vendors as part of an agreement to produce and sell their brand. The aggregate market value of the stock issued was $12,500 based on the market price of the Company's common stock on the date of grant. The exercise price of the warrants is $0.50 per share. The warrants expire five years from the date of the agreement. Management has determined that the aggregate value of the warrants was $1,700 based on the market price of $0.25 per share of the Company’s common stock on the date of grant.

In July 2008 in connection with an extension of a licensing agreement for one of our brands the Company issued 100,000 shares of common stock and warrants to purchase an additional 300,000 shares of common stock to a charitable organization supported by one of the icons with whom we have a relationship. Company management has determined the value of the shares of common stock at the date of grant was $25,000. Under the terms of the warrant agreement 100,000 shares of common stock are exercisable September 1, 2009, 100,000 shares of common stock are exercisable September 1, 2010, and 100,000 shares of common stock are exercisable September 1, 2010. The exercise price of the warrants is $0.50 per share. The warrants expire five years from the date of the shares are exercisable. Management has determined that the aggregate value of the warrants was $3,000 based on the market price of $0.25 per share of the Company’s common stock on the date of grant.

As of July 31, 2008, warrants to purchase 9,113,868 shares of Holdings common stock were outstanding, as follows:

As previously disclosed in this Note 8, in June and July 2008 we issued warrants to purchase an aggregate of $450,000 shares of our common stock.

On December 18, 2007 (the “Closing Date”) the Company sold to three related investors (the “December Investors”) an aggregate of 3,000 shares of our Series A Preferred Stock, $.001 par value (the “Preferred Stock”), at a cash purchase price of $1,000 per share, generating gross proceeds of $3,000,000 (the “December Financing”). The Preferred Stock is convertible into our common stock at $.50 per share, which, if all the Preferred Stock is converted, would result in the issuance of 6,000,000 shares of our common stock. The Preferred Stock has no voting or dividend rights. Out of the gross proceeds of the December Financing, we paid Midtown Partners & Co., LLC (the “Placement Agent”) $180,000 in commissions and $30,000 for non-accountable expenses. We also issued, to the Placement Agent, warrants to acquire 600,000 shares of our Common Stock for a purchase price of $.50 per share (the “Placement Agent Warrants”), which warrants are exercisable for a five year period and contain anti-dilution provisions in the events of stock splits and similar matters. Both the commissions and expenses were accounted for as a reduction of Additional Paid in Capital.

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

The provisions of the January Warrants which result in the reduction of the exercise price remain in place and, as a result of the December Financing, the exercise price of the January Warrants have been reduced to $.50 per share. Each of our December Investors participated in the January Financing but not all of our January Investors participated in the December Financing. We have agreed, and our board of directors previously approved, amending our Certificate of Incorporation to increase the number of shares of common stock we are authorized to issue to 200,000,000 shares. Approval of our stockholders shall be required to effect such amendment under Delaware law and we expect to hold a special meeting of our stockholders for the purpose of securing such approval and note that shareholders representing over 50% of our outstanding common stock consented to such amendment.

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

In August 2006, as disclosed in Note 5 to the financial statements, in connection with a consulting agreement, the Company issued warrants to purchase 100,000 shares of Holdings common stock at an exercise price of $0.60 per share. The warrants expire five years from the date of the agreement.

Warrants were issued in connection with convertible notes issued in July 2006 to purchase an aggregate of 300,000 of Holding’s common stock at an exercise price of $0.50 per share. The warrants were issued in lieu of interest payments. The warrants expire five years from the date of issuance.

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

Warrants were issued in connection with senior convertible notes which were issued between March and May 2005 to purchase an aggregate of 1,350,000 shares of Holdings common stock at a per share price of $0.45. These warrants also have cashless exercise provisions. The warrants may be exercised at any time up to five years from the date of the notes. Warrants to purchase 100,000 shares are owned by Greenwich. In December 2006 three of the warrant holders exercised their warrants under the cashless exercise provisions of the warrants receiving an aggregate of 402,587 shares of the Company’s common stock. Warrants to purchase an aggregate 0f 820,000 shares of the Company’s stock remain outstanding.

9. Income Taxes

No provision for taxes on income is included in the accompanying statements of operations because of the net operating losses for both the three months ended July 31, 2008 and 2007. Holdings and Drinks previously filed income tax returns on a June 30 and December 31 tax year, respectively; however, both companies applied for and received a change in tax year to April 30 and file a federal income tax return on a consolidated basis. The consolidated net operating loss carry forward as of July 31, 2008 is approximately $25,000,000, available to offset future years’ taxable income expiring in various years through 2028.

A valuation allowance has been provided against the entire deferred tax asset due to the uncertainty of future profitability of the Company. Management’s position with respect to the likelihood of recoverability of these deferred tax assets will be evaluated each reporting period.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows for the three months ended July 31, 2008 and 2007:

	2008	2007
Statutory federal tax (benefit) rate	(34.00%)	(34.00%)
Statutory state tax (benefit) rate	(4.00%)	(4.00%)
Valuation allowance	38.00%	38.00%

Effective income tax rate	—	—

10. Related Party Transactions

Related party transactions for the three months ended July 31, 2008 and 2007 are as follows:

Consulting and Marketing Fees

For each of the three months ended July 31, 2008 and 2007, the Company incurred fees for services rendered related to sales and marketing payable to a limited liability company which was controlled by the Company’s chairman of the board aggregating $21,000. As of July 31, 2008 and April 30, 2008 unpaid fees owed to the chairman’s firm, aggregated $112,550 and $98,550, respectively.

In fiscal 2003 we entered into a consulting agreement with a company wholly owned by a member of the Company’s board of directors. Under the agreement the consulting company is being compensated at a rate of $100,000 per annum. For each of the three months ended July 31, 2008 and 2007 the Company incurred fees to the consulting company of $25,000. As of July 31, 2008 and April 30, 2008 we were indebted to the consulting company in the amount of $181,248 and $156,248, respectively.

In December 2002 the Company entered into a consulting agreement with one of its shareholders which provides for $600,000 in fees payable in five fixed increments over a period of 78 months. The Company has an informal agreement with the shareholder pursuant to which he has the option of converting all or a portion of the consulting fees owed him into shares of Holding’s common stock at a conversion price to be agreed upon. For each of the three months ended July 31, 2008 and 2007 consulting fees incurred to this shareholder aggregated $30,000. As of July 31, 2008 and April 30, 2008 amounts owed to this shareholder aggregated $60,000 and $30,000, respectively.

Legal Fees

For the three months ended July 31, 2008 and 2007, the Company incurred legal fees payable to a company which was controlled by a member of the Company’s board of directors aggregating $0 and $21,000, respectively.

Royalty Fees

In connection with the Company’s distribution and licensing agreements with its equity investee the Company incurred royalty expenses for the three months ended July 31, 2008 and 2007 of approximately $9,000 and $12,000, respectively.

Loan Payable

From July 2007 through April 2008 the Company borrowed an aggregate of $522,303 from our CEO for working capital purposes. For the three months ended July 31, 2008 the Company borrowed an additional $97,000 from our CEO for working capital purposes. The borrowings bear interest at 12% per annum. As of July 31, 2008, $344,554 including interest has been repaid. For the three months ended July 31, 2008 and 2007 interest incurred on this loan aggregated $8,479 and $1,799 respectively. As of July 31, 2008 and April 30, 2008 amounts owed to our CEO on these loans aggregated $321,044 and $232,547 including accrued interest.

11. Sales Concentration

For the three months ended July 31, 2008 and 2007, our largest customer accounted for 11.1% and 18.9%, respectively, of our net sales. For the three months ended July 31, 2008 and 2007 two other customers accounted for 11.6% and 16.6%, respectively, of our net sales.

12. Commitments

Lease

The Company leases office space under an operating sublease, with minimum annual rentals of $50,000 through July 31, 2009. The Company leases additional office under an operating lease that requires minimal annual rental payments of $51,600 until March 2009.

Rent expense for these leases aggregated approximately $26,000 and $25,000 for the three months ended July 31, 2008 and 2007, respectively.

Future minimum payments for all leases are approximately as follows:

Year Ending
April 30,	Amount
2009	$71,900
2010	12,500

License Agreement

In November 2005 the Company entered into an eight-year license agreement for sales of Trump Super Premium Vodka. Under the agreement the Company is required to pay royalties on sales of the licensed product. The agreement requires minimal royalty payments through November 2012 which if not paid could result in termination of the license.

13. Litigation

On or about July 19, 2006, Manhattan Beer Distributor, LLC, a wholesale distributor of beverages in the State of New York, (“MBD”) initiated litigation in the Supreme Court of the State of New York in Bronx County (Index No. 17776-2006) against the Company. Plaintiff sued for approximately $87,000 plus interest, for alleged distribution services rendered both prior and subsequent to the acquisition of certain assets related to Rheingold Beer. We have answered the complaint and have filed a cross-claim against RBCI Holdings, Inc. (“RBCI”), the entity that sold us the assets, for the portion of the complaint related to pre-acquisition services. RBCI has not filed an answer. The discovery phase of the litigation has been completed. There have been continuing settlement negotiations and a trial which was originally scheduled for September 12, 2008 was rescheduled to October 28, 2008.

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

In August 2008, TRN Logistics, LLC (“TRN”), a vendor of the Company, filed a complaint against the Company in the Superior Court of the State of Connecticut, Fairfield County. TRN seeks $27,170 for non-payment for transportation services it provided the Company. Although we have accrued the full amount of the liability as of July 31, 2008 we are examining the services actually rendered and the amount of fees actually owed

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of  Operations

Introduction

The following discussion and analysis summarizes the significant factors affecting (1) our consolidated results of operations for the three months ended July 31 2008, compared to the three months ended July 31, 2007, and (2) our liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Report, and the audited consolidated financial statements and notes included in Form 10-KSB, which Report was filed on August 4, 2008.

Three Months Ended July 31, 2008 and 2007:

Net Sales: Net sales were $1,069,000 for the three months ended July 31, 2008 compared to net sales of $1,307,000 for the three months ended July 31, 2007, a decrease of 18%. The decrease is due to the timing of certain shipments. Trump Super Premium Vodka sales aggregated $521,000, which accounted for 48.7% of total dollar sales for the three months ended July 31, 2008. For the three months ended July 31, 2007, Trump Super Premium Vodka sales aggregated $781,000 which accounted for 59.8% of total dollar sales. This represents a dollar decrease of 33.9%. In addition to the timing of certain shipments, Trump Super Premium Vodka sales for the three months ended July 31, 2008 were also effected by issues relating to our California and Chicago distributors which are currently being corrected and the delay in receiving glass from China. The launch of Trump Super Premium Vodka in Texas in July 2007 also contributed to proportionally greater sales of Trump Super Premium Vodka for the three months ended July 31, 2007 compared to the three months ended July 31, 2008. Sales of all wine and spirits products aggregated $795,000 for the three months ended July 31, 3008 compared to $990,000 for the three months ended July 31, 2007. Net sales of Old Whiskey River Bourbon totaled $96,000 on 763 cases sold for the three months ended July 31, 2008 compared to net sales of $68,000 on 501 cases sold for the three months ended July 31, 2007. This represents a dollar increase of 41.9% and a case increase of 52.3%. Net sales of our Aguila Tequila aggregated $32,000 on 374 cases sold for the three months ended July 31, 2008 compared to $26,000 on 313 cases sold for the three months ended July 31, 2007. This represents a dollar increase of 22.0% and a case increase of 19.5%. Net sales of our Damiana Liqueur aggregated $74,000 on 558 cases sold for the three months ended July 31, 2008 compared to net sales of $46,000 on 367 cases sold for the three months ended July 31, 2007. This represents a dollar increase of 60.7% and a case increase of 52.0%. Net sales of our premium imported wines totaled $72,000 on 796 cases sold for the three months ended July 31, 2008 compared to net sales of $67,000 on 957 cases sold for the three months ended July 31, 2007. This represents a dollar increase of 7.7% and a case decrease of 16.8%. The dollar amount increased while cases decreased due to the liquidation of certain discontinued wines at below cost in the prior year. Net sales of our non alcoholic product, Newman’s Own sparkling fruit beverages and sparkling waters decreased to $273,000 on 29,482 cases sold for the three months ended July 31, 2008 compared to $318,000 on 32,646 cases sold for the three months ended July 31, 2007. This represents a dollar decrease of 14.2% and a case decrease of 9.7%. Sales of our Newmans Own products were also effected by temporary inventory shortfalls in July 2008 related to a changeover to a more effective glass packaging.

Gross margin: Gross profit was $338,000 (31.6% of net sales) for the three months ended July 31, 2008 a decrease of $132,000, compared to gross profit of $470,000 (35.9% o f net sales) for the three months ended July 31, 2007.  Gross margin for our wine and spirits business was 34.8% percent for the three months ended July 31, 2008 compared to 43.5% for the prior year. Gross margin for our non alcoholic business was 22.2 percent for the three months ended July 31, 2008 compared to 18.5 % for the three months ended July 31, 2007. The increase in gross margin for our Newmans Own products is the result of increases in our selling price. The gross profit margin of our non alcoholic Newman’s Own products is expected to further improve with the implementation of alternate packaging which will lead to lower product costs. Gross margin of our wines increased to 28.2% for the three months ended July 31, 2008 from 24.2% for the three months ended July 31, 2007. This increase is the direct result of the aforementioned liquidation of certain wines in the prior year. Gross margin of Trump Super Premium Vodka, decreased 33.0% for the three months ended July 31, 2008 compared to 46.6% for the three months ended July 31, 2007. The gross margin decrease is largely due to increased direct costs such as excise taxes, freight and delivery, and to a greater extent due to price support for Trump Super Premium Vodka. The decrease in gross margin for our Trump Super Premium Vodka is expected to be mitigated by various marketing efficiences and the transfer of bottle production to China.

Selling, general and administrative: Selling, general and administrative expenses decreased 18.5% to $1,617,000 for the three months ended July 31, 2008 , compared to $1,985,000 for the three months ended July 31, 2007. Total selling and marketing costs aggregated $761,000 for the three months ended July 31, 2008 compared to $1,066,000 for the three months ended July 31, 2007. The decrease in selling and marketing expenses is due to an overall more normalized a marketing spend level as sales promotions for the introduction of Trump Vodka have become more targeted. General and administrative expenses aggregated $856,000 for the three months ended July 31, 2008 compared to $919,000 for the three months ended July 31, 2007. l. Charges relating to purchase order financing aggregated $37,000 for the three months ended July 31, 2007. For the three months ended July 31, 2008 there were no such charges as the Company utilized the less expensive working capital revolving line. Travel related expenses have also decreased for the three months ended July 31, 2008 compared to the three months ended July 31, 2007.

Other Income (expense): Interest expense totaled $24,000 for the three months ended July 31, 3008 compared to expense of $53,000 for the three months ended July 31, 2007. The decrease is due to expensing of deferred interest charges relating to extinguished debt in the prior year.

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

Financial Liquidity and Capital Resources

Although our working capital position was initially improved as a result of our December 2007 Private Placement of our preferred stock, our business continues to be effected by insufficient working capital. We will continue to carefully manage our working capital and our business decisions will continue to be influenced by our working capital requirements. Lack of liquidity related to our asset based financing, continues to negatively affect our business and curtail the execution of our business plan.

We have experienced net losses and negative cash flows from operations and investing activities since our inception in 2003. Net losses for the three months ended July 31, 2008 and 2007 were $1,303,120 and $1,568,599, respectively. Cash used in operating activities for the three months ended July 31, 2008 and 2007 were $81,146 and $1,831,002, respectively. We have to date funded our operations predominantly through bank borrowings, loans from shareholders and investors, and proceeds from the sale of our common stock, preferred stock, and warrants. For the three months ended July 31, 2008 net cash used in financing activities totaled $38,827. For the three months ended July 31, 2007 net cash provided by financing totaled $843,498.

On December 18, 2007 (the “Closing Date”) the Company sold to three related investors (the “December Investors”) an aggregate of 3,000 shares of our Series A Preferred Stock, $.001 par value (the “Preferred Stock”), at a cash purchase price of $1,000 per share, generating gross proceeds of $3,000,000 (the “December Financing”). The Preferred Stock is convertible into our common stock at $.50 per share, which, if all the Preferred Stock is converted, would result in the issuance of 6,000,000 shares of our common stock. The Preferred Stock has no voting or dividend rights. Out of the gross proceeds of the December Financing, we paid Midtown Partners & Co., LLC (the “Placement Agent”) $180,000 in commissions and $30,000 for non-accountable expenses. We also issued, to the Placement Agent, warrants to acquire 600,000 shares of our Common Stock for a purchase price of $.50 per share (the “Placement Agent Warrants”), which warrants are exercisable for a five year period and contain anti-dilution provisions in the events of stock splits and similar matters. Both the commissions and expenses were accounted for as a reduction of Additional Paid in Capital.

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

We filed a Registration Statement covering the resale of 6,011,001 shares of our common stock issuable on the conversion of Preferred Stock issued to the December Investors and the January Investors. Such Registration Statement was declared effective by the Securities and Exchange Commission under the Securities and Exchange Act of 1934 on June 5, 2008. We do not have sufficient shares of common stock available to allow for the conversion of all of the preferred stock into common stock. We have agreed, and our board of directors previously approved amending our Certificate of Incorporation to increase the number of shares of common stock we are authorized to issue to 200,000,000 shares.

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

From July 2007 through April 2008 the Company borrowed an aggregate of $522,303 from our CEO for working capital purposes. For the three months ended July 31, 2008 the Company borrowed an additional $97,000 from our CEO for working capital purposes. The borrowings bear interest at 12% per annum. As of July 31, 2008, $344,554 including interest has been repaid. For the three months ended July 31, 2008 and 2007 interest incurred on this loan aggregated $8,479 and $1,799 respectively. As of July 31, 2008 amounts owed to our CEO on these loans aggregated $321,044 including accrued interest.

In October 2006, the Company borrowed $250,000 and issued a convertible promissory note in like amount. The due date of the loan was extended by the Company to October 2008 from October 2007 in accordance with the terms of the original note agreement. The note is convertible into shares of our common stock at $0.60 per share. The note bears interest at 12% per annum and is payable quarterly. At the option of the lender, interest can be paid in shares of Company common stock. During the year ended July 31, 2008 the Company issued the note holder an aggregate of 49,307 shares of Holdings common stock to satisfy an aggregate of $29,583 of unpaid interest accrued through October 10, 2007. In February 2008 the Company paid the note holder an additional $7,742 for interest accrued through January 10, 2008. At July 31, 2008 accrued interest on this loan aggregated $16, In connection with this borrowing we issued warrants to purchase 250,000 shares of our common stock for $0.60 per share. These warrants are exercisable for a five-year period from the date of issuance.

In June 2006, we entered into a $10 million, three-year, asset-based revolving credit facility with a financial institution to be used for working capital purposes. Under this line, we may borrow 85% of eligible accounts receivable, as defined under the agreement. Interest on the line accrues at 1.5% above the prime rate. Also, in June 8 2006, we entered into a secured purchase order financing facility with another financial institution. The amount we are able to borrow under these facilities will depend on our outstanding eligible accounts receivable, inventory and eligible purchase orders, respectively. Both of these facilities are secured by our assets. As of July 31, 2008 $214,653 and $0 was outstanding on our revolving credit and purchase order facilities, respectively.

ROYALTIES/LICENSING AGREEMENTS

In November 2005, the Company entered into an eight-year license agreement for sales of Trump Super Premium Vodka. Under the agreement the Company is required to pay royalties on sales of the licensed product. The agreement provides for certain minimum royalty payments through November 2012 which if not satisfied could result in termination of the license.

Under our license agreement for Old Whiskey River, we are obligated to pay a per case royalty, depending on the size of the bottle.

Under our license agreement for Newman’s Own, we are obligated to pay a per case royalty.

Under our license agreement for Damaina Liqueur we are obligated to pay a per case royalty.

Under our license agreement with Aguila Tequila we are obligated to pay a per case royalty.

OTHER AGREEMENTS

In fiscal 2003 we entered into a consulting agreement with a company, Marvin Traub & Associates (“MTA”), owned 100% by Marvin Traub, a member of the Board of Directors. Under the agreement, MTA is being compensated at the rate of $100,000 per annum. As of July31, 2008, we were indebted to MTA in the amount of $181,248.

In December 2002, we entered into a consulting agreement with Mr. Shep Gordon which provides for payment of $120,000 per year to Mr. Gordon, payable through June 2009. As of July 31, 2008, the aggregate amount owed to Mr. Gordon was $60,000. We have an informal understanding with Mr. Shep Gordon pursuant to which he can convert all or a portion of the consulting fees which we owe to him into shares of our common stock at a conversion price negotiated from time to time.

Since we were founded in 2002, the implementation of our business plan has been negatively affected by insufficient working capital. Business judgments have been substantially affected by the availability of working capital. Although our working capital position and our cash balance was initially improved as a result of our December and January, 2007 private placement of our common stock, preferred stock and warrants, our business continues to be effected by insufficient working capital. We will need to continue to carefully manage our working capital and our business decisions will continue to be influenced by our working capital requirements. Therefore, our short term business strategy will rely heavily on our cost efficient icon brand strategy and the resources available to us from our media and entertainment partners We will continue to focus on those of our products which we believe will provide the greatest return per dollar of investment with the expectation that as a result of increases in sales and the resulting improvement in our working capital position, we will be able to focus on those products for which market acceptance might require greater investments of time and resources. To  that end, our short-term focus will be, for wine and spirits, Trump Super Premium Vodka, Old Whiskey River Bourbon, Damiana, Aquila Tequila, our select label wines, and in association with our recent joint venture with music icon Dr. Dre, a super premium cognac and a unique sparkling vodka. For the non-alcoholic beverages Newman’s Own lightly sparkling fruit juice drinks and waters. In order for us to continue and grow our business, we will need additional financing which may take the form of equity or debt. There can be no assurance we will be able to secure the financing we require, and if we are unable to secure the financing we need, we may be unable to continue our operations. We anticipate that increased sales revenues will help to some extent, but we will need to obtain funds from equity or debt offerings, and/or from a new or expanded credit facility. In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2008 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2008, our Chief Executive Officer, who also is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be declared by us in reports that we file with or submit to the SEC is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

On or about July 19, 2006, Manhattan Beer Distributor, LLC, a wholesale distributor of beverages in the State of New York, (“MBD”) initiated litigation in the Supreme Court of the State of New York in Bronx County (Index No. 17776-2006) against the Company. Plaintiff sued for approximately $87,000 plus interest, for alleged distribution services rendered both prior and subsequent to the acquisition of certain assets related to Rheingold Beer. We have answered the complaint and have filed a cross-claim against RBCI Holdings, Inc. (“RBCI”), the entity that sold us the assets, for the portion of the complaint related to pre-acquisition services. RBCI has not filed an answer. The discovery phase of the litigation has been completed. There have been continuing settlement negotiations and a trial which was originally scheduled for September 12, 2008 was rescheduled to October 28, 2008.

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

 In August 2008, TRN Logistics, LLC (“TRN”), a vendor of the Company, filed a complaint against the Company in the Superior Court of the State of Connecticut, Fairfield County. TRN seeks $27,170 for non-payment for transportation services it provided the Company. Although we have accrued the full amount of the liability as of July 31, 2008 we are examining the services actively rendered and our understanding of the fees..

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-KSB for the year ended July 31, 3008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

September 18, 2008

DRINKS AMERICAS HOLDINGS, LTD.

By:	/s/ J. Patrick Kenny
J. Patrick Kenny
President and Chief Executive Officer

By:	/s/ Jeffrey Daub
Jeffrey Daub
Chief Financial Officer