Form 10-Q
period 2008-10-31
DRINKS AMERICAS HOLDINGS, LTD
filed 2008-12-19
CIK 873540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2008

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

As of  December 19, 2008, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was ___85,652,904_.

DRINKS AMERICAS HOLDINGS, LTD
AND AFFILIATES

FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 31, 2008

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Report on Form 10-Q to "we", "us", "our" and the “Company” are to Drinks Americas Holdings, Ltd., a Delaware corporation and formerly Gourmet Group, Inc., a Nevada corporation, and its majority owned subsidiaries Drinks Americas, Inc., Drinks Global Imports, LLC, and  D.T. Drinks, LLC, and  Maxmillian Mixers, LLC, and Maxmillian Partners, LLC.

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

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-KSB for the year ended April 30, 2008, and those described from time to time in our future reports filed with the Securities and Exchange Commission.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

PART 1 FINANCIAL INFORMATION

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2008	APRIL 30, 2008
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$731,691	$133,402
Accounts receivable, net of allowances	486,239	583,949
Inventories, net of allowance	1,292,248	1,844,412
Other current assets	347,250	445,278

Total current assets	2,857,428	3,007,041

Property and equipment, at cost less accumulated depreciation and amortization	74,698	91,307
Investment in equity investee	69,028	69,028
Intangible assets, net	704,984	735,559
Deferred loan costs, net	22,117	22,548
Other assets	513,168	644,762

	$4,241,423	$4,570,245

Liabilities and Shareholders' Equity(Deficiency)
Notes and loans payable	$952,360	$1,057,940
Loan Payable – related party	343,652	232,547
Accounts payable	2,265,531	1,866,477
Accrued Expenses	2,046,652	1,235,165

Total current liabilities	5,608,195	4,392,129

Commitments	—	—

Shareholders' equity (deficiency)
Preferred stock, $0.001 par value; 1,000,000 shares authorized; issued and outstanding 11,000 shares (redemption value $11,000,000)	11	11
Common stock, $0.001 par value; 100,000,000 authorized; issued and outstanding 85,588,669 shares and 81,188,224 shares, respectively	85,589	81,188
Additional paid-in capital	33,591,600	32,656,685
Accumulated deficit	(35,043,972)	(32,559,768)
	(1,366,772)	178,116

	$4,241,423	$4,570,245

See accompanying notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six months ended		Three months ended
	October 31,		October 31,
	2008	2007	2008	2007

Net sales	$1,649,557	$2,782,971	$580,980	$1,475,856

Cost of sales	1,270,034	1,712,434	539,090	874,968

Gross margin	379,523	1,070,537	41,890	600,888

Selling, general & administrative expenses	2,706,583	4,004,435	1,089,462	2,019,160

Loss from Operations	(2,327,060)	(2,933,898)	(1,047,572)	(1,418,272)

Other income (expense):
Interest	(157,144)	(116,461)	(135,847)	(63,837)
Other	-	-	-	349
Net Other Expense	(157,144)	(116,461)	(135,847)	(63,488)

Net Loss	$(2,484,204)	$(3,050,359)	$(1,183,419)	$(1,481,760)

Net loss per share (basic and diluted)	$(0.03)	$(0.04)	$(0.01)	$(0.02)

Weighted average number of common shares (basic and diluted)	81,501,368	79,594,596	81,814,511	79,610,909

See accompanying notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended October 31,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(2,484,204)	$(3,050,359)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	72,614	102,005
Stock and warrants issued for services of vendors, promotions, directors and interest payments	64,390	130,741
Changes in operating assets and liabilities:
Accounts receivable	97,710	(31,196)
Inventories	552,164	(127,452)
Other current assets	131,361	465,933
Other assets	135,594	83,467
Accounts payable	399,054	908,113
Accrued expenses	983,319	(53,869)

Net cash used in operating activities	(47,998)	(1,572,617)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	684,592	-
Proceeds from debt	123,375	480,621
Repayment of debt	(31,100)	(16,788)
Increase (decrease) in working capital revolver	(105,580)	178,106
Payments for loan costs	(25,000)	(50,000)

Net cash provided by financing activities	646,287	591,939

Net increase (decrease) in cash and equivalents	598,289	(980,678)

Cash and equivalents - beginning	133,402	994,768

Cash and equivalents - ending	$731,691	$14,090

Supplemental disclosure of non-cash investing
and financing transactions:

Increase in other current assets, other assets and additional paid in capital equal to the value of stock and warrants issued	$37,333	$416,250

Payment of accrued expenses with shares of common stock	$153,000	$29,583
Interest paid	$31,734	$37,506
Income taxes paid	$-	$-

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

The accompanying consolidated balance sheets as of  October 31, 2008 and April 30, 2008 and the consolidated results of operations and consolidated cash flows for the six months ended October 31, 2008 and 2007 and the consolidated results of operations for the three months ended October 31, 2008 and 2007 reflect Holdings its majority-owned subsidiaries and Partners (collectively, the "Company"). All intercompany transactions and balances in these financial statements have been eliminated in consolidation. The amount of common and preferred shares authorized, issued and outstanding as of October 31, 2008 and April 30, 2008 are those of Holdings.

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of October 31, 2008 the Company has a shareholders'  deficiency of $1,366 772 and we has incurred significant operating losses and negative cash flows since inception. For the six months ended October 31, 2008, the Company sustained a net loss of $2,484,204, and used $47,998 in operating activities. We have increased our working capital as a result of our October 2008 warrant repricing. In addition we have improved our liquidity by extinguishing a significant amount of debt by exchanging it for our common stock in previous periods. We will need additional financing which may take the form of equity or debt. We anticipate that increased sales revenues will help to some extent. In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of October 31, 2008 and April 30, 2008, its results of operations for the six and three months ended October 31, 2008 and 2007 and its cash flows for the six months ended October 31, 2008 and 2007. Pursuant to the rules and regulations of the SEC for the interim financial statement, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the other information in the Form 10-KSB.

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

The Company recognizes revenue dilution from items such as product returns, inventory credits, discounts and other allowances in the period that such items are first expected to occur. The Company does not offer its clients the opportunity to return products for any reason other than manufacturing defects. In addition, the Company does not offer incentives to its customers to either acquire more products or maintain higher inventory levels of products than they would in ordinary course of business. The Company assesses levels of inventory maintained by its customers through communications with them. Furthermore, it is the Company's policy to accrue for material post shipment obligations and customer incentives in the period the related revenue is recognized.

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations at October 31, 2008 and April 30, 2008 the allowance for doubtful accounts was $36,000 and $24,000, respectively.

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

Earnings Per Share

The Company computes earnings per share under the provisions of SFAS No. 128, Earnings per Share, whereby basic earnings per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased to assume exercise of potentially dilutive and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the six and three months ended October 31, 2008 and 2007, the diluted earnings per share amounts equal basic earnings per share because the Company had net losses and the impact of the assumed exercise of contingently issuable shares would have been anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent accounting pronouncements

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, "Earnings per Share.” This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this Staff Position, with early application not permitted. The adoption of this Staff Position, which will require us to allocate a portion of net income to these participating securities, will not have an effect on our historical reported earnings due to their anti-dilutive effect as a result of losses in all prior periods previously presented  and will not have a material effect on our  future reported earnings per share.

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

3. Inventories

As of October 31, 2008 and April 30, 2008, Inventories consist of the following:

	2008
	October 31	April 30

Finished goods	$551,857	$1,012,656
Raw materials	740,391	831,756
	$1,292,248	$1,844,412

In October 2008  the Company recorded an allowance for slow moving inventory of $106,000. This allowance was recorded on  finished goods, primarily on   its Cohete Rum, of which the Company has sold at below cost subsequent to October 31, 2008

4. Other current assets

As of October 31, 2008 and April 30, 2008 Other Current Assets consisted of the following:

	2008
	October 31	April 30
Prepaid inventory purchases	$284,960	$405,451
Prepaid insurance	-	14,994
Other	62,290	24,833
	$347,250	$445,278

 5. Other Long-term Assets

In August 2006, in connection with an agreement with one of its sales consultants the Company issued warrants to purchase 100,000 shares of Holdings common stock at an exercise price of $0.60 per share. The warrants may be exercised at any time up to five years from the date of the agreement. The Company determined, as of the grant date of the warrants, that the warrants had a value of $18,000 which was amortized over the one year benefit period of such warrants. In addition, under the terms of the agreement, the consultant received 175,000 shares of Holdings common stock which were valued at $107,000 based on the market price of the stock at the date of the agreement. The value of stock issued is being amortized over the five year life of the consulting agreement. The consultant is to receive an additional 100,000 warrants for each contract year with an exercise price to be determined by the Company’s board of directors. On August 28, 2008, the Company agreed to issue the consultant warrants to purchase an additional 200,000 shares of the Company’s common stock at an exercise price of $0.50 per share. This issuance satisfies the Company’s requirements for the contract years ending August 2007 and 2008. Management has determined that the aggregate value of the warrants was $4,000 based on a market price of $0.28 per share of the Company stock on the date of grant. The warrants expire five years from the date of grant.. The unamortized value of the stock and warrants at October 31, 2008 and April 30, 2008 was $57,973 and $68,948, respectively Also, on August 28, 2008 the consultant and the Company agreed to convert $153,000 of past due consulting fees into 306,000 shares of common stock at $0.50 per share which was at a premium to the market price on date of grant.

In February 2007, the Company entered into a five year agreement with a consulting company to provide certain financial advisory services. The Company prepaid $300,000 for such services. This amount is carried as a long-term asset and is being amortized over the five year life of the agreement. At October 31, 2008 and April 30, 2008 the unamortized balance of the agreement was $195,123and $210,647, respectively. On August 21, 2008 the Company agreed to issue the principals of the consulting company warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The warrants were issued to the principals for their role in the Company securing a strategic relationship. The warrants expire five years from the date of grant. Management has determined that the aggregate value of the warrants was $7,000 based on a market price of $0.26 per share of the Company stock on the date of grant

0n June 14, 2007, in connection with an endorsement agreement, the Company issued warrants to purchase 801,000 shares of the Company’s common stock at a price of $1.284 per share. The warrants may be exercised at any time up to June 14, 2017. The Company determined that the warrants had a value of $416,500, as of the date the warrants were granted, which is being amortized over the three year term of the endorsement agreement. The warrants have cashless exercise provisions. At October 31, 2008 and April 30, 2008, the unamortized balance was   $224,661 and $ 304,034, respectively. The Company has also, as partial consideration for monthly consulting services, agreed to issue to a  principal of one of the entities involved in the endorsement agreement, warrants to purchase 3,000 shares of the Company’s common stock per month at the monthly average market price.  As of October 31, 2008 warrants to purchase 72,000 shares of the Company’s stock have been earned under this agreement of which a warrant for 54,000 shares has been issued at exercise prices ranging from $0.19 to $2.12 per share of common stock. The aggregate value, which are accounted for as consulting expenses, of the 72,000 warrants earned aggregate $12,150. Each warrant issuance has an exercise period of 5 years.

6. Notes and Loans Payable

Notes and loans payable consist of the following at October 31, 2008 and April 30, 2008:

	2008
	October 31	April 30
Due to RBCI(a)	$500,000	$500,000
Convertible note(b)	250,000	250,000
Revolving finance facility(c)	202,360	307,940
	952,360	1,057,940
Less current portion	952,360	1,057,940

Long-term portion	$—	$—

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

(b)
In October 2006, the Company borrowed $250,000 and issued a convertible promissory note in like amount. The due date of the loan was extended by the Company to October 2008 from October 2007 in accordance with the terms of the original note agreement. The  Company is currently engaged in a negotiation with the lender  to modify certain terms of his agreement, including, without limitation, deferral of payment of principal and accrued interest. The note is convertible into shares of our common stock at $0.60 per share. The note bears interest at 12% per annum and is payable quarterly. At the option of the lender, interest can be paid in shares of Company common stock. During the year ended April 30, 2008 the Company issued the note holder an aggregate of 49,307 shares of Holdings common stock to satisfy an aggregate of $29,583 of unpaid interest accrued through October 10, 2007. In February 2008 the Company paid the note holder an additional $7,742 for interest accrued through January 10, 2008. At October 31, 2008 and April 30, 2008 accrued interest on this loan aggregated $24,693 and $9,283, respectively, which is included in accrued expenses on the accompanying balance sheets. In connection with this borrowing we issued warrants to purchase 250,000 shares of our common stock for $0.60 per share. These warrants are exercisable for a five-year period from the date of issuance. The Company had determined, as of the date the notes were issued, the warrants had a value of $48,000 which is being expensed over the life of the related debt. The terms of the note enables the holder to convert such security into common stock of the Company at a price of $0.60 per share, which was at a discount to the market price of the common stock at the date convertible. At issuance, the convertible note was convertible into shares of the Company's common stock with an aggregate value which exceeded the amount of proceeds allocated to the convertible note by $58,000.

(c)
In June 2006, the Company entered into a $10 million, three year, working capital revolving finance facility with BACC, a division of Sovereign Bank. Interest on the line of credit is prime rate plus 1.5 At October 31, 2008 and April 30, 2008 interest was 5.50% and 6.50%, respectively. The facility is secured by a first security interest in the assets of the Company (other than those of DT Drinks which is subordinated to Gateway Trade Finance, LLC (“Gateway”) (formerly Production Finance International, LLC). At October 31, 2008 and April 30, 2008, $202,360 and $307,940, respectively, was outstanding on this facility. In December 2008 the Company was notified by the lender, BACC,  that the lender has calculated interest on the working capital line incorrectly since the inception of the line in June 2006.  Although the Company intends to vigorously contest the amount we have accrued $100,000 of interest for the six months ended October 31, 2008 which is the approximate amount of the indicated “shortfall”. BACC has agreed to defer payment of the “back” interest beginning February 2009 payable over a 5 month period. The Company is currently engaged in a negotiation with BACC  to modify certain terms of its agreement, including, without limitation, the aggregate amount of availability under the line and the terms under which interest is calculated.

7. Accrued expenses consist of the following at October 31, 2008 and April 30, 2008:

	2008
	October 31	April 30
Payroll, board compensation,
and consulting fees owed to
officers, directors and shareholders	$1,140,065	$742,567
All other payroll and consulting fees	292,693	218,413
Interest	136,748	11,339
Others	477,146	262,846
	$2,046,652	$1,235,165

8. Shareholders' Equity

Issuances of the Company’s common stock for the 6 months ended October 31, 2008, in addition to issuance disclosed to in Note 5 were as follows:

On October 27, 2008, in order to encourage holders of warrants which we issued in our January Financing (described below) to exercise their warrants, and enabling us to decrease the number of unexercised warrants and raise short-term working capital at low cost,  the Company reduced the exercise price from $.50 to $0.20 per share of common stock for a period of 5 trading days, subject to adjustment in the event that the Company’s stock trades for $1.50 or higher (subject to adjustments for forward and reverse stock splits, recapitalizations, stock dividends, and the like after the date hereof)  for ten (10) consecutive trading days through February 28, 2009 then the exercise price  reverts to the exercise price of $.50 per share and the warrant holders must pay the Company the difference of $.30 per share, as part of this re-pricing program. Each of the investors who participated in the January Financing exercised all of the warrants issued in the private placement representing a total of 3,777,778 newly issued shares of common stock, resulting in proceeds to the Company of $755,556 less a due diligence fee paid of $70,693. We also agreed to reduce the conversion price of the preferred stock acquired by these investors in our December Financing ( described below ) from $0.50 per share of common stock to $0.35 per share.  There are a total of 11,000 shares of preferred shares outstanding with a redemption value of $11,000,000 which if all the preferred stock was converted would result in the issuance of 31,428,571 shares of our common stock. One other investor, Greenwich Beverage Group LLC, who is controlled by a member of our board of directors, elected to exercise warrants for a total of 166,667 shares of common stock at $0.20 per share, which the Company reduced from $1.25, for an aggregate exercise price of $33,333 which amount is included in other current assets on the accompanying balance sheet as of October 31, 2008.

As of October 31, 2008, warrants to purchase 6,336,0980 shares of Holdings common stock were outstanding, in addition to warrants previously disclosed in Note 5 they are as follows:

In September 2008 as a bonus for work performed the Company granted its Chief Financial Officer warrants to purchase 300,000 shares of its common stock at an exercise price of $.50 per share.  The warrants expire five years from the date of the agreement. Management has determined that the aggregate value of the warrants was $4,200 based on the market price of $0.26 per share of the Company’s common stock on the date of grant.

In July 2008 in connection with an extension of a licensing agreement for one of our brands the Company issued 100,000 shares of common stock and warrants to purchase an additional 300,000 shares of common stock to a charitable organization supported by one of the icons with whom we have a relationship. Company management has determined the value of such shares at the date of grant was $25,000. Under the terms of the warrant agreement 100,000 shares of common stock are exercisable September 1, 2009, 100,000 shares of common stock are exercisable September 1, 2010, and 100,000 shares of common stock are exercisable September 1, 2011. The exercise price of the warrants is $0.50 per share. The warrants expire five years from the date they are first exercisable. Management has determined that the aggregate value of the warrants was $3,000 based on the market price of $0.25 per share of the Company’s common stock on the date of grant.

In June 2008, 50,000 shares of our common stock and warrants to purchase an additional 150,000 shares or shares of our common stock were issued to one of the Company’s vendors as part of an agreement to sell their brand. The aggregate market value of the stock issued was $12,500 based on the market price on the date of grant. The exercise price of the warrants is $0.50 per share. The warrants expire five years from the date of the agreement. Management has determined that the aggregate value of the warrants was $1,700 based on the market price of $0.25 per share of the Company’s common stock on the date of grant.

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

The financing that we consummated in January 2007 (the “January Financing”) provided participating investors (the “January Investors”) rights to exchange the common stock they acquired for securities issued in subsequent financings which were consummated at a common stock equivalent of $2.00 per share or less. Under this provision, the January Investors have exchanged 4,444,445 shares of common stock for 8,000 shares of Preferred Stock. The 4,444,445 shares returned were accounted for as a reduction of Additional Paid in Capital and a reduction of Common Stock since the shares have been cancelled. Also in the January Financing, the January Investors acquired warrants to purchase 3,777,778 shares of our common stock at an exercise price of $3.00 per share (the “January Warrants”).  These warrants were exercised at $.20 per share of common stock. In total we have issued $11,000,000 of our Series A Preferred Stock, which under their original terms were convertible into our Common Stock at $0.50  per share,  are now convertible at $0.35 under the provisions of  our Warrant Repricing Program.

Each of our December Investors participated in the January Financing but not all of our January Investors participated in the December Financing.

We do not have sufficient shares of common stock available to allow for the conversion of all of the preferred stock into common stock. We have agreed, and our board of directors previously approved amending our Certificate of Incorporation to increase the number of shares of common stock we are authorized to issue to 500,000,000 shares. Approval of our stockholders shall be required to effect such amendment under Delaware law and we have scheduled our annual  meeting of our stockholders for the purpose of securing such approval.

In October and November 2006, the Company sold 1,750,000 shares of its common stock for $1,050,000 to investors. Greenwich Beverage Group, LLC (“Greenwich”), an entity controlled by a member of our board of directors acquired 333,333 shares of common stock for $200,000. In addition, these investors were issued warrants, exercisable for five years from the date of the investment, to purchase 875,000 (Greenwich was issued 166,667 of these) shares of common stock at a price of $1.25 per share. The Company has the option to redeem up to 50% of the warrants at anytime prior to exercise at a price of $0.50 per warrant. In October 2008, Greenwich elected to exercise their warrants at $0.20 per share,  with the Company receiving $33,333 in proceeds.

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

9. Income Taxes

No provision for taxes on income is included in the accompanying statements of operations because of the net operating losses for both the six and three months ended October 31, 2008 and 2007. Holdings and Drinks previously filed income tax returns on a June 30 and December 31 tax year, respectively; however, both companies applied for and received a change in tax year to April 30 and file a federal income tax return on a consolidated basis. The consolidated net operating loss carry forward as of October 31, 2008 is approximately $25,000,000, available to offset future years' taxable income expiring in various years through 2028.

A valuation allowance has been provided against the entire deferred tax asset due to the uncertainty of future profitability of the Company. Management's position with respect to the likelihood of recoverability of these deferred tax assets will be evaluated each reporting period.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows for the three months ended October 31, 2008 and 2007:

	2008	2007
Statutory federal tax (benefit) rate	(34.00)%	(34.00)%
Statutory state tax (benefit) rate	(4.00)%	(4.00)%
Valuation allowance	38.00%	38.00%

Effective income tax rate	—	—

10. Related Party Transactions

Related party transactions for the six and three months ended October 31, 2008 and 2007 are as follows:

Consulting and Marketing Fees

For each of the six and three months ended October 31, 2008 and 2007, the Company incurred fees for services rendered related to sales and marketing payable to a limited liability company which was controlled by the Company's chairman of the board aggregating $42,000 and $21,000, respectively. As of October 31, 2008 and April 30, 2008 unpaid fees owed to the chairman's firm, aggregated $133,550 and $98,550, respectively.

In fiscal 2003 we entered into a consulting agreement with a company wholly owned by a member of the Company's board of directors. Under the agreement the consulting company is being compensated at a rate of $100,000 per annum. For each of the six and three months ended October 31, 2008 and 2007 the Company incurred fees to the consulting company of $50,000 and $25,000, respectively.  As of October 31, 2008 and April 30, 2008 we were indebted to the consulting company in the amount of $206,248 and $156,248, respectively.

 In December 2002 the Company entered into a consulting agreement with one of its shareholders which provides for $600,000 in fees payable in five fixed increments over a period of 78 months. The Company has an informal agreement with the shareholder pursuant to which he has the option of converting all or a portion of the consulting fees owed him into shares of Holding's common stock at a conversion price to be agreed upon. For each of the six  three  months ended October 31, 2008 and 2007 consulting fees incurred to this shareholder aggregated $60,000 and $30,000, respectively. As of October 31, 2008 and April 30, 2008 amounts owed to this shareholder aggregated $90,000 and  $30,000, respectively.

For the six and three months ended October 31, 2008 the Company incurred marketing fees to a company controlled by the Company’s CEO of $12, 375 and $0, respectively. For the six and three months ended October 31, 2007 the Company did not incur fees to this company.

Legal Fees

For both  the six and three months ended October 31, 2007, the Company incurred legal fees payable to a member of the Company's board of directors aggregating  $21,000.  The Company has not incurred fees to this director during the six months ended October 31, 2008.

Royalty Fees

In connection with the Company's distribution and licensing agreements with its equity investee the Company incurred royalty expenses for the six months ended October 31, 2008  and 2007 of approximately $18,000 and $37,000, respectively and for  the three months ended October 31, 2008 and 2007 of approximately $9,000 and $25,000 These amounts are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Loan Payable

From July 2007 through April 2008 the Company borrowed an aggregate of $522,303 from our CEO for working capital purposes.  For the six months ended October 31, 2008 the Company borrowed an additional $123,375 from our CEO for working capital purposes. The borrowings bear interest at 12% per annum. As of October 31, 2008, a total of  $358,654  including interest has been repaid. For the six months ended October 31, 2008 and 2007 interest accrued on this loan aggregated $18,831  and $15,648 respectively and for the three months ended October 31, 2008 and 2007, $10,334 and $13,849, respectively. As of October 31, 2008 and April 30, 2008 amounts owed to our CEO on these loans aggregated $343,652 and $232,547, respectively, including accrued interest.

11. Sales Concentration

For the six  months ended October 31, 2008 and 2007 , our largest customer accounted for 13% and  11% of out nets sales, respectively and for each of the three months ended October 31, 2008 and 2007 accounted for 16% of our net sales. For the six  months ended October 31, 2008 and 2007 , another customer  accounted for 12% and  10% of out nets sales, respectively and for  the three months ended October 31, 2008 and 2007 accounted for 18% and 12%, respectively  of our net sales. For the six  months ended October 31, 2008 and 2007  a third  customer  accounted for 13% and  6% of out nets sales, respectively and for  the three months ended October 31, 2008 and 2007 accounted for 14% and 10%, respectively  of our net sales. For the six  and three months ended October 2008 a fourth customer accounted for 10% and 12%, respectively, of our net sales.

12. Commitments

Lease

The Company leases office space under an operating sublease, with minimum annual rentals of $50,000 through October 31, 2009. The Company leases additional office under an operating lease that requires minimal annual rental payments of $51,600 until March 2009.

Rent expense for these leases aggregated approximately $53,000 and $50,000 for the six months ended October 31, 2008 and 2007, respectively. Rent expense for these leases aggregated approximately $27,000 and $25,000 for the three months ended October 31, 2008 and 2007, respectively

Future minimum payments for all leases are approximately as follows:

Year Ending
April 30,	Amount
2009	$46,500
2010	12,500

License Agreement

In November 2005 the Company entered into an eight-year license agreement for sales of Trump Super Premium Vodka. Under the agreement the Company is required to pay royalties on sales of the licensed product. The agreement requires minimal royalty payments through November 2012 which if not paid could result in termination of the license. The Company is currently engaged in a negotiation with Trump Marks LLC to modify certain terms of its license agreement, including, without limitation, the deferral of certain minimum aggregate royalties and the payment of on-going minimum royalties.

13. Litigation

On or about July 19, 2006, Manhattan Beer Distributor, LLC, a wholesale distributor of beverages in the State of New York, (“MBD”) initiated litigation in the Supreme Court of the State of New York in Bronx County (Index No. 17776-2006) against the Company. Plaintiff sued for approximately $87,000 plus interest, for alleged distribution services rendered both prior and subsequent to the acquisition of certain assets related to Rheingold Beer. We have answered the complaint and have filed a cross-claim against RBCI Holdings, Inc. (“RBCI”), the entity that sold us the assets, for the portion of the complaint related to pre-acquisition services. RBCI has not filed an answer. The discovery phase of the litigation has been completed. There have been continuing settlement negotiations and a trial which was originally scheduled for September 12, 2008 has been rescheduled to January 15, 2009.

In April 2007, RBCI filed a complaint against the Company in the U.S. District court, Southern District of N.Y. (No. 07-CV-02877). RBCI seeks $150,000 plus 525,738 shares of common stock of the Company and re-assignment of the Rheingold license in damages for an alleged breach of the Asset Purchase Agreement, related to the October 27, 2005 purchase of certain Rheingold assets. The Company has filed a motion to dismiss the complaint. The Company believes that RBCI overstated assets, understated liabilities and misrepresented revenue in connection with the asset sale.  On November 13, 2008 the case was dismissed with leave for either side to restore to calendar subject to settlement within 30 days and the parties are discussing possible resolution of the issues.

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

 In August 2008, TRN Logistics, LLC (“TRN”), a vendor of the Company, filed a complaint against the Company in the Superior Court of the State of Connecticut, Fairfield County.  TRN seeks $27,170 for non-payment for transportation services it provided the Company. The Company has worked out a monthly payment plan with the vendor.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of   Operations

Introduction

The following discussion and analysis summarizes the significant factors affecting (1) our consolidated results of operations for the six and three months ended October 31 2008, compared to the six and three months ended October 31, 2007, and (2) our liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Report, and the audited consolidated financial statements and notes included in Form 10-KSB, which Report was filed on August 4, 2008.

 Six Months Ended October 31, 2008 and 2007:

Net Sales: Net sales were $1,650,000 for the six months ended October 31, 2008 compared to net sales of $2,783,000 for the six months ended October 31, 2007, a decrease of 41%. The decrease is predominantly due to inventory shortfalls as a result of insufficient working capital and the resulting delay of certain shipments. Trump Super Premium Vodka sales aggregated $805,000 which accounted for 49% of total dollar sales for the six months ended October 31, 2008. For the six months ended October 31, 2007, Trump Super Premium Vodka sales aggregated $1,557,000 which accounted for 56% of total dollar sales. This represents a dollar decrease of 48%.  In addition to temporary inventory shortfalls  for Trump  Super Premium Vodka sales of Trump for the six months ended October 31, 2008 were also effected by  issues relating to  our California distributor which are currently being corrected.  The launch  of Trump Super Premium Vodka in Texas in July 2007 also contributed to greater sales of Trump Super Premium Vodka for the six months ended October 31, 2007 compared to the six months ended October 31, 2008.  Trump sales in New Jersey  have increased for the six months ended October 31, 2008 compared to October 31, 2007 due to improved casino sales. Sales of all wine and spirits products aggregated $1,350,000 for the six months ended October 31, 2008 compared to $2,281,000 for the six months ended October 31, 2007. Net sales of Old Whiskey River Bourbon totaled $142,000 on 1,110 cases sold for the six months ended October 31, 2008 compared to net sales of $257,000 on 2,201 cases sold for the six months ended October 31, 2007. This represents a dollar decrease of 45% and a case decrease of 50%. Net sales of our Aguila Tequila aggregated $44,000 on 533 cases sold for the six months ended October 31, 2008 compared to $34,000 on 404 cases sold for the six months ended October 31, 2007. This represents a dollar increase of 31.0% and a case increase of 32%. Net sales of our Damiana Liqueur aggregated $109,000 on 825 cases sold for the six months ended October 31, 2008 compared to net sales of $86,000 on 689 cases sold for the six months ended October 31, 2007. This represents a dollar increase of 27% and a case increase of 20%. Net sales of our premium imported wines totaled $249,000 on 2,393 cases sold for the six months ended October 31, 008 compared to net sales of $331,000 on 2,233 cases sold for the six months ended October 31, 2007. This represents a dollar  decrease of 25% and a case decrease of 7%. The percentage dollar decrease compared to case decrease was significantly greater due increased liquidation of certain closed-out wines in the current year. The Company is considering whether it should continue this product line. Net sales of our non alcoholic product, Newman’s Own sparkling fruit beverages and sparkling waters decreased to $300,000 on 34,501 cases sold for the six months ended October 31, 2008 compared to $502,000 on 55,857 cases sold for the six months ended October 31, 2007. This represents a dollar decrease of 42% and a case increase of  38%. Sales of our Newmans Own products were also affected by temporary  inventory shortfalls.

Gross margin:  Exclusive of our allowance for slow moving inventory, gross profit was $486,000 (29.4% of net sales) for the six months ended October 31, 2008 a decrease of $585,000, compared to gross profit of $1,071,000 (38.5% o f net sales) for the six months ended October 31, 2007.  Gross margin for our wine and spirits business was 31.5% percent for the six months ended October 31, 2008 compared to 43.0% for the prior year. Gross margin for our non alcoholic business was 19.4 percent for the six months ended October 31, 2008 compared to 18.6 % for the six months ended October 31, 2007.  The increase in gross margin for our Newmans’ Own products is  the result of  increases in our selling price. The gross profit margin of our non alcoholic Newman’s Own products is expected to further improve with the implementation of alternate packaging which will lead to lower product costs. Gross margin of our wines decreased to 13.3% for the six months ended October 31, 2008 from 30.2% for the six months ended October 31, 2007. This decrease is the direct result of the aforementioned close-out of certain wines in the current year. Gross margin of Trump Super Premium Vodka, decreased to 33.4% for the six months ended October 31, 2008 compared to 47.2% for the six months ended October 31, 2007. The gross margin decrease is largely due to a decrease in the percentage of direct sales which leads to increased direct costs such as excise taxes and freight, price competition, and a weaker dollar against the Euro which has increased Trump Vodka component costs.  For the six months ended October 31, 2008 the Company recorded a reserve for Cohete Rum of $106,000 as it is the Company’s intention to liquidate the inventory and terminate the brand.

Selling, general and administrative: Selling, general and administrative expenses totaled $2,707,000 for the six months ended October 31, 2008, compared to $4,004,000 for the six months ended October 31, 2007, a decrease of $1,297,000 or 32.4%. Total selling and marketing costs aggregated $1,162,000 for the six months ended October 31, 2008 compared to $2,045,000 for the six months ended October 31, 2007. The decrease in selling and marketing expenses is due to the overall decreased marketing spend on Trump Super Premium Vodka to a normalized level as sales promotions for Trump Vodka have become more targeted.  General and administrative expenses aggregated $1,545,000 for the six months ended October 31, 2008 compared to $1,959,000 for the six months ended October 31, 2007.  Charges relating to purchase order financing aggregated $5,000  for the six months ended October 31, 2008 compared to $37,000 for the six months ended October 31, 2007 as the Company utilized its working capital revolving line. Professional fees, including legal fees have decreased from the prior year and travel related expenses have also decreased for the six months ended October 31, 2008 compared to the six months ended October 31, 2007.

Other Income (expense): Interest expense totaled   $ 157,000 for the six months ended October 31, 2008 compared to expense of $116,000 for the six months ended October 31, 2007.   In December 2008 the Company was notified by its lender, BACC, that the lender has calculated interest on the working capital line incorrectly since the inception of the line in June 2006. Although the Company is going to vigorously contest the amount we have accrued $100,000 of interest expense for the six months ended October 31, 2008 which is the approximate amount of the indicated “shortfall”.

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

Three Months Ended October 31, 2008 and 2007:

Net Sales: Net sales were $581,000 for the three months ended October 31, 2008 compared to net sales of $1,476,000 for the three months ended October 31, 2007, a decrease of 61%. The decrease is due to the aforementioned inventory shortfalls as a result of   insufficient working capital and the resulting delay in certain shipments. Trump Super Premium Vodka sales aggregated $284,000 which  accounted for 49% of total dollar sales  for the three months  ended October 31, 2008. For the three months ended October 31, 2007, Trump Super Premium Vodka sales aggregated $764,000 which accounted for 52% of total dollar sales. The decrease of 63%  is predominantly due to temporary inventory shortfalls and the timing of certain shipments. Sales of all wine and spirits products aggregated $555,000 for the three months ended October 31, 2008 compared to $1,287,000 for the three months ended October 31, 2007. Net sales of Old Whiskey River Bourbon totaled $46,000 on 347 cases sold for the three months ended October 31, 2008 compared to net sales of $190,000 on 1,700 cases sold for the three months ended October 31, 2007. This represents a dollar decrease of 76% and a case decrease of 80%. Net sales of our Aguila Tequila aggregated $12,000 on 159 cases sold for the three months ended October 31, 2008 compared to $8,000 on 91 cases sold for the three months ended October 31, 2007. This represents a dollar increase of 59.0% and a case increase of 75%. Net sales of our Damiana Liqueur aggregated $35,000 on 267 cases sold for the three months ended October 31, 2008 compared to net sales of $40,000 on 322 cases sold for the three months ended October 31, 2007. This represents a dollar decrease of 12% and a case decrease of 17%. Net sales of our premium imported wines totaled $177,000 on 1,597 cases sold for the three months ended October 31, 008 compared to net sales of $269,000 on 1,582 cases sold for the three months ended October 31, 2007. This represents a dollar decrease of 34% and a case decrease of  1%. The percentage  dollar decrease compared to case was significantly greater due to greater liquidation of certain closed-out wines at below cost in the current year. Net sales of our non alcoholic product, Newman’s Own sparkling fruit beverages and sparkling waters decreased to $26,000 on 5,019 cases sold for the three months ended October 31, 2008 compared to $189,000 on 23,212, cases sold for the three months ended October 31, 2007. This represents a dollar decrease of 86% and a case increase of  78%. Sales of our Newmans Own products were also affected by temporary  inventory shortfalls.

Gross margin:  Exclusive of our allowance for slow moving inventory, gross profit was $148,000 (25.5% of net sales) for the three months ended October 31, 2008 a decrease of $453,000, compared to gross profit of $601,000 (40.7% o f net sales) for the three months ended October 31, 2007.  Gross margin for our wine and spirits business was 26.6% percent for the three months ended October 31, 2008 compared to 42.4% for the prior year. Gross margin for our non alcoholic business was 0 percent for the three months ended October 31, 2008 compared to 20.3 % for the three months ended October 31, 2007 .  The decrease in gross margin for our Newmans’ Own products is  the result of  the selling of remaining  cases at cost. Gross margin of our wines decreased to 7.2% for the three months ended October 31, 2008 from 31.6% for the three months ended October 31, 2007 due to the close out at a deep discount of the Company’s wine business.  Gross margin of Trump Super Premium Vodka, decreased to 34.1% for the three months ended October 31, 2008 compared to 47.8% for the three months ended October 31, 2007. The gross margin decrease is largely due to a decrease in the percentage of direct sales which leads to increased direct costs such as excise taxes and freight  and price support for Trump Super Premium Vodka necessary in order to achieve competitive pricing.  For the three months ended October 31, 2008 the Company recorded a reserve for Cohete Rum of $106,000 as it is the Company’s intention to liquidate the inventory and terminate the brand.

Selling, general and administrative: Selling, general and administrative expenses totaled $1,089,000 for the three months ended October 31, 2008, compared to $2,019,000 for the three months ended October 31, 2007, a decrease of $930,000 or 46.1%. Total selling and marketing costs aggregated $409,000 for the three months ended October 31, 2008 compared to $995,000 for the three months ended October 31, 2007. The decrease in selling and marketing expenses is due to the overall decreased marketing spend on Trump Super Premium Vodka to a normalized level as sales promotions for Trump Vodka have become more targeted.  General and administrative expenses aggregated $680,000 for the three months ended October 31, 2008 compared to $1,024,000 for the three months ended October 31, 2007.  Professional fees, including accounting and legal fees have decreased from the prior year and travel related expenses have also decreased for the three months ended October 31, 2008 compared to the three months ended October 31, 2007.

Other Income (expense): Interest expense totaled $ 136,000 for the three months ended October 31, 2008 compared to expense of $64,000 for the three months ended October 31, 2007.  The three months ended October 31, 2008 includes the accrual of $100,000 cumulative adjustment which the Company is contesting.

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

Financial Liquidity and Capital Resources

Although our working capital position was initially improved as a result of our  October 2008 Warrant Repricing Program and our December 2007 Private Placement of our preferred stock, our business continues to be effected by insufficient working capital. We will need to continue to carefully manage our working capital and our business decisions will continue to be influenced by our working capital requirements. Lack of liquidity continues to negatively affect our business and curtail the execution of our business plan.

We have experienced net losses and negative cash flows from operations and investing activities since our inception in 2003. Net losses for the six  months ended October 31, 2008 and 2007 were $2,484,204 and $3,050,359, respectively. Cash used in operating activities for the six months ended October 31, 2008 and 2007 were $47,998 and $1,572,617, respectively. We have to date funded our operations predominantly through bank borrowings, loans from shareholders and investors, and proceeds from the sale of our common stock, preferred stock, and warrants. For the six months ended October 31, 2008 and 2007 net cash provided by financing activities totaled $646,287 and $591,939, respectively.

On October 27, 2008, in order to encourage holders of warrants which we issued in our January Financing (described below) to exercise their warrants, and enabling us to decrease the number of unexercised warrants and raise short-term working capital at low cost,  the Company reduced the exercise price from $.50 to $0.20 per share of common stock for a period of 5 trading days, subject to adjustment in the event that the Company’s stock trades for $1.50 or higher (subject to adjustments for forward and reverse stock splits, recapitalizations, stock dividends, and the like after the date hereof)  for ten (10) consecutive trading days through February 28, 2009 then the exercise price  reverts to the exercise price of $.50 per share and the warrant holders must pay the Company the difference of $.30 per share, as part of this re-pricing program. Each of the investors who participated in the January Financing exercised all of the warrants issued in the private placement representing a total of 3,777,778 newly issued shares of common stock, resulting in proceeds to the Company of $755,556 less a due diligence fee paid of $70,693. We also agreed to reduce the conversion price of the preferred stock acquired by these investors in our December Financing (described below) from $0.50 per share of common stock to $0.35 per share.  There are a total of 11,000 shares of preferred shares outstanding with a redemption value of $11,000,000 which if all the preferred stock was converted would result in the issuance of 31,428,571 shares of our common stock. One other investor, Greenwich Beverage Group LLC, who is controlled by a member of our board of directors, elected to exercise warrants for a total of 166,667 shares of common stock at $0.20 per share, which the Company reduced from $1.25, for an aggregate exercise price of $33,333.

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

The financing that we consummated in January 2007 (the “January Financing”) provided participating investors (the “January Investors”) rights to exchange the common stock they acquired for securities issued in subsequent financings which were consummated at a common stock equivalent of $2.00 per share or less. Under this provision, the January Investors have exchanged 4,444,445 shares of common stock for 8,000 shares of Preferred Stock. The 4,444,445 shares returned were accounted for as a reduction of Additional Paid in Capital and a reduction of Common Stock since the shares have been cancelled. Also in the January Financing, the January Investors acquired warrants to purchase 3,777,778 shares of our common stock at an exercise price of $3.00 per share (the “January Warrants”).  These warrants were exercised at $.20 per share of common stock. We have issued an aggregate of 11,000 shares of our Series A Preferred Stock with a redemption value of $11,000,000, which under their original terms were convertible into our Common Stock at $50 per share, and now convertible at $.35 per share.

 Each of our December Investors participated in the January Financing but not all of our January Investors participated in the December Financing.

We do not have sufficient shares of common stock available to allow for the conversion of all of the preferred stock into common stock. We have agreed, and our board of directors previously approved amending our Certificate of Incorporation to increase the number of shares of common stock we are authorized to issue to 500,000,000 shares. Approval of our stockholders shall be required to effect such amendment under Delaware law and we have scheduled our annual meeting of our stockholders s for the purpose of securing such approval.

The December Investors may allege that certain penalties are owed to them by the Company based on certain time requirements in the documentation relating to the December Financing. If such claim is successfully made, we may lack the liquidity to satisfy such claim.

From July 2007 through April 2008 the Company borrowed an aggregate of $522,303 from our CEO for working capital purposes.  For the six months ended October 31, 2008 the Company borrowed an additional $123,3750 from our CEO for working capital purposes. The borrowings bear interest at 12% per annum. As of October 31, 2008, a total of  $358,654  including interest has been repaid. For the six months ended October 31, 2008 and 2007 interest accrued on this loan aggregated $18,831  and $15,648 respectively and for the three months ended October 31, 2008 and 2007, $10,334 and $13,849, respectively. As of October 31, 2008 and April 30, 2008 amounts owed to our CEO on these loans aggregated $343,652 and $232,547, respectively, including accrued interest

In October 2006, the Company borrowed $250,000 and issued a convertible promissory note in like amount. The due date of the loan was extended by the Company to October 2008 from October 2007 in accordance with the terms of the original note agreement. The Company is currently engaged in a negotiation with the lender to modify certain terms of his agreement, including, without limitation, deferral of payment of principal and accrued interest. The note is convertible into shares of our common stock at $0.60 per share. The note bears interest at 12% per annum and is payable quarterly. At the option of the lender, interest can be paid in shares of Company common stock. During the year ended April 30, 2008 the Company issued the note holder an aggregate of 49,307 shares of Holdings common stock to satisfy an aggregate of $29,583 of unpaid interest accrued through October 10, 2007. In February 2008 the Company paid the note holder an additional $7,742 for interest accrued through January 10, 2008. At October 31, 2008 and April 30, 2008 accrued interest on this loan aggregated $24,693 and $9,283, respectively, which is included in accrued expenses on the accompanying balance sheets. In connection with this borrowing we issued warrants to purchase 250,000 shares of our common stock for $0.60 per share. These warrants are exercisable for a five-year period from the date of issuance.

In June 2006, we entered into a $10 million, three-year, asset-based revolving credit facility with a financial institution to be used for working capital purposes. Under this line, we may borrow 85% of eligible accounts receivable, as defined under the agreement. Interest on the line accrues at 1.5% above the prime rate based on a minimum daily balance of $1 million. Also, in June 8 2006, we entered into a secured purchase order financing facility with another financial institution. The amount we are able to borrow under these facilities will depend on our outstanding eligible accounts receivable, inventory and eligible purchase orders, respectively. Both of these facilities are secured by our assets. As of October 31, 2008 $202,360 and $0 was outstanding on our revolving credit and purchase order facilities, respectively. In December 2008 the Company was notified by the lender, BACC that the lender has calculated interest on the working capital line incorrectly since the inception of the line in June 2006.  Although the Company intends to vigorously contest the amount have accrued $100,000 of interest for the six months ended October 31, 2008 which is the approximate amount of the indicated “shortfall”. BACC has agreed to defer payment of the “back” interest beginning February 2009 payable over a 5 month period. The Company is currently engaged in a negotiation with BACC to modify certain terms of its agreement, including, without limitation, the aggregate amount of availability under the line and the terms under which interest is calculated.

 ROYALTIES/LICENSING AGREEMENTS

In November 2005, the Company entered into an eight-year license agreement for sales of Trump Super Premium Vodka. Under the agreement the Company is required to pay royalties on sales of the licensed product. The agreement provides for certain minimum royalty payments through November 2012 which if not satisfied could result in termination of the license. The Company is currently engaged in a negotiation with Trump Marks LLC to modify certain terms of its license agreement, including, without limitation, the deferral of certain minimum aggregate royalties and the payment of on-going minimum royalties.

Under our license agreement for Old Whiskey River, we are obligated to pay royalties of between $10 and $33 per case, depending on the size of the bottle.

Under our license agreement for Newman’s Own, we are obligated to pay royalties of $.95 per twelve bottle case.

Under our license agreement for Damaina Liqueur we are obligated to pay $3 per case.

Under our license agreement with Aguila Tequila we are obligated to pay $3 per case.

OTHER AGREEMENTS

In fiscal 2003 we entered into a consulting agreement with a company, Marvin Traub & Associates (“MTA”), owned 100% by Marvin Traub, a member of the Board of Directors. Under the agreement, MTA is being compensated at the rate of $100,000 per annum. As of October 31, 2008, we were indebted to MTA in the amount of $206,248.

In December 2002, we entered into a consulting agreement with Mr. Shep Gordon which provides for payment of $120,000 per year to Mr. Gordon, payable through June 2009. As of October 31, 2008, the aggregate amount owed to Mr. Gordon was $90,000. We have an informal understanding with Mr. Gordon pursuant to which he can convert all or a portion of the consulting fees which we owe to him into shares of our common stock at a conversion price negotiated from time to time.

Since we were founded in 2002, the implementation of our business plan has been negatively affected by insufficient working capital. Business judgments have been substantially affected by the availability of working capital. Although our working capital position and our cash balance was initially improved as a result of our  October 2008 Warrant Repricing Program and our December and January, 2007 private placement of our common stock, preferred stock and warrants, our business continues to be effected by insufficient working capital. We will need to continue to carefully manage our working capital and our business decisions will continue to be influenced by our working capital requirements. Therefore, our short term business strategy will rely heavily on our cost efficient icon brand strategy and the resources available to us from our media and entertainment partners We will continue to focus on those of our products which we believe will provide the greatest return per dollar of investment with the expectation that as a result of increases in sales and the resulting improvement in our working capital position, we will be able to focus on those products for which market acceptance might require greater investments of time and resources. To  that end, our short-term focus, for beer and spirits,  will be on Trump Super Premium Vodka, Old Whiskey River Bourbon, Damiana, Aquila Tequila, and in association with our recent joint venture with music icon  Dr. Dre, a super premium cognac and unique sparkling vodka and our recent joint venture with music icon Kid Rock,  a domestic beer. For the non-alcoholic beverages Newman’s Own lightly sparkling fruit juice drinks and waters. In order for us to continue and grow our business, we will need additional financing which may take the form of equity or debt. There can be no assurance we will be able to secure the financing we require, and if we are unable to secure the financing we need, we may be unable to continue our operations. We anticipate that increased sales revenues will help to some extent, but we will need to obtain funds from equity or debt offerings, and/or from a new or expanded credit facility. In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected.

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

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2008 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2008, our Chief Executive Officer, who also is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be declared by us in reports that we file with or submit to the SEC is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

On or about July 19, 2006, Manhattan Beer Distributor, LLC, a wholesale distributor of beverages in the State of New York, (“MBD”) initiated litigation in the Supreme Court of the State of New York in Bronx County (Index No. 17776-2006) against the Company. Plaintiff sued for approximately $87,000 plus interest, for alleged distribution services rendered both prior and subsequent to the acquisition of certain assets related to Rheingold Beer. We have answered the complaint and have filed a cross-claim against RBCI Holdings, Inc. (“RBCI”), the entity that sold us the assets, for the portion of the complaint related to pre-acquisition services. RBCI has not filed an answer. The discovery phase of the litigation has been completed. There have been continuing settlement negotiations and a trial which was originally scheduled for September 12, 2008 has been rescheduled to January 15, 2008.

In April 2007, RBCI filed a complaint against the Company in the U.S. District court, Southern District of N.Y. (No. 07-CV-02877). RBCI seeks $150,000 plus 525,738 shares of common stock of the Company and re-assignment of the Rheingold license in damages for an alleged breach of the Asset Purchase Agreement, related to the October 27, 2005 purchase of certain Rheingold assets. The Company has filed a motion to dismiss the complaint. The Company believes that RBCI overstated assets, understated liabilities and misrepresented revenue in connection with the asset sale.  On November 13, 2008 the case was dismissed with leave for either side to restore to calendar subject to settlement within 30 days and the parties are discussing a possible resolution of the issues.

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

 In August 2008, TRN Logistics, LLC (“TRN”), a vendor of the Company,  filed a complaint against the Company in the Superior Court of the State of Connecticut, Fairfield County.  TRN seeks $27,170 for non-payment for transportation services it provided the Company. The Company has worked out a monthly payment plan with the vendor.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-KSB for the year ended October 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2008 under an agreement with one of the Company’s consultants a warrant to purchase 54,000 shares of the Company’s common stock at exercise prices ranging from $0.19 to $2.12 per share.

On  September 26,  2008  as a  bonus for work performed,   the Company granted its Chief Financial Officer warrants to purchase 300,000 shares of its common stock at an exercise price of $.50 per share.  The warrants expire five years from the date of the agreement.

On August 28, 2008, as part of his consulting agreement,  the Company agreed to issue  a sales  consultant warrants to purchase an additional 200,000 shares of the Company’s common stock at an exercise price of $0.50 per share. This issuance satisfies the Company’s requirements for the contract years ending August 2007 and 2008. Also, on August 28, 2008 the consultant and the Company agreed to convert $150,000 of past due consulting fees into 300,000 shares of common stock at $0.50 per share which was at a premium to the market price on date of grant.

 On August 21, 2008 the Company agreed to issue the principals of a consulting company warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The warrants were issued to the principals for their role in the Company securing a strategic relationship. The warrants expire five years from the date of grant.

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

None6

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

December  19, 2008

DRINKS AMERICAS HOLDINGS, LTD.

By:	/s/ J. Patrick Kenny
J. Patrick Kenny President and Chief Executive Officer

By:	/s/ Jeffrey Daub
Jeffrey Daub Chief Financial Officer