Form 10-Q
period 2009-01-31
DRINKS AMERICAS HOLDINGS, LTD
filed 2009-03-23
CIK 873540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes   ☐           No ☒

As of January 23, 2009, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 86,932,904.

DRINKS AMERICAS HOLDINGS, LTD
AND AFFILIATES

FORM 10-Q

FOR THE QUARTER ENDED JANUARY 31, 2009

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Report on Form 10-Q to "we", "us", "our" and the “Company” are to Drinks Americas Holdings, Ltd., a Delaware corporation and formerly Gourmet Group, Inc., a Nevada corporation, and its majority owned subsidiaries Drinks Americas, Inc., Drinks Global Imports, LLC,   D.T. Drinks, LLC, and Olifant USA, Inc. (as of January 15, 2009) and  Maxmillian Mixers, LLC, and Maxmillian Partners, LLC.

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

PART 1 FINANCIAL INFORMATION

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED BALANCE SHEETS

	January 31, 2009	April 30, 2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$21,666	$133,402
Accounts receivable, net of allowances	492,852	583,949
Inventories, net of allowance	1,390,664	1,844,412
Other current assets	380,224	445,278

Total current assets	2,285,406	3,007,041

Property and equipment, at cost less accumulated depreciation and amortization	71,985	91,307
Investment in equity Investee	69,028	69,028
Intangible assets, net	2,019,129	735,559
Deferred loan costs, net	14,270	22,548
Other assets	557,747	644,762

	$5,017,565	$4,570,245

Liabilities and Shareholders' Equity(Deficiency)
Notes and loans payable	$931,267	$1,057,940
Loan Payable – related party	295,179	232,547
Accounts payable	2,797,964	1,866,477
Accrued Expenses	2,474,608	1,235,165

Total current liabilities	6,499,018	4,392,129

Long-term debt, less current maturities	600,000	—
	7,099,018	4,392,129

Commitments	—	—

Shareholders' equity (deficiency)
Preferred stock, $0.001 par value; 1,000,000 shares authorized; issued and outstanding 11,000 shares (redemption value $11,000,000)	11	11
Common stock, $0.001 par value; 500,000,000 and 100,000,000, respectively, authorized; issued and outstanding 86,582,904 and 81,188,224 shares, respectively	86,583	81,188
Minority interest	133,333	—
Additional paid-in capital	33,813,572	32,656,685
Accumulated deficit	(36,114,952)	(32,559,768)
	(2,081,453)	178,116
	$5,017,565	$4,570,245

See accompanying notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine months ended		Three months ended
	January 31,		January 31,
	2009	2008	2009	2008

Net sales	$2,214,710	$3,343,795	$565,153	$560,824

Cost of sales	1,689,835	2,055,845	419,802	343,411

Gross margin	524,875	1,287,950	145,351	217,413

Selling, general & administrative expenses	4,366,544	5,816,760	1,659,960	1,812,325

Loss from Operations	(3,841,669)	(4,528,810)	(1,514,609)	(1,594,912)

Other income (expense):
Interest	(122,515)	(144,400)	34,629	(27,939)
Other	409,000	2,335	409,000	2,335
Net Other income (expense )	286,485	(142,065)	443,629	(25,604)

Net Loss	$(3,555,184)	$(4,670,875)	$(1,070,980)	$(1,620,516)

Net loss per share (basic and diluted)	$(0.04)	$(0.06)	$(0.01)	$(0.02)

Weighted average number of common shares (basic and diluted)	82,924,616	79,772,098	85,747,065	80,119,931

See accompanying notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended January 31,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(3,555,184)	$(4670,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	313,376	134,075
Stock and warrants issued for services of vendors	167,356	105,283
Gain on extinguishment of debt	(409,000)	-
Changes in operating assets and liabilities:
Accounts receivable	179,038	343,261
Inventories	671,520	161,129
Other current assets	92,125	282,475
Other assets	-	136,360
Accounts payable	443,315	645,791
Accrued expenses	1,392,447	231,475

Net cash used in operating activities	(705,007)	(2,862,501)

Cash Flows From Investing Activities:
Cash assumed of acquired business	17,150	-

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	717,926	3,000,000
Proceeds from debt	152,555	503,982
Repayment of debt	(89,923)	(210,352)
Decrease in working capital facility	(179,437)	(126,721)
Payments for costs associated with preferred stock issuance	-	(240,000)
Payments for loan costs	(25,000)	(50,000)

Net cash provided by financing activities	576,121	2,876,909

Net increase (decrease) in cash and equivalents	(111,736)	245,886

Cash and cash equivalents - beginning	133,402	994,768

Cash and cash equivalents - ending	21,666	$1,240,654

Continued

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont’d) (Unaudited)

	Nine months ended January 31,
	2009	2008
Supplemental disclosure of non-cash investing and financing transactions:

Increase in other assets and additional paid in capital equal to the value of stock and warrants issued	$124,000	$416,250

Payment of accrued expenses with shares of common stock	$153,000	$29,583

Acquisition of business
Current assets less current liabilities	$(138,237)	-
Intangible assets	1,333,333	-
Minority interest	(133,333)	-
Payable to sellers	(1,061,763)	-
	$-	$-

Interest paid	$49,666	$67,573
Income taxes paid	$-	$-

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

On  January 15, 2009 Drinks acquired 90% of Olifant U.S.A, Inc. (“Olifant”), a Connecticut corporation, which owns the trademarks and brand names and holds the worldwide distribution rights (excluding Europe) to Olifant Vodka and Gin.

The accompanying consolidated balance sheets as of  January 31, 2009 and April 30, 2008 and the consolidated results of operations and consolidated cash flows for the nine months ended January 31, 2009 and 2008 and the consolidated results of operations for the nine months ended January 31, 2009 and 2008 reflect Holdings its majority-owned subsidiaries and Partners (collectively, the "Company") with adjustments for  income and loss  allocated based upon percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition.  All intercompany transactions and balances in these financial statements have been eliminated in consolidation. The amount of common and preferred shares authorized, issued and outstanding as of January 31, 2009 and April 30, 2008 are those of Holdings.

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of January 31, 2009 the Company has a shareholders'  deficiency of $2,081,453 and has incurred significant operating losses and negative cash flows since inception. For the nine months ended January 31, 2009, the Company sustained a net loss of $3,555,184 and used $705,007   in operating activities. We increased our working capital as a result of the exercise of warrants to acquire 3,944,445 shares of  our common stock  pursuant to our October 2008 warrant re-pricing. In addition we have improved our liquidity by extinguishing a significant amount of debt by exchanging it for our common stock in previous periods. We will need additional financing which may take the form of equity or debt. We anticipate that increased sales revenues will help to some extent. In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of January 31, 2009 and April 30, 2008, its results of operations for the nine and three months ended January 31, 2009 and 2008 and its cash flows for the nine months ended January 31, 2009 and 2008. Pursuant to the rules and regulations of the SEC for the interim financial statement, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the other information in the Form 10-KSB.

Nature of Business

Through our majority-owned subsidiaries, Drinks, DGI, DT Drinks, and Olifant we import, distribute and market unique premium wine and spirits and alcoholic beverages associated with icon entertainers, celebrities and destinations, to beverage wholesalers throughout the United States.

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations at January 31, 2009 and April 30, 2008 the allowance for doubtful accounts was $36,000  and $24,000,  respectively.

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

Earnings Per Share

The Company computes earnings per share under the provisions of SFAS No. 128, Earnings per Share, whereby basic earnings per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased to assume exercise of potentially dilutive and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the nine and three months ended January 31, 2009 and 2008, the diluted earnings per share amounts equal basic earnings per share because the Company had net losses and the impact of the assumed exercise of contingently issuable shares would have been anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent accounting pronouncements

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, "Earnings per Share.” This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this Staff Position, with early application not permitted. The adoption of this Staff Position, which will require us to allocate a portion of net income to these participating securities, will not have an effect on our historical reported earnings due to their anti-dilutive effect as a result of losses in all prior periods previously presented. The Company is currently evaluating effect on our  future reported earnings per share.

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

On December 4, 2007, the FASB issued SFAS No. 141(R), “ Business Combinations ,” and SFAS No. 160, “ Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements , an amendment of ARB No. 51 .” Statement No. 141(R) is required to be adopted concurrently with Statement No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of Statement No. 141(R) and Statement No. 160 is required to be adopted prospectively, except for certain provisions of Statement No. 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of Statement No. 141(R) should be accounted for in accordance with Statement No. 141 and that accounting previously completed under Statement No. 141 should not be modified as of or after the date of adoption of Statement No. 141(R). The Company is currently evaluating the impact of Statement No. 141(R) and Statement No. 160, but does not expect the adoption of these pronouncements to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities ” (SFAS 159), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position or results of operations.

3. Inventories

As of January 31, 2009 and April 30, 2008, Inventories consist of the following:

	January 31, 2009	April 30, 2008

Finished goods	$750,731	$1,012,656
Raw materials	639,933	831,756
	$1,390,664	$1,844,412

In October 2008  the Company recorded an allowance for slow moving inventory of $106,000. This allowance was recorded on  finished goods, primarily on   its Cohete Rum, of which the Company has sold at below cost in our fiscal third quarter.

As of January 31, 2009 and April 30, 2008 Other Current Assets consisted of the following:

	January 31, 2009	April 30, 2008
Prepaid inventory purchases	$318,736	$405,451
Prepaid insurance	-	14,994
Other	61,488	24,833
	$380,224	$445,278

5. Acquisition

On January 15, 2009 (the “Closing”), the Company acquired 90% of the capital stock  of Olifant U.S.A, Inc. (“Olifant”) , pursuant to a Stock Purchase Agreement (the “Agreement”).   Olifant has the worldwide distribution rights (other than Europe)  to Olifant Vodka and Olifant Gin which are both produced in Holland.  The transaction was accounted for as a business combination  using the purchase method of accounting under the provisions of SFAS 141.

The Company has agreed to pay the sellers $1,200,000 for its 90% interest: $300,000 in cash and Company common stock valued at $100,000 to be paid 90 days from the Closing date. The initial cash payment of $300,000 was reduced by $138,000 because Olifant’s liabilities exceeded the amount provided for in the Purchase Agreement. The Company issued a promissory note for the $800,000 balance. The promissory note is payable in four annual installments, the first payment is due one year from Closing. Each $200,000 installment is payable $100,000 in cash and Company common stock valued at $100, with the stock value based on the 30 trading days immediately prior to the installment date. The cash portion of the note accrues interest at a rate of 5% per annum. The Company will also pay contingent consideration to the sellers based on the financial performance of Olifant. The contingent consideration terminates at the later of (i) full payment of the promissory note or (ii) second year following Closing.

The Agreement also provides for “piggyback” registration rights relating to the shares issuable.

The cost of the acquisition was allocated based on management’s estimates as follows:

Cash	$17,150
Accounts receivable	87,850
Inventory	217,770
Other current assets	27,070
Trademarks and brand names	1,333,333

Total assets	1,683,173

Accounts payable	483,173

Net assets acquired	$1,200,000

Standard valuation procedures were used in determining the fair value of the acquired trademarks and brand names which were determined to have lives of 15 years.

The operating results of Olifant are reflected in the accompanying consolidated financial statements from the date of acquisition and were not material.

In connection with the acquisition the Company entered into an employment agreement with one of the sellers. The agreement is for  five years with two automatic one year extensions. The annual base compensation under the employment agreement is $132,000 with additional compensation due based on the financial performance of Olifant. In addition the Company  has agreed to issue the employee 100,000 shares of its common stock.

The following table presents unaudited pro forma information including  sales and net loss had the operations of the above described acquisition been combined with the Company’s business as of the first day of the period shown. This information has not been audited to reflect any changes in the operations subsequent to acquisition by the Company . Changes in the operations of the acquired business includes, but are not limited to , changes in trade practices, changes in distribution network, changes in marketing and promotional programs and personnel. Had any of these changes been implemented by the former management of the business acquired prior to acquisition by the Company, the sales and net income information might have been materially different than the actual results achieved and from the pro format information provided below.

	Nine months ended		Year ended
	January 31,		April 30
	2009	2008	2008

Net sales	$2,749,469	$4,058,349	$5,501,796

Net loss	(4,030,034)	(4,833,012)	(6,525,466)

Net loss per share (basic and diluted)	$(0.05)	$(0.06)	$(0.08)

Weighted average number of common shares (basic and diluted)	82,924,616	79,772,098	80,014,601

In management’s opinion, the unaudited pro forma results of operations are not indicative of the actual results that would have occurred  had the above acquisition been consumed at the beginning of the periods presented or the future operations of the combined companies under our management.

6. Other Long-term Assets

In August 2006, in connection with an agreement with one of its sales consultants the Company issued warrants to purchase 100,000 shares of Holdings common stock at an exercise price of $0.60 per share. The warrants may be exercised at any time up to five years from the date of the agreement. The Company determined, as of the grant date of the warrants, that the warrants had a value of $18,000 which was amortized over the one year benefit period of such warrants. In addition, under the terms of the agreement, the consultant received 175,000 shares of Holdings common stock which were valued at $107,000 based on the market price of the stock at the date of the agreement. The value of stock issued is being amortized over the five year life of the consulting agreement. The consultant is to receive an additional 100,000 warrants for each contract year with an exercise price to be determined by the Company’s board of directors. On August 28, 2008, the Company  issued the consultant warrants to purchase an additional 200,000 shares of the Company’s common stock at an exercise price of $0.50 per share. This issuance satisfies the Company’s requirements for the contract years ending August 2007 and 2008. Management has determined that the aggregate value of the warrants was $4,000 based on a market price of $0.28 per share of the Company stock on the date of grant. The warrants expire five years from the date of grant. The unamortized value of the stock and warrants at January 31, 2009 and April 30, 2008 was $53,478 and  $68,948 respectively.  Also, on August 28, 2008 the consultant and the Company agreed to convert $153,000 of past due consulting fees into 306,000 shares of common stock at a value of  $0.50 per share which was at a premium to the market price on date of grant.

In February 2007, the Company entered into a five year agreement with a consulting company to provide certain financial advisory services. The Company prepaid $300,000 for such services. This amount is carried as a long-term asset and is being amortized over the five year life of the agreement. At January 31, 2009 and April 30, 2008 the unamortized balance of the agreement was $180,000 and $210,647 respectively. On August 21, 2008 the Company agreed to issue the principals of the consulting company warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The warrants were issued to the principals for their role in the Company securing a strategic relationship. The warrants expire five years from the date of grant. Management has determined that the aggregate value of the warrants was $7,000 based on a market price of $0.26 per share of the Company stock on the date of grant

0n June 14, 2007, in connection with an endorsement agreement, the Company issued warrants to purchase 801,000 shares of the Company’s common stock at a price of $1.284 per share. The warrants may be exercised at any time up to June 14, 2017. The Company determined that the warrants had a value of $416,500, as of the date the warrants were granted, which is being amortized over the three year term of the endorsement agreement. The warrants have cashless exercise provisions. At January 31, 2009 and April 30, 2008, the unamortized balance was   $226,562 and $304,034 respectively. The Company has also, as partial consideration for monthly consulting services, agreed to issue to a principal of one of the entities involved in the endorsement agreement, warrants to purchase 3,000 shares of the Company’s common stock per month at the monthly average market price.  As of January 31, 2008 warrants to purchase 81,000 shares of the Company’s stock have been earned under this agreement of which a warrant for 54,000 shares has been issued at exercise prices ranging from $0.19 to $2.12 per share of common stock. The aggregate values, which are accounted for as consulting expense, of the 81,000 warrants earned aggregate $12,660. Each warrant issuance has an exercise period of 5 years.

In January 2009, the Company entered into a six month agreement  with a consulting company to provide certain financial advisory services.  As consideration for the agreement the company issued 500,000 shares of Company in January 2009. The value of the  stock, which was $120,000 on the date of grant, is being amortized over the life of the agreement.  . At January 31, 2009 the unamortized balance of the stock  was $119,205.

7. Notes and Loans Payable

Notes and loans payable consist of the following at January 31, 2009 and April 30, 2008:

	January 31, 2009	April 30, 2008
Due to RBCI(a)	$81,000	$500,000
Convertible note(b)	250,000	250,000
Revolving finance facility(c)	128,503	307,940
Olifant note(d)	1,061,764	-
	1,531,267	1,057,940
Less current portion	931,267	-

Long-term portion	$600,000	$1,057,940

(a)
On October 27, 2005, the Company acquired certain assets of Rheingold Beer (“Rheingold”) and assumed certain obligations from Rheingold Brewing Company, Inc. (“RBCI”). Holdings issued 724,638 shares of common stock with a fair value of approximately $650,000 to RBCI and assumed approximately $142,000 of their liabilities and were contractually obligated to RBCI to issue an additional $500,000; payable in Holdings common stock with a value of $350,000 and $150,000 cash, accruing no interest. The obligation due RBCI was originally due on October 27, 2006. Due to nonpayment of the balance as a result of disagreements over certain of the acquired assets and liabilities, the Company was sued by RBCI. On January 15, 2009 the Company reached a settlement with RBCI in which the Company will issue 350,000 shares of common stock in satisfaction of the to RBCI (see Note 14). Based on the value of the 350,000 shares of $91,000 in the date the agreement was reached the Company has recognized a gain on such settlement of $409,000 which is included in Other income for the nine and three months ended January 31, 2009.

(b)
In October 2006, the Company borrowed $250,000 and issued a convertible promissory note in like amount. The due date of the loan was originally extended by the Company to October 2008 from October 2007 in accordance with the terms of the original note agreement. On March 1, 2009 the note was amended to extend the due date to October 18, 2009. As of March 1, 2009, the principal amount of the amended note is $286,623, which includes the original $250,000of principal plus accrued and unpaid interest of 36,623 as of March 1, 2009. The amended note is convertible into shares of our common stock at $0.35 per share with certain anti-dilution provisions. The note bears interest at 12% per annum and is payable quarterly. At the option of the lender, interest can be paid in shares of Company common stock. Monthly principal payments of $20,000 commence June 1, 2009 with the balance paid at maturity. As consideration for extending the note the Company issued the lender 286,623 shares of Company common stock which had a value of $42,993 on March 1, 2009. During the year ended April 30, 2008 the Company issued the note holder an aggregate of 49,307 shares of Company common stock to satisfy an aggregate of $29,583 of unpaid interest accrued through October 10, 2007. In February 2008 the Company paid the note holder an additional $7,742 for interest accrued through January 10, 2008. At January 31, 2009 and April 30, 2008 accrued interest on this loan aggregated $32,397 and $9,283, respectively, which is included in accrued expenses on the accompanying balance sheets. In October 2006, connection with this borrowing, we issued warrants to purchase 250,000 shares of our common stock for $0.60 per share. These warrants are exercisable for a five-year period from the date of issuance. The Company had determined, as of the date the notes were issued, the warrants had a value of $48,000 which is being expensed over the life of the related debt. The terms of the note enables the holder to convert such security into common stock of the Company at a price of $0.60 per share, which was at a discount to the market price of the common stock at the date convertible. At issuance, the convertible note was convertible into shares of the Company's common stock with an aggregate value which exceeded the amount of proceeds allocated to the convertible note by $58,000.

(c)
In June 2006, the Company entered into a $10 million, three year, working capital revolving finance facility with Sovereign Business Capital (“Sovereign”) (formally BACC), a division of Sovereign Bank. Interest on the line of credit is prime rate plus 1.5%. At January 31, 2009 and April 30, 2008 interest was 4.75% and 6.50%, respectively. The facility is secured by a first security interest in the assets of the Company (other than those of Olifant). At January 31, 2009 and April 30, 2008, $128,503 and $307,940 respectively, was outstanding on this facility. In early December 2008 the Company was notified by the lender, Sovereign , that the lender calculated interest on the working capital line incorrectly since the inception of the line in June 2006. At October 31, 2008 the Company accrued $100,000 of interest relating to this error. On December 17, 2008 the Company modified the terms of its credit facility with Sovereign Business Capital. Pursuant to this modification the credit facility will be due April 3, 2009 rather than June 2, 2009 and in order to reduce our fees on the unutilized credit line, and to satisfy Sovereign's request, we reduced the amount we can borrow under the facility to $300,000. In consideration for the modifications the amount of the past due interest was reduced to $50,000.

In March 2009 Olifant entered into a $200,000, six month credit facility with Riviera Finance (“Riviera”). Fees accrue 1% every ten days. The facility is secured by a first security interest in the assets of Olifant.

(d)
On January 15, 2009 (the “Closing”), the Company acquired 90% of the capital stock of Olifant U.S.A, Inc. (“Olifant”) , pursuant to a Stock Purchase Agreement (the “Agreement. The Company has agreed to pay the sellers $1,200,000 for its 90% interest: $300,000 in cash and common stock valued at $100,000 to be paid 90 days from the Closing date The initial cash payment of $300,000 was reduced by $138,000 because Olifant’s liabilities exceeded the amount provided for in the Purchase Agreement. The Company issued a promissory note for the $800,000 balance. The promissory note is payable in four annual installments, the first payment is due one year from Closing. Each $200,000 installment is payable $100,000 in cash and Company stock valued at $100,000with the stock value based on the 30 trading days immediately prior to the installment date. The cash portion of the note accrues interest at a rate of 5% per annum.

8. Accrued expenses consist of the following at January 31, 2009 and April 30, 2008:

	January 31, 2009	April 30, 2008
Payroll, board compensation,
and consulting fees owed to
officers, directors and shareholders	$1,340,565	$742,567
All other payroll and consulting fees	438,818	218,413
Interest	84,176	11,339
Others	611,050	262,846
	$2,474,609	$1,235,165
9. Shareholders' Equity

On January 15, 2009 our stockholder approved the number of shares of common stock we are authorized to issue to 500,000,000 shares.

Issuances of the Company’s common stock for the 9 months ended January 31, 2009, in addition to issuance disclosed to in Note 6 were as follows:

On January 8, 2009 the Company issued 400,000 shares of its common stock in consideration for legal fees. The  aggregate value of the shares was $72,000 on the date of grant.

On  December 12, 2009 the Company’s CEO converted $10,000 of deferred compensation into 28,571 shares of  common stock at a price of $0.35 per share..

On  December 11, 2009 the Company  issued 50,000 shares of  common stock  to an employee  as a bonus for services performed. The value of the stock  issued aggregated $8000.

On December 10, 2009 the Company issued 15,664 shares of its common stock to one of its director for reimbursement of expenses.

On October 27, 2008, in order to encourage holders of warrants which we issued in our January Financing (described below) to exercise their warrants, and enabling us to decrease the number of unexercised warrants and raise short-term working capital at low cost,  the Company reduced the exercise price from $.50 to $0.20 per share of common stock for a period of 5 trading days, subject to adjustment in the event that the Company’s stock trades for $1.50 or higher (subject to adjustments for forward and reverse stock splits, recapitalizations, stock dividends, and the like after the date hereof)  for ten (10) consecutive trading days through February 28, 2009 then the exercise price  reverts to the exercise price of $.50 per share and the warrant holders must pay the Company the difference of $.30 per share, as part of this re-pricing program. Each of the investors who participated in the January Financing exercised all of the warrants issued in the private placement representing a total of 3,777,778 newly issued shares of common stock, resulting in proceeds to the Company of $755,556 less a due diligence fee paid of $70,693. We also agreed to reduce the conversion price of the preferred stock acquired by these investors in our December Financing ( described below ) from $0.50 per share of common stock to $0.35 per share. There are a total of 11,000 shares of preferred shares outstanding with a redemption value of $11,000,000 which if all the preferred stock was converted would result in the issuance of 31,428,571 shares of our common stock. One other investor, Greenwich Beverage Group LLC, who is controlled by a member of our board of directors, elected to exercise warrants for a total of 166,667 shares of common stock at $0.20 per share, which the Company reduced from $1.25, for an aggregate exercise price of $33,333 which amount is included in other current assets on the accompanying balance sheet as of January 31, 2009.

As of January 31, 2009, warrants to purchase 6,444,423 shares of Holdings common stock were outstanding, in addition to warrants previously disclosed in Notes 6 and 7,  they are as follows:

In November  2008 the Company issued  warrants to purchase 275,000  shares of its common stock in connection with a promotional agreement.  The warrants, which have an exercise price of $0.50 per share of common stock,  expire five years from the date of the agreement. Management has determined that the aggregate value of the warrants was $6,740 based on the market price of  the Company’s common stock on the date of grant.

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

In January 2009, the Company’s shareholders approved the 2008 Stock Incentive Plan (the” Plan”) which provides for awards of incentives of non-qualified stock options, stock, restricted stock and stock appreciation rights for its officers, employees, consultants and directors in order to attract and retain such individuals and to enable them  to participate in the long-term success and growth of the Company. There are 10,000,000  common shares reserved distribution under the Plan, of which 3,013,000 remain available. Stock options granted under the Plan are granted with an exercise price at or above the fair market value of the underlying common stock at the date of grant, generally vest over a four year period and expire 5 years after the grant date.

The fair value of each option  award is estimated on the date of grant using the Black-Scholes option pricing model and is affected by assumptions regarding a number of highly complex and subjective variables  including expected volatility, risk-free interest rate, expected dividends and expected term. Expected volatility is based on the historic volatility of the Company’s stock over the expected life of the option. The expected term and vesting of the option represents the estimated period of time until the exercise and is based on management’s estimates, giving consideration to the contractual term, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S . Treasury yield curve in effect at the time of grant for the expected term of the option. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. SFAS 123R, “Share Based Payment,” also requires the Company to estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent period if actual forfeitures differ from those estimates. The Company estimates forfeitures of future experience while considering its historical experience.

On March 12, 2009 the Company granted  an aggregate of 5,812,000 options under  its 2008 Stock Incentive  Plan to various employees, the directors of the Company, and to a consultant to the Company.  The exercise price of the options granted to employees  and directors was at the fair market value of the underlying common stock at the date of grant. The exercise price of the options granted to the consultant, $0.35, was above the fair market value of the underlying common stock at the date of grant. The value of the options on the date of grant was calculated using the Black-Scholes formula with the following  assumptions: risk free frate-2%, expected life of options –5 years, expected stock volatility -67%, expected dividend yield -0%. The options vest over a four or five year period and expire five years after the grant date. The cost of the options  is expected to be recognized over the vesting period of the non-vested options.

Also on March 12, 2009, the Company granted 1,175,000 shares of  its common stock under the Plan  to several of  its employees as consideration for past services they have performed for the Company. The value of the stock on the date of grant aggregated $188,000 which is  included in compensation expense  for the nine and three months ended January 31, 2009.

10. Income Taxes

No provision for taxes on income is included in the accompanying statements of operations because of the net operating losses for both the nine and three months ended January 31, 2009 and 2008. Holdings and Drinks previously filed income tax returns on a June 30 and December 31 tax year, respectively; however, both companies applied for and received a change in tax year to April 30 and file a federal income tax return on a consolidated basis. Olifant files income tax returns on a February 28 tax year. The consolidated net operating loss carry forward as of January 31, 2008 is approximately $25,000,000, available to offset future years' taxable income expiring in various years through 2028.

A valuation allowance has been provided against the entire deferred tax asset due to the uncertainty of future profitability of the Company. Management's position with respect to the likelihood of recoverability of these deferred tax assets will be evaluated each reporting period.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows for the three months ended January 31, 2009 and 2008:

	2009	2008
Statutory federal tax (benefit) rate	(34)%	(34)%
Statutory state tax (benefit) rate	(4)%	(4)%
Valuation allowance	38%	38%

Effective income tax rate	—	—

11. Related Party Transactions

Related party transactions for the nine and three months ended January  31, 2009 and 2008 are as follows:

Consulting and Marketing Fees

For each of the nine and three months ended January 31, 2009 and 2008, the Company incurred fees for services rendered related to sales and marketing payable to a limited liability company which was controlled by the Company's chairman of the board aggregating $63,000 and $21,000 respectively. As of January 31, 2009 and April 30, 2008 unpaid fees owed to the chairman's firm, aggregated $154,550 and $98,550, respectively.

In fiscal 2003 we entered into a consulting agreement with a company wholly owned by a member of the Company's board of directors. Under the agreement the consulting company is being compensated at a rate of $100,000 per annum. For each of the nine and three months ended January 31, 2009 and 2008 the Company incurred fees to the consulting company of $75,000 and $25,000 respectively.  As of January 31, 2009 and April 30, 2008 we were indebted to the consulting company in the amount of $231,248 and $156,248, respectively.

 In December 2002 the Company entered into a consulting agreement with one of its shareholders which provides for $600,000 in fees payable in five fixed increments over a period of 78 months. The Company has an informal agreement with the shareholder pursuant to which he has the option of converting all or a portion of the consulting fees owed him into shares of Holding's common stock at a conversion price to be agreed upon. For each of the nine and  three  months ended January 31, 2009 and 2008 consulting fees incurred to this shareholder aggregated $90,000 and $30000, respectively. As of January 31, 2009 and April 30, 2008 amounts owed to this shareholder aggregated $120,000 and  $30,000, respectively.

For the nine and three months ended January 31, 2009 the Company incurred marketing fees to a company controlled by the Company’s CEO of $12,375 and $0, respectively. For the nine and three months ended January 31, 2008 the Company did not incur fees to this company.

Legal Fees

For  the nine and three months ended January 31, 2009, the Company incurred legal fees payable to a member of the Company's board of directors aggregating  $21,000 and $0, respectively.  The Company did not incur fees to this director during the nine months ended January 31, 2008.

Royalty Fees

In connection with the Company's distribution and licensing agreements with its equity investee the Company incurred royalty expenses for the nine months ended January 31, 2009  and 2008 of approximately $29,000 and $52,000 respectively and for  the three months ended January 31, 2009 and 2008 of approximately $11,000 and $14,000, respectively.

Loan Payable

From July 2007 through April 2008 the Company borrowed an aggregate of $522,303 from our CEO for working capital purposes.  For the nine months ended January 31, 2009 the Company borrowed an additional $123,375 from our CEO for working capital purposes. The borrowings bear interest at 12% per annum. As of January 31, 2009, a total of $417,477 including interest has been repaid. For the nine months ended January 31, 2009 and 2008 interest accrued on this loan aggregated $29,179 and $30,139, respectively and for the three months ended January 31, 2009 and 2008, $10,349 and $14,491, respectively. As of January 31, 2009 and April 30, 2008 amounts owed to our CEO on these loans aggregated $295,179 and $232,547, respectively, including accrued interest.

12. Sales Concentration

For the nine  months ended January 31, 2009 and 2008, our largest customer accounted for 13% and  12% of our nets sales, respectively and for each of the three months ended January 31, 2009 and 2008 accounted for 16% and 19% of our net sales, respectively. For the three months ended January 31, 2009 other customers accounted for 18%, 14% and 12%, respectively  of our net sales.

13. Commitments

Lease

The Company leases office space under an operating sublease, with minimum annual rentals of $50,000 through July 31, 2009. The Company leases additional office under an operating lease that requires minimal annual rental payments of $51,600 until March 2009.

Rent expense for these leases aggregated approximately $79,000 and $74,000 for the nine months ended January 31, 2009 and 2008, respectively. Rent expense for these leases aggregated approximately $28,000 and $24,000 for the three months ended January 31, 2009 and 2008, respectively

Future minimum payments for all leases are approximately as follows:

Year Ending
April 30,	Amount
2009	$21,100
2010	12,500

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

In 2008  the Company entered into a licensing agreement with Vetrerie Bruni S.p.A. (“Bruni”), which has  the patent to the Trump Vodka bottle design. The agreement is retroactive to January 1, 2008 and calls for annual minimum royalties of $150,000. Royalties are due on a per bottle basis on bottles produced by another bottle supplier of approximately 18% of the cost of such bottles.  The agreement terminates upon the expiration of the patent or the expiration  of the Company’s license agreement with  Trump Marks LLC. At January 31, 2009 the Company has accrued $162,500 in fees due Bruni. Due to nonpayment of the outstanding  balance the  Company was sued by Bruni  (see Note 14).

14. Litigation

On or about July 19, 2006, Manhattan Beer Distributor, LLC, a wholesale distributor of beverages in the State of New York, (“MBD”) initiated litigation in the Supreme Court of the State of New York in Bronx County (Index No. 17776-2006) against the Company. Plaintiff sued for approximately $87,000 plus interest, for alleged distribution services rendered both prior and subsequent to the acquisition of certain assets related to Rheingold Beer. We have answered the complaint and have filed a cross-claim against RBCI Holdings, Inc. (“RBCI”), the entity that sold us the assets, for the portion of the complaint related to pre-acquisition services. RBCI has not filed an answer.  In January 2009 the Company reached a  settlement agreement in which  it is to pay MBD $35,000  in installments though April 2009. If the Company  fails  to make any payment a judgment will be entered against the Company and RBCI for the entire amount demanded in the complaint , $160,000.

In April 2007, RBCI filed a complaint against the Company in the U.S. District court, Southern District of N.Y. (No. 07-CV-02877). RBCI seeks $150,000 plus 525,738 shares of common stock of the Company and re-assignment of the Rheingold license in damages for an alleged breach of the Asset Purchase Agreement, related to the October 27, 2005 purchase of certain Rheingold assets. The Company  filed a motion to dismiss the complaint. The Company believes that RBCI overstated assets, understated liabilities and misrepresented revenue in connection with the asset sale. On January 15, 2009 the Company reached a settlement with RBCI in which the Company will issue 350,000 shares of common stock in satisfaction of the to RBCI (see Note 14). Based on the value of the 350,000 shares of $91,000 in the date the agreement was reached the Company has recognized a gain on such settlement of $409,000 which is included in Other income for the nine and three months ended January 31, 2009.

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

In February 2009, Vetrerie Bruni S.p.A the company which has the patent to the Trump Vodka bottle design filed a complaint against us in the U.S. District Court, Southern District of New York for alleged breach of contract and seeking $210,000 for alleged past due invoices and royalties. The Company is currently engaged in settlement negotiations and if a settlement is not reached the case will be defended.

On February 10, 2009, Dan Klores Communications (“Klores”), a public relations firm filed a complaint against us in the Supreme Court of the State of New York, New York County, Klores is seeking $33,430 for alleged non-payment of services it provided the Company. The Company is in the process of answering the complaint and defending the action. At February 29, 2009 the Company has accrued $25,000 payable to Klores.

Also in February 2009, Dow Jones Inc. filed a complaint against us in the State of Connecticut Supreme Court, Fairfield County. Dow Jones is seeking $16,112 for past due invoices relating for advertising it provided the Company. If the case cannot be resolved it will be defended. At February 29, 2009 the Company has accrued the full amount of the complaint.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of   Operations

Introduction

The following discussion and analysis summarizes the significant factors affecting (1) our consolidated results of operations for the nine and three months ended January 31 2009, compared to the nine and three months ended January 31, 2008, and (2) our liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Report, and the audited consolidated financial statements and notes included in Form 10-KSB, which Report was filed on August 4, 2008.

Nine Months Ended January 31, 2009 and 2008:

Net Sales: Net sales were $2,215,000 for the nine months ended January 31, 2009 compared to net sales of $3,344,000 for the nine months ended January 31, 2008, a decrease of 34%. The decrease is predominantly due to inventory shortfalls as a result of insufficient working capital and the resulting delay of certain shipments. Trump Super Premium Vodka sales aggregated $1,040,000 which accounted for 47% of total dollar sales for the nine months ended January 31, 2009. For the nine months ended January 31, 2008, Trump Super Premium Vodka sales aggregated $1,798,000 which accounted for 54% of total dollar sales. This represents a dollar decrease of 42%.  In addition to temporary inventory shortfalls for Trump  Super Premium Vodka,  sales of Trump for the nine months ended January 31, 2009 were also effected by  issues relating to  our California distributor which have been corrected with a change to a new distributor in that market.  The launch of Trump Super Premium Vodka in Texas in July 2007 also contributed to greater sales of Trump Super Premium Vodka for the nine months ended January 31, 2008 compared to the nine months ended January 31, 2009.  Trump sales in New Jersey have increased for the nine months ended January 31, 2009 compared to January 31, 2008 due to improved casino sales. Sales of all wine and spirits products aggregated $1,793,000 for the nine months ended January 31, 2009 compared to $2,756,000 for the nine months ended January 31, 2008. Net sales of Old Whiskey River Bourbon totaled $228,000 on 1,824 cases sold for the nine months ended January 31, 2009 compared to net sales of $363,000 on  3,119 cases sold for the nine months ended January 31, 2008. This represents a dollar decrease of 37% and a case decrease of 42%. Net sales of our Aguila Tequila aggregated $65,000 on 783 cases sold for the nine months ended January 31, 2009 compared to $90,000 on 959 cases sold for the nine months ended January 31, 2008. This represents a dollar decrease of  27% and a case increase of  18%. Net sales of our Damiana Liqueur aggregated   $116,000 on 878 cases sold for the nine months ended January 31, 2009 compared to net sales of $126,000 on 1,001 cases sold for the nine months ended January 31, 2008. This represents a dollar increase of 8% and a case increase of 12%.  Net sales of our premium imported wines totaled $259,000 on 2,448 cases sold for the nine months ended January 31, 2009 compared to net sales of $366,000 on 2,939 cases sold for the nine months ended January 31, 2008. This represents a dollar decrease of 28% and a case decrease of 7%. The percentage dollar decrease compared to case decrease was significantly greater due increased liquidation of certain closed-out wines in the current year. The Company is considering whether it should continue this product line. Net sales of our non alcoholic product, Newman’s Own sparkling fruit beverages and sparkling waters decreased to $431,000  on 50,003 cases sold for the nine months ended January 31, 2009 compared to $586,000 on 66,138 cases sold for the nine months ended January 31, 2008. This represents a dollar decrease of 26% and a case decrease of  24%. Sales of our Newmans Own products were also affected by temporary inventory shortfalls. In January 2009 the Company acquired a  90% interest in Olifant USA, Inc,  which has the worldwide rights (excluding Europe) to Olifant Vodka and gin.  Olifant Vodka and Gin, as is Trump Super Premium Vodka, produced in Holland is sold at a lower price point than Trump Super Premium Vodka and the Company’s management believes that with national distribution already in place sales of these products  will be very successful in this economic environment. In January 2009 the Company commenced sales of its Leyrat Cognac recognizing $42,000 in revenue on 220 cases sold.

Gross margin:  Exclusive of our allowance for slow moving inventory ($106,000), gross profit was $631,000 (28% of net sales) for the nine months ended January 31, 2009 a decrease of $657,000 compared to gross profit of $1,288,000 (10% of net sales) for the nine months ended January 31, 2008.  Gross margin for our wine and spirits business was 31% percent for the nine months ended January 31, 2009 compared to 42 % for the prior year. Gross margin for our non alcoholic business was 19% for the nine months ended January 31, 2009 compared to 20% for the nine months ended January 31, 2008.  Although we have increased the selling price of our Newmans’ Own products  the decrease in margin is the result of  the sale of  sparkling waters at below cost in order to deplete certain inventory. The gross profit margin of our non alcoholic Newman’s Own products is expected to improve with the implementation of alternate packaging which will lead to lower product costs. Gross margin of our wines decreased to 13% for the nine months ended January 31, 2009 from 28% for the nine months ended January 31, 2008. This decrease is the direct result of the aforementioned close-out of certain wines in the current year. Gross margin of Trump Super Premium Vodka, decreased to 33% for the nine months ended January 31, 2009 compared to46 % for the nine months ended January 31, 2008. The gross margin decrease is largely due to a decrease in the percentage of direct sales which leads to increased direct costs such as excise taxes and freight, price competition, and a greater amount of sales to our distributor in “controlled” states for which we generally recognize lower margins.  For the nine months ended January 31, 2009 the Company recorded a loss  for Cohete Rum as  the Company has liquidated the inventory and terminate the brand.

Selling, general and administrative: Selling, general and administrative expenses totaled $4,367,000 for the nine months ended January 31, 2009, compared to $5,817,000 for the nine months ended January 31, 2008, a decrease of r 25%. Total selling and marketing costs aggregated $1,800,000 for the nine months ended January 31, 2009 compared to $2,800,000 for the nine months ended January 31, 2008. The decrease in selling and marketing expenses is due to the overall decreased marketing spend on Trump Super Premium Vodka to a normalized level as sales promotions for Trump Vodka have become more targeted.  General and administrative expenses aggregated $2,567,000 for the nine months ended January 31, 2009 compared to $3,017,000 for the nine months ended January 31, 2008.  Professional fees, including legal fees have decreased from the prior year and travel related expenses have also decreased for the nine months ended January 31, 2009 compared to the nine months ended January 31, 2008. For the nine months ended January 2009 we recognized a non-cash charge of $220,000 relating to stock bonuses to certain employees of the Company for services they have provided.

Other Income (expense): Interest expense totaled   $123,000  for the nine months ended January 31, 2009 compared to expense of $144,000 for the nine months ended January 31, 2008 In early  December 2008 the Company was notified by  its  lender, Sovereign , that the lender calculated interest on the working capital line incorrectly since the inception of the line in June 2006.  At October 31, 2008 the Company accrued $100,000 of interest relating to this error. On December 17, 2008 the Company modified the terms of its credit facility with Sovereign Business Capital. Pursuant to this modification the credit facility will be due April 3, 2009 rather than June 2, 2009 and in order to reduce our fees on the unutilized credit line, in addition to Sovereign's request, we changed the amount we can borrow to $300,000. The amount of the past due interest was reduced to $50,000. For the nine months ended January 31, 2009 other income aggregated $409,000 which is the result of the Company’s settlement with RBCI Holdings, Inc. The Company issued 350,000 shares of Company stock full consideration of a note payable to RBCI for $500,000. The value of the shares on the settlement date was $91,000.

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

Three Months Ended January 31, 2009 and 2008:

Net Sales: Net sales were $565,000 for the three months ended January 31, 2009 compared to net sales of $561,000 for the three months ended January 31, 2008, an increase of 2%. Trump Super Premium Vodka sales aggregated $243,000 which accounted for 43% of total dollar sales for the three months ended January 31, 2009. For the three months ended January 31, 2008, Trump Super Premium Vodka sales aggregated $ 246,000 which accounted for 44% of total dollar sales. Sales of all wine and spirits products aggregated $434,000 for the three months ended January 31, 2009 compared to $501,000 for the three months ended January 31, 2008. Net sales of Old Whiskey River Bourbon totaled $86,000 on 714 cases sold for the three months ended January 31, 2009 compared to net sales of $133,000 on 1,317 cases sold for the three months ended January 31, 2008. This represents a dollar decrease of 35% and a case decrease of 46%. Net sales of our Aquila Tequila aggregated $ 21,000 on 250 cases sold for the three months ended January 31, 2009 compared to $56,000 on 551 cases sold for the three months ended January 31, 2008. This represents a dollar increase of 63% and a case increase of 55%. Net sales of our Damiana Liqueur aggregated $7,000 on 53 cases sold for the three months ended January 31, 2009 compared to net sales of $40,000 on 311 cases sold for the three months ended January 31, 2008. This represents a dollar decrease of 82% and a case decrease of 83%.  Our Old Whiskey, Aguila and Damaina brands were affected by inventory shortfalls during the three months ended January 31, 2009. Net sales of our premium imported wines totaled $3,000 on 55 cases sold for the three months ended January 31, 2009 compared to net sales of $27,000 on 350 cases sold for the three months ended January 31, 2008. This represents a dollar decrease of 91% and a case decrease of 86%. Net sales of our non alcoholic product, Newman’s Own sparkling fruit beverages and sparkling waters increased to $131,000 on 15,502 cases sold for the three months ended January 31, 2009 compared to $84,000 on 10,281 cases sold for the three months ended January 31, 2008. This represents a dollar increase of 56% and a case increase of 51%.

Gross margin:  Gross profit was $145,000 (26% of net sales) for the three months ended January 31, 2009 a decrease of $72,000 compared to gross profit of $217,000 (39.6% of net sales) for the three months ended January 31, 2008.  Excluding our sales of  our Cohete Rum which has been discontinued , gross margin for our wine and spirits business was 32% percent for the three months ended January 31, 2009 compared to 40% for the prior year. Gross margin for our non alcoholic business was 18% for the three months ended January 31, 2009  compared to 26% for the three months ended January 31, 2008.  The decrease in gross margin for our Newmans’ Own products is the result of the selling of remaining cases at below. Gross margin of our wines decreased to 0% for the three months ended January 31, 2009 from 6% for the three months ended January 31, 2008. Both periods were effected by sales of a large portion of the Company’s wines at a deep discount.  Gross margin of Trump Super Premium Vodka, decreased to 33% for the three months ended January 31, 2009 compared to 38% for the three months ended January 31, 2008. The gross margin decrease is largely due to a decrease in the percentage of direct sales which leads to increased direct costs such as excise taxes and freight and price support for Trump Super Premium Vodka necessary in order to achieve competitive pricing.

Selling, general and administrative: Selling, general and administrative expenses totaled $1,660,000 for the three months ended January 31, 2009, compared to $1,812,000 for the three months ended January 31, 2008, a decrease of $152,000 or 8%. Total selling and marketing costs aggregated $630,000 for the three months ended January 31, 2009 compared to $760,000 for the three months ended January 31, 2008. The decrease in selling and marketing expenses is due to the overall decreased marketing spend on Trump Super Premium Vodka to a normalized level as sales promotions for Trump Vodka have become more targeted.  General and administrative expenses aggregated $900,000 for the three months ended January 31, 2009 compared to $1,021,000 for the three months ended January 31, 2008.  Professional fees, including accounting and legal fees have decreased from the prior year and travel related expenses have also decreased for the three months ended January 31, 2009 compared to the three months ended January 31, 2008.

Other Income (expense): Excluding the $50,000 of  income recognized as the result of the settlement with the Company’s lender, Sovereign, interest expense totaled $15,371 for the three months ended January 31, 2009 compared to $27,939 for the three months ended January 31, 2008. For the three months ended January 31, 2009 Other income aggregated $409,000 which is the result of the Company’s settlement with RBCI Holdings, Inc. The Company issued 350,000 shares of Company stock full consideration of a note payable to RBCI for $500,000. The value of the shares on the settlement date was $91,000.

Income Taxes: We have incurred substantial net losses from our inception and as a result, have not incurred any income tax liabilities. Our federal net operating loss carry forward is approximately $25,000,000, which we can use to reduce taxable earnings in the future. No income tax benefits were recognized in fiscal 2009 and 2008 as we have provided valuation reserves against the full amount of the future carry forward tax loss benefit. We will evaluate the reserve every reporting period and recognize the benefits when realization is reasonably assured.

Impact of Inflation

Although management expects that our operations will be influenced by general economic conditions we do not believe that inflation has had a material effect on our results of operations.

Financial Liquidity and Capital Resources

Although our working capital position was initially improved as a result of  the exercise of warrants to acquire our common stock  pursuant to our October 2008 warrant re-pricing and our December 2007 Private Placement of our preferred stock, our business continues to be effected by insufficient working capital. We will need to continue to carefully manage our working capital and our business decisions will continue to be influenced by our working capital requirements. Lack of liquidity continues to negatively affect our business and curtail the execution of our business plan.

We have experienced net losses and negative cash flows from operations and investing activities since our inception in 2003. Net losses for the nine months ended January 31, 2009 and 2008 were $3,555,000 and $4,671,000, respectively. Cash used in operating activities for the nine months ended January 31, 2009 and 2008 was $705,000 and $2,863,000, respectively. We have to date funded our operations predominantly through bank borrowings, loans from shareholders and investors, and proceeds from the sale of our common stock, preferred stock, and warrants. For the nine months ended January 31, 2009 and 2008 net cash provided by financing activities totaled $576,000 and $2,877,000, respectively.

In March 2009 Olifant  entered into a $200,000, six month  credit facility with Riviera Finance (“Riviera”).  Fees accrue 1% every ten days. The facility is secured by a first security interest in the assets of  Olifant.

In October 2006, the Company borrowed $250,000 and issued a convertible promissory note in like amount. The due date of the loan was originally extended by the Company to October 2008 from October 2007 in accordance with the terms of the original note agreement. On March 1, 2009 the note was amended to extend the due date to October 18, 2009.  The principal amount of the amended note is $286,623, which includes the original $250,000of principal plus accrued and unpaid interest of 36,623 as of March 1, 2009. The amended note is convertible into shares of our common stock at $0.35 per share with certain anti-dilution provisions. The note bears interest at 12% per annum and is payable quarterly. At the option of the lender, interest can be paid in shares of Company common stock. Monthly principal payments of $20,000 commence June 1, 2009 with the balance paid at maturity.

On October 27, 2005, the Company acquired certain assets of Rheingold Beer (“Rheingold”) and assumed certain obligations from Rheingold Brewing Company, Inc. (“RBCI”). Holdings issued 724,638 shares of common stock with a fair value of approximately $650,000 to RBCI and assumed approximately $142,000 of their liabilities and are contractually obligated to RBCI to issue an additional $500,000; payable in Holdings common stock with a value of $350,000 and $150,000 cash, accruing no interest. The obligation due RBCI was originally due on October 27, 2006. Due to nonpayment of the balance as a result of disagreements over certain of the acquired assets and liabilities, the Company was sued by RBCI. On January 15, 2009 the Company reached a settlement with RBCI in which it will issue 350,000 shares of common stock in satisfaction of the note.

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

From July 2007 through April 2008 the Company borrowed an aggregate of $522,303 from our CEO for working capital purposes.  For the nine months ended January 31, 2009 the Company borrowed an additional $123,375 from our CEO for working capital purposes. The borrowings bear interest at 12% per annum. As of January 31, 2009, a total of  $417,477  including interest has been repaid. For the nine months ended January 31, 2009 and 2008 interest accrued on this loan aggregated $29,179  and $30,139, respectively and for the three months ended January 31, 2009 and 2008, $10,349 and $14,491, respectively. As of January 31, 2009 and April 30, 2008 amounts owed to our CEO on these loans aggregated $295,179 and $232,547, respectively, including accrued interest.

In June 2006, the Company entered into a $10 million, three year, working capital revolving finance facility with Sovereign Business Capital (“Sovereign”) (formally BACC), a division of Sovereign Bank. Interest on the line of credit is prime rate plus 1.5%.  At January 31, 2009 and April 30, 2008 interest was a4.75 and 6.50%, respectively. The facility is secured by a first security interest in the assets of the Company (other than those of Olifant). At January 31, 2009 and April 30, 2008, $128,503 and $307,940 respectively, was outstanding on this facility. In early  December 2008 the Company was notified by the lender, Sovereign , that the lender calculated interest on the working capital line incorrectly since the inception of the line in June 2006.  At October 31, 2008 the Company accrued $100,000 of interest relating to this error. On December 17, 2008 the Company  modified  the terms of its credit facility with Sovereign Business Capital. Pursuant to this modification the credit facility will be due April 3, 2009 rather than June 2, 2009 and in order to reduce our fees on the unutilized credit line, and to satisfy Sovereign's request, we reduced the amount we can borrow under the facility to $300,000. In consideration for the modifications the amount of the past due interest was reduced to $50,000.

  ROYALTIES/LICENSING AGREEMENTS

In 2008  the Company entered into a licensing agreement with Vetrerie Bruni S.p.A. (“Bruni”), which has  the patent to the Trump Vodka bottle design. The agreement is retroactive to January 1, 2008 and calls for annual minimum royalties of $150,000. Royalties are due on a per bottle basis on bottles produced by another bottle supplier of approximately 18% of the cost of such bottles.  The agreement terminates upon the expiration of the patent or the expiration of the Company’s license agreement with Trump Marks

In November 2005, the Company entered into an eight-year license agreement for sales of Trump Super Premium Vodka. Under the agreement.

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

OTHER AGREEMENTS

In fiscal 2003 we entered into a consulting agreement with a company, Marvin Traub & Associates (“MTA”), owned 100% by Marvin Traub, a member of the Board of Directors. Under the agreement, MTA is being compensated at the rate of $100,000 per annum. As of January  31, 2009, we were indebted to MTA in the amount of $231,248.

In December 2002, we entered into a consulting agreement with Mr. Shep Gordon which provides for payment of $120,000 per year to Mr. Gordon, payable through June 2009. As of January 31, 2009, the aggregate amount owed to Mr. Gordon was $120,000. We have an informal understanding with Mr. Gordon pursuant to which he can convert all or a portion of the consulting fees which we owe to him into shares of our common stock at a conversion price negotiated from time to time.

Since we were founded in 2002, the implementation of our business plan has been negatively affected by insufficient working capital. Business judgments have been substantially affected by the availability of working capital. Although our working capital position and our cash balance was initially improved as a result of our  October 2008 Warrant Re-pricing Program and our December and January, 2007 private placement of our common stock, preferred stock and warrants, our business continues to be effected by insufficient working capital. We will need to continue to carefully manage our working capital and our business decisions will continue to be influenced by our working capital requirements. Therefore, our short term business strategy will rely heavily on our cost efficient icon brand strategy and the resources available to us from our media and entertainment partners We will continue to focus on those of our products which we believe will provide the greatest return per dollar of investment with the expectation that as a result of increases in sales and the resulting improvement in our working capital position, we will be able to focus on those products for which market acceptance might require greater investments of time and resources. To  that end, our short-term focus, for beer and spirits,  will be on Trump Super Premium Vodka, Old Whiskey River Bourbon, Damiana, Aquila Tequila, and in association with our recent joint venture with music icon  Dr. Dre, a super premium cognac and unique sparkling vodka and our recent joint venture with music icon Kid Rock,  a domestic beer. For the non-alcoholic beverages Newman’s Own lightly sparkling fruit juice drinks and waters. In order for us to continue and grow our business, we will need additional financing which may take the form of equity or debt. There can be no assurance we will be able to secure the financing we require, and if we are unable to secure the financing we need, we may be unable to continue our operations. We anticipate that increased sales revenues will help to some extent, but we will need to obtain funds from equity or debt offerings, and/or from a new or expanded credit facility. In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected.

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

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2009 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2008, our Chief Executive Officer, who also is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be declared by us in reports that we file with or submit to the SEC is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2009  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

On or about July 19, 2006, Manhattan Beer Distributor, LLC, a wholesale distributor of beverages in the State of New York, (“MBD”) initiated litigation in the Supreme Court of the State of New York in Bronx County (Index No. 17776-2006) against the Company. Plaintiff sued for approximately $87,000 plus interest, for alleged distribution services rendered both prior and subsequent to the acquisition of certain assets related to Rheingold Beer. We have answered the complaint and have filed a cross-claim against RBCI Holdings, Inc. (“RBCI”), the entity that sold us the assets, for the portion of the complaint related to pre-acquisition services. RBCI has not filed an answer.  In January 2009 the Company reached a  settlement agreement in which  it is to pay MBD $35,000  in installments though April 2009. If the Company  fails  to make any payment a judgment will be entered against the Company and RBCI for the entire amount demanded in the complaint , $160,000.

In April 2007, RBCI filed a complaint against the Company in the U.S. District court, Southern District of N.Y. (No. 07-CV-02877). RBCI seeks $150,000 plus 525,738 shares of common stock of the Company and re-assignment of the Rheingold license in damages for an alleged breach of the Asset Purchase Agreement, related to the October 27, 2005 purchase of certain Rheingold assets. The Company  filed a motion to dismiss the complaint. The Company believes that RBCI overstated assets, understated liabilities and misrepresented revenue in connection with the asset sale.   On January 15, 2009 the Company reached a settlement  with RBCI  in which the Company will issue 350,000 shares of common stock in satisfaction of the to RBCI (see Note 14). Based on the value of  the 350,000 shares of $91,000 in the date the agreement was reached  the Company has recognized a gain on such settlement of $409,000 which is included in Other income for the nine and three months ended January 31, 2009.

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

In February 2009, Vetrerie Bruni S.p.A the company which has the patent to the Trump Vodka bottle design filed a complaint against us in the U.S. District Court, Southern District of New York for alleged breach of contract and seeking $210,000 for alleged past due invoices and royalties. The Company is currently engaged in settlement negotiations and if a settlement is not reached the case will be defended.

On February 10, 2009, Dan Klores Communications (“Klores”), a public relations firm filed a complaint against us in the Supreme Court of the State of New York, New York County, Klores is seeking $33,430 for alleged non-payment of services it provided the Company. The Company is in the process of answering the complaint and defending the action. At February 29, 2009 the Company has accrued $25,000 payable to Klores.

Also in February 2009, Dow Jones Inc. filed a complaint against us in the State of Connecticut Supreme Court, Fairfield County. Dow Jones is seeking $16,112 for past due invoices relating for advertising it provided the Company. If the case cannot be resolved it will be defended. At February 29, 2009 the Company has accrued the full amount of the complaint.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-KSB for the year ended April 30, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2009 we issued 350,000 shares of Company stock in consideration for settlement of a Note Payable in the amount of $500,000.

On March 12, 2009 the Company granted  an aggregate of 5,812,000 options under  its 2008 Stock Incentive  Plan to various employees, the directors of the Company, and to a consultant to the Company.

Also on March 12, 2009 the Company granted 1,175,000 shares of  its common stock under the Plan  to several of  its employees as consideration for past services they have performed for the Company.

On March 1, 2009  as consideration for extending a note the Company issued the lender  286,623 shares of Company common  stock.

On January 15, 2009 our stockholder approved the number of shares of common stock we are authorized to issue to 500,000,000 shares.

On January 8, 2009 the Company issued 400,000 shares of its common stock in consideration for legal fees. The  aggregate value of the shares was $72,000 on the date of grant.

In January 2009, the Company entered into a six month agreement  with a consulting company to provide certain financial advisory services.  As consideration for the agreement the company issued 500,000 shares of Company in January 2009.

On  December 12, 2009 the Company’s CEO converted $10,000 of deferred compensation into $28,571 shares of  common stock at a price of $0.35 per share..

On  December 11, 2009 the Company  issued 50,000 shares of  common stock  to an employee  as a bonus for services performed. The value of the stock  issued aggregated $8000.

On December 10, 2009 the Company issued 15,664 shares of its common stock to one of its director for reimbursement of expenses.

In November  2008 the Company issued  warrants to purchase 275,000  shares of its common stock in connection with a promotional agreement.  The warrants, which have an exercise price of $0.50 per share of common stock,  expire five years from the date of the agreement.

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

Item  3.  Defaults Upon Senior Securities

None

Item  4.  Submission of Matters to a Vote of Security Holders

None6

Item  5.  Other Information

None

Item  6.  Exhibits

31.1	Certification of J. Patrick Kenny, President and Chief Executive Officer

31.2	Certification of Jeffrey Daub, Chief Financial Officer

32.1	Certification of J. Patrick Kenny, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Jeffrey Daub, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

99.05	Financial statements for business acquired
(a)	Olifant USA, Inc. - Audited financial statements for the year ended February 29, 2008
(b)	Olifant USA, Inc. - Unaudited financial statements for the nine months ended November 30, 2008 and 2007

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

March 23 , 2009

DRINKS AMERICAS HOLDINGS, LTD.

By:	/s/ J. Patrick Kenny
J. Patrick Kenny President and Chief Executive Officer

By:	/s/ Jeffrey Daub
Jeffrey Daub Chief Financial Officer