Form 10-K
period 2009-04-30
DRINKS AMERICAS HOLDINGS, LTD
filed 2009-08-13
CIK 873540

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the fiscal year ended April 30, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐  No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value held by non-affiliates of the registrant based  on the October 31, 2008 closing price was approximately $14,827,622 . The registrant had 94,016,716 shares of common stock outstanding at July 31, 2009.

DOCUMENTS INCORPORPORATED BY REFERENCE

None

DRINKS AMERICAS HOLDINGS, LTD.

FORM 10-K

Table of Contents

Explanatory Note

Unless otherwise indicated or the context otherwise requires, all references below in this Report on Form 10-K to the "Company", "us", "our" and "we" refer to (i) Drinks Americas Holdings, Ltd. (ii) our 100% owned Delaware subsidiary, Drinks Americas, Inc., (iii) our 100% owned Delaware limited liability company, Maxmillian Mixers, LLC, (iv) our 90% owned New York limited liability company, Drinks Global Imports, LLC,  (v) our 100% owned New York Limited Liability Company, DT Drinks, LLC. and 90% owned Connecticut subsidiary, Olifant U.S.A, Inc. (which we acquired on January 15, 2009)

Cautionary Notice Regarding Forward Looking Statements

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

As for the forward-looking statements that relate to future financial results and other projections, actual results will be different due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than projected. Given these uncertainties, you should not place any reliance on these forward-looking statements. These forward-looking statements also represent our estimates and assumptions only as of the date that they were made. We expressly disclaim a duty to provide updates to these forward-looking statements, and the estimates and assumptions associated with them, after the date of this filing to reflect events or changes in circumstances or changes in expectations or the occurrence of anticipated events

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures we make in our Form 10-K, Forms 10-Q and Forms 8-K reports to the SEC. Also note that we provide a cautionary discussion of risk and uncertainties under the caption "Risk Factors" in this report. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

PART 1

ITEM 1.  BUSINESS

HISTORY OF COMPANY

As of March 9, 2005, the shareholders of Drinks America, Inc. ("DA"), acquired control of Gourmet Group, which had become a Delaware corporation and changed its name to Drinks Americas Holdings, Ltd. Prior to entering into this share exchange, as Gourmet Group, Inc. ("Gourmet Group"), we were a company pursuing the acquisition of various operating businesses since our sale of Jardine Foods, Inc., our previous operating entity, in May 2002. As described below, as of March 9, 2005, DA’s  shareholders acquired approximately 87% of Gourmet Group's common stock in exchange for all of DA's outstanding common shares and DA’s business.

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

We have assembled, and will attempt to continue to assemble, our premium brands, on a "low cost" basis. We believe acquisition of mid-sized brands and single trademark companies can be accomplished at extremely efficient "price multiples" in relation to their existing volume. We are willing to develop these brands with their original owners on a cooperative economic basis and share with them marketing, production, distribution contacts and other relationships and the sophistication of our management team. We believe that the "skill-set" of our management team is a primary asset in the development of our acquired brands and trademarks. We have acquired products or trademarks from, or entered into ventures with, partners such as Trump Marks LLC, Kid Rock, Willie Nelson, Bo Dietl, Dr. Dre, Wynn Starr Flavors, Inc., Old Whiskey River, LLC, DAS Communications, Interscope Geffen A&M, Rheingold Beer, Newman's Own, Inc., Paul Newman's Beverages, Marvin Traub Associates,. and Damiana S.A. Several of the brands that we have acquired have the strategic advantage of association with "icon" entertainers which provide us efficient promotion and marketing opportunities. We believe the public relations impact of our association with these icons and the resulting media opportunities cuts across electronic, social media and print media formats and delivers an exponential impact in building brand awareness and consumer excitement. Moreover, our focus is primarily on premium high margin, unique premium priced goods.

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

Our major alcoholic beverages are:

Olifant Vodka, which is manufactured at the Wenneker Distillery in Holland where it has been manufactured since 1841, was rated by the New York Times as the second best Vodka in the world; Trump Super Premium Vodka, produced in Holland, a product developed by master distiller Jacques de Lat which was awarded a Four Star Highly Recommended Rating from Paul Pacult in a respected spirits journal and received a “90-95”, “Superb Highly Recommended” rating from the respected Wine Enthusiast Magazine in its March 2008 Buying Guide issue; Trump Flavored Vodka, , crafted at the Wanders Distillery in Holland, is comprised of Trump Premium Citron, Grape, Orange, and Raspberry, distilled with all natural fruit flavors combined with the award-winning Trump Super Premium Vodka with Trump Grape Vodka receiving Best in Show Platinum Medal at the prestigious World Spirits and Beverage Competition  in Geneva Switzerland; Old Whiskey River Bourbon (R), an award winning small batch 6 year old bourbon (sometimes referred to in this Report as "Old Whiskey River "); Aguila Tequila, a 100% tequiliana weber blue agave reposado tequila (sometimes referred to in this Report as "Aguila"); Damiana, a Mexican liqueur made from the Damiana root and at times given in Mexican culture as a wedding gift because of its perceived aphrodisiac characteristics; In addition, the Company imports Leyrat Estate Bottled Cognac from the 200 year old distillery in Cognac in association with Grammy Award winning artist and producer Dr Dre and Interscope Records , As part of our joint venture with Kid Rock the Company has formed “American Badass Beer Company” and will soon launch Kid Rock’s Badass American Lager.

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

Key elements of our business strategy include: creating consumer awareness and demand for our brands utilizing our icon brand strategy and the demonstrated ability of celebrities to generate public relations and promotional brand marketing activity at low cost; promoting our relationships with Interscope Records. Donald Trump and Willie Nelson as well as additional entertainers introduced to us through the relationships we have developed with Interscope Geffen A&M, of Universal Music Group including Dr. Dre and Kid Rock; capitalizing on our distribution relationships with key distributors such as Phoenix Beehive, which distributes Heineken beer in metro New York and targeting other key distribution relationships such as Charmer Florida, Johnson Brothers nationally and other key relationships.

Since we were founded in 2002, the implementation of our business plan has been negatively effected by the limited amount of working capital available to us Our working capital position improved as a result of our June 2009 Debt Financing and October 2008 Warrant Re-Pricing. We will continue to carefully manage our working capital and focus on our celebrity and icon brand strategy relying on public relations and strategically leveraging our marketing and production partners’ resources and notoriety in order to implement our growth strategy while also focusing on our current brand portfolio.

ALCOHOLIC BEVERAGE DISTRIBUTION

We have a network of approximately 50 alcohol beverage distributors covering substantially all of the states within the United States. Our distributors buy our products from us for resale. We believe our most important distribution relationships include Phoenix Beehive the metro New York Heineken Beer distributor, Republic Beverage Co. and  F.P. Winner . We believe our products are given greater priority by many of our  distributors than they would be given by larger spirits and wine distributors which sell a substantially larger number of premium spirits. Phoenix Beverages, Republic Beverage Co and F.P. Winner., alcohol distributors, including affiliates, accounted for approximately 15.6% , 6.8% and 8.9%, respectively, of our sales in fiscal 2009.

BEER, WINE AND SPIRITS INDUSTRY OVERVIEW

The United States beverage alcohol market consists of three distinct segments:

Beer, wine and distilled spirits. Distilled spirits consist of three primary categories: white goods, whiskey and specialties. White goods, consisting of vodka, rum, gin and tequila, represents the largest category. Vodka is the largest product within the distilled spirits. Despite a slowing economy, the distilled spirits industry chartered its ninth  consecutive year of growth in 2008, with sales increasing 2.8 percent, totaling $18.7 billion , and volume rising 1.6  percent. While the segment’s growth slowed considerable from  last year’s 5.6 percent revenue gain, the spirits industry has proven its resilience in the face of challenging economic times. Spirits also managed to hold onto its 33 percent market  share of the total beverage alcoholic category.  Significant consolidation in the global spirits industry has produced five primary large competitors: Diageo, Allied Domecq, Pernod Ricard, Brown-Forman and Bacardi & Company, Ltd.

The overall beer category’s growth slowed in 2008 most likely due to the faltering economy which may have bolstered the lower-price beer segments. Light beers and economy beers, which had been taking a hit, saw improvement in 2008. The domestic beer market was up 0.5 percent by volume, down from 2007’s 1.5 percent growth and 2006’s 2.2 percent gain.  Total domestic beer was up 1.1 percent. Imports continued to decline dropping 3 percent, due to pricing and the weak economy.  The past year  the segment saw massive change due to global consolidation lead by Belgium based InBev’s acquisition of US brewing giant Anheuser-Busch,  as well as SABMiller and Coors Brewing also forming a joint venture.

PRODUCTS, ACQUISTIONS AND ALLIANCES

CELEBRITY AND ICON BASED BRANDS

We are executing a "celebrity and icon" based brand strategy, which we believe will enhance consumer acceptance, lower ongoing marketing costs and strengthen our access to distribution channels. We have entered into several  ventures with icon entertainers. Our business model leverages consumer identification with these iconic personalities, leveraging social media platforms to quickly and effectively communicating  a brand message. We believe the public relations impact of our association with these icons and the resulting media opportunities cuts across electronic and print media formats and delivers an exponential impact in building brand awareness and consumer excitement.

ALCOHOLIC BEVERAGE PRODUCTS

The alcoholic products distributed by the Company are Olifant Vodka, Trump Super Premium Vodka, Trump flavored vodka, Old Whiskey River Bourbon, Aguila Tequila, Damiana, Leyrat Cognac,  and  the most recently introduced, Kid Rock’s American BadAss Beer.

In June 2009, in partnership with Kid Rock, the Company formed a limited  liability company (LLC) in which it is has a 50% interest and is the managing member. The LLC has the license rights to distribute Kid Rock’s BadAss Beer on a worldwide basis for a term of five years commencing the earlier of,  90 days from the date of  the agreement or when the product is first sold,  with an option to renew for an additional five years.

On January 15, 2009, the Company acquired 90% of the capital stock  of Olifant U.S.A, Inc. (“Olifant”) , Olifant has the worldwide distribution rights (other than Europe)  to Olifant Vodka and Olifant Gin which are both produced in Holland. Olifant Vodka made purely from hand selected Dutch grains, is triple distilled in small batches in the distillery’s original copper potstills and aged for a smooth refreshing finish that is world class.  It is an award-winning spirit with great quality and taste at a price point that is economically attractive in today’s retail environment This summer, the Company launched the “Blazed and Confused Olifant Vodka Tour”  with Snoop Dog and Slightly Stoopid which sold out in 32 cities nationwide and exposed over 100,000 consumers to Olifant Vodka’s “Summer Party”

In February 2008 we entered into a joint venture with Grammy Award-winning producer and artist, Dr. Dre. The Company and Dr. Dre have formed the joint venture to identify, develop, and market premium alcoholic beverages, The deal is under the umbrella of the agreement between the Company and Interscope Geffen A&M Records.  Our Leyrat Cognac is the joint ventures’ first beverage. In January 2009 the Company launched its Leyrat Estate Bottled Cognac which it imports from a 200 year old distillery in Cognac France. The Company granted 10% of its 50% interest in the brand to the producer of the product , leaving us with a 45% interest, in return for the rights to distribute the product in the United States. The Company has 5% of the rights for the brand in Europe.

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

In October 2005, we acquired ownership of a long-term license for (188 years) for the Rheingold trademark and other assets related to the Rheingold brand. We believe Rheingold has a significant brand identity and awareness level within the Metro New York and east coast markets. We believe this brand has the potential to be an integral component of our Metro New York distribution base and  with the commencement of our Kid Rock beer, more cost effective  to produce and distribute.  At this time, we have no specific launch date and the roll-out of this product will depend on our working capital position and the projected return on the marketing investment required to launch this product.

In fiscal 2005, we formed Drinks Global Imports, LLC ("DGI"), in which we own 90% of the outstanding membership units. This company imports premium wines from around the world, and has to date focused on wines from France and Italy. DGI commenced operations in September, 2005. As a result of the Company’s strategy to focus on our more profitable sprits brands and beer  business with the impending launch of Kid Rock’s Beer the Company expects to have only a very limited business in wine on an opportunistic basis.

In November 2005, we signed a license agreement with Trump Mark, LLC to utilize the name Trump, until November 15, 2013, in connection with super premium vodka. The formula for this product was developed by master distiller Jacq DeLac. Bruni Glass, Italy, designed a proprietary bottle for Trump Super Premium Vodka and Milton Glaser designed a bottle decoration. The product was unveiled at the 2006 Wine and Spirits Wholesalers convention. We launched Trump Super Premium Vodka on October 28, 2006 in the metro New York market. We subsequently expanded distribution to 46 states. The product has been sold through several key distributors including Phoenix Distribution. Trump Super Premium Vodka was  awarded a Four Star Highly Recommended Rating from Paul Pacult in a respected spirits journal and received a “90-95”, “Superb Highly Recommended” rating from the respected Wine Enthusiast Magazine in its March 2008 Buying Guide issue; Trump Flavored Vodka, which we began selling in February 2008, are crafted at the Wanders Distillery in Holland, is comprised of Trump Premium Citron, Grape, Orange, and Raspberry, distilled with all natural fruit flavors combined with the award-winning Trump Super Premium Vodka with Trump Grape Vodka receiving Best in Show Platinum Medal at the prestigious World Spirits and Beverage Competition  in Geneva Switzerland.

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

We have entered into agreements with DAS Communications, Ltd. and Shep Gordon of Alive Enterprises. Both David Sonenberg, who controls DAS Communications, Ltd., and Shep Gordon are our shareholders. We have also entered into a joint venture (50% each) with Interscope Geffen A&M, of Universal Music Group, to commercialize and market jointly owned alcoholic and non alcoholic beverage products in collaboration with artists under contract with Interscope Geffen A&M. The collaboration with Interscope has resulted in our agreement with the Grammy award winning producer and artist, Dr. Dre . We believe that these persons can provide access to entertainment personalities and will help us to develop and access unique marketing and promotional opportunities in spirits and beverages. Our relationship with Shep Gordon has resulted in agreements with country music "icon" Willie Nelson and access to various culinary icons and introductions to other promotional resources.  Although   our agreement with Mr. Gordon, which we entered into in December 2002,   terminated in June 2009 we believe he will continue to be an advisor to the Company.

TRADEMARK DEVELOPMENT RESOURCES

In March 2002, we entered into a consulting agreement with Marvin Traub, former Chief Executive Officer of the Bloomingdales' department store chain, and an expert in trademark development. Mr. Traub provides ongoing advice and marketing expertise to us pursuant to us under this agreement. He also serves on our Board of Directors.

MARKETING, SALES AND DISTRIBUTION

MARKETING

Our marketing plan is based upon our strategy of icon branding. We successfully launched Trump Super Premium Vodka by using the public relations activity across numerous media platforms to generate a high level of brand awareness and consumer interest. This model has also been used for Old Whiskey River Bourbon and Paul Newmans Sparkling Fruit Beverages and now for our Olifant Vodka and Kid Rock’s BadAss Beer. Our marketing and pricing policies and programs take into consideration competitors' prices and our perception of what a consumer is willing to pay for the particular brand and product in the retail environment. Our goal is to competitively price our products with the other comparable premium brands and provide a higher quality product at the selected price points. We believe our Icon strategy supports category premium pricing.

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

DISTRIBUTION

We sell the majority of our products through our distribution network, and we currently have relationships with approximately 75 independent distributors throughout North America. Our policy is to grant our distributors rights to sell particular brands within a defined territory. Our distributors buy our products from us for resale. We believe that substantially all of our distributors also carry beverage products of our competitors. Our agreements with our distributors vary; we have entered into written agreements with a number of our top distributors for varying terms; most of our other distribution relationships are oral (based solely on purchase orders) and are terminable by either party at will.

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

PRODUCTION

CONTRACT PACKING ARRANGEMENTS

We currently use independent contract packers known as "co-packers" to prepare, bottle and package our products. Currently, our primary contract packers are WV Wanders in Holland, Wenneker Distilleries  also in Holland, Francis Abecassis in Cognac France, Heaven Hill Distilleries in Kentucky, Cold Spring Brewing Company in Minnesota,  Tequila El Viejito S.A. in Guadalajara, Mexico, and Damiana S.A. Mexico. We have an option to acquire WV Wanders production facility in Holland. WV Wanders produces Trump Super Premium Vodka and Trump Flavors. In the event our relationship with any of our co-packers is terminated, we believe we could replace the co-packer with another of comparable quality. However, in such, case our business would be disrupted until a replacement co-packer was identified and commenced production.

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

RAW MATERIALS

Substantially all of the raw materials used in the preparation, bottling and packaging of our products are purchased by us or by our contract packers in accordance with our specifications. Typically, we rely on our contract packers to secure raw materials that are not unique to us. The raw materials used in the preparation and packaging of our products consist primarily of spirits, flavorings, concentrate, glass, labels, caps and packaging. These raw materials are purchased from suppliers selected by us or in concert with our co-packers or by the respective supplier companies. Bottle production for Trump Super Premium Vodka and Trump flavored vodka transferred to China at the end of  fiscal 2008. We consider World Enterprises Sino, Ltd, which now supplies the bottles for Trump Super Premium Vodka to be a significant suppliers of raw materials, because they supply specialty products. We believe that we have adequate sources of raw materials, which are available from multiple suppliers.

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

GOVERNMENT REGULATION

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

TRADEMARKS, FLAVOR CONCENTRATE TRADE SECRETS AND PATENTS

We own a number of trademarks, including, in the United States, "Drinks Americas" (TM), “Olifant “(TM), "Cohete" (TM), "Swiss T"(TM), " "Screaming Monkey" (TM) and "Aguila" (TM), Casa BoMargo (TM). Trademarks have been filed and pending with no opposition for Drinks Americas (TM), "Monte Verde"(TM) and "Corcovado"(TM). In addition, we have trademark protection in the United States for a number of other trademarks for slogans and product designs, including "The Rooster Has Landed"(R), "Party Harder"(TM), Success Distilled (TM) and The World's Finest Super Premium Vodka (TM).

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

In November 2005 the Company entered into an eight-year license agreement for sales of Trump Super Premium Vodka. Under the agreement the Company is required to pay royalties on sales of the licensed product. The agreement requires minimal royalty payments through November 2012 which if not paid could result in termination of the license. The Company is currently in default under the terms of its license agreement with  Trump Marks LLC. The licensor has the right to terminate the license, but at present has not formally asserted that right. The Company under a non documented arrangement with the licensor is continuing to sell the product. The Copany and licensor are currently in discussion to amend the agreement under mutually beneficial terms.

Under our license agreement for Old Whiskey River, we are obligated to pay royalties of between $10 and $33 per case, depending on the size of the bottle. Our Rheingold license requires us to pay the licensor $3 per barrel for domestic sales and $10.33 for foreign sales. Under our license agreement for Damaina

Liqueur we are obligated to pay  $3 per case thereafter. Under our license agreement with Aguila Tequila we are obligated to pay $3 per case.

Under our joint ventures  agreement with Dr. Dre  and Interscope Records,  which includes  our  Leyrat Cognac, we are obligated to pay a percentage of gross profits, less certain direct selling expenses.

We license our Kid Rock related trademarks, indirectly as a member of a limited liability company (the “LLC”). The license  requires the LLC to  pay the licensor a per case royalty (or equivalent liquid volume), with certain minimum royalties for years 2 through 5 of the agreement payable on the first day of the applicable year.

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

EMPLOYEES

As of July 31, 2009, we had eight  full-time employees and an additional one  persons, who is an  independent contractors working for us. No employee is represented by a labor union. The independent contractor and one of our employees  have executed contracts with us.

ITEM 1A. RISK FACTORS

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

THE LOSS OF KEY PERSONNEL WOULD DIRECTLY AFFECT OUR EFFICIENCY AND ECONOMIC RESULTS.

We are dependent upon the creative skills and leadership of our founder, J. Patrick Kenny, who serves as our President and Chief Executive Officer and upon the management, financial and operational skills of Jason Lazo, our Chief Operating Officer. The loss of the services of either Mr. Kenny, or Mr. Lazo could have a material adverse affect on our business and operations, including our ability to develop and execute a long-term, profitable business plan. Due to inadequate working capital, we have often not paid agreed upon compensation to our employees and independent contractors.. We expect to timely pay our employees and independent contractors in the future. However, if we fail to do so, there can be no assurance they will continue to render services to us.

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

We have sustained substantial operating losses since our organization. We will need additional debt or equity financing in the future to fully implement our business plan. We may not be able to obtain any additional financing on acceptable terms or at all. As a result, we may not have adequate working capital to implement future expansions, maintain sufficient levels of inventory, and maintain our current levels of operation or to pursue strategic acquisitions. Our failure to obtain sufficient financing would likely result in the delay or abandonment of some or all of our development plans, any one of which would likely harm our business and the value of our common stock.

CERTAIN OF OUR PRODUCTS ARE CLOSELY IDENTIFIED WITH CELEBRITIES AND OUR BRAND RECOGNITION IS SIGNIFICANTLY AFFECTED BY THEIR SUCCESS IN THEIR PROFESSION.

Certain of our products, including products for which we have acquired distribution rights, adopt the name of a single personality or celebrity, or is associated with a single personality or celebrity, such as Willie Nelson,  the late Paul Newman,  Donald Trump, Kid Rock and Dr. Dre. Therefore, any reduction of notoriety or any damage to the reputation of any such personality will correspondingly damage the associated product and could have a material adverse effect on the results of our operations.

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

A LARGE NUMBER OF SHARES OF COMMON STOCK WILL BE ELIGIBLE FOR FUTURE SALE AND MAY DEPRESS OUR STOCK PRICE.

Our shares that are eligible for future sale may have an adverse effect on the price of our stock. As of July 31, 2009, there were approximately 94 million shares  of our common stock outstanding. Also, we have issued approximately over 45,000,000 shares of our common stock since March 2005. Furthermore, in connection with our December Private Placement, we issued 5,000,000 shares of common stock, 11,000 shares of our Series A Preferred Stock, which is convertible into 31,428,571 shares of our common stock and warrants to acquire 600,000 shares of our common stock. A significant percent of these shares either are eligible to be traded. Our average daily trading volume for the previous three months ended July 31, 2009 was approximately 220,000 shares of our common stock. Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then current market price of the common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

YOUR OWNERSHIP INTEREST, VOTING POWER AND THE MARKET PRICE OF OUR COMMON STOCK MAY DECREASE BECAUSE WE HAVE ISSUED, AND MAY CONTINUE TO ISSUE, A SUBSTANTIAL NUMBER OF SECURITIES CONVERTIBLE OR EXERCISABLE INTO OUR COMMON STOCK.

We have issued common stock , warrants, options and convertible notes to purchase our common stock to satisfy our obligations and fund our operations and reward our employees. In the future we may issue additional shares of common stock, options, warrants, preferred stock or other securities exercisable for or convertible into our common stock to raise money for our continued operations. We continue to seek additional investors. If additional sales of equity occur, your ownership interest and voting power in us will be diluted and the market price of our common stock may decrease.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. DESCRIPTION OF PROPERTY

We lease 2,739 square feet of office in Wilton, Connecticut under an operating sublease which will expire September 30, 2009, with base annual rent payments of approximately $50,000 through September 30, 2009.  Under our lease, we are also responsible for our pro rata share of real estate tax increases. We have negotiated  a new two year lease with the landlord commencing in October 2009 with annual base  rent payments of $36,000.  In addition we have a number of agreements with independent warehousing companies providing for the stocking, storage and shipping of a significant amount of our products at their various locations We believe our leased premise and our independent warehouse facilities are suitable and adequate for our use and adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

In June 2009, Richard Shiekman, a former employee of the Company, filed a claim against the Company and our chief Executive Officer  in Superior Court of Connecticut, Fairfield County (CV 09 4028895 S). The plaintiff seeks $127,250 of unpaid wages and commissions and, $1,500 for reimbursement of expenses. The maximum exposure to the Company and our CEO is $387,000 for treble damages plus attorneys’ fees and costs. The Company believes that the claims made by the plaintiff are false and plans to vigorously defend this suit,. In addition, the Company plans to commence a countersuit for damage and theft of services.  We pledged 2,325,000 shares of Company stock in lieu of a prejudgment remedy.

In February 2009, Vetrerie Bruni S.p.A the company which has the patent to the Trump Vodka bottle design filed a complaint against us in the U.S. District Court, Southern District of New York for alleged breach of contract and seeking $225,000 for alleged past due invoices and royalties. The Company is currently engaged in settlement negotiations and if a settlement is not reached the case will be defended.

In June 2009, Liquor Group Wholesale, Inc. (“Liquor Group”) a company which provided distribution services for us in several states filed a claim for damages against us in Duval County Florida for alleged damages including breach of contract and is seeking approximately $2 million in damages. It is the Company’s  strong opinion that the claim arose out of our termination of the agreements we had with them for their nonperformance, failure of the plaintiff  to accurately report sales to the Company and their withholding of information required by the agreements. The Company filed a counterclaim of $500,000 for damages against Liquor Group and has denied their claimed breach of contract claim previously made against it. The Company contends that it is owed money by Liquor Group under the agreements.

Other than the above we believe that the Company  is currently not subject to litigation, which, in the opinion of our management, is likely to have a material adverse effect on us.

We may, however, become involved in litigation from time to time relating to claims arising in the ordinary course of our business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

We held our annual stockholders’ meeting on January 15, 2009.

The following nominees were re- elected to serve as directors, each to hold office until his or her successor is elected and qualified, by the following vote:

Nominee	For	Against

J. Patrick Kenny	70,056,833	461,537
Bruce Klein	70,054,161	464,272
Marvin Traub	70,238,893	369,540
Fred Schulman	69,882,693	500,267
Thomas Schwalm	70,155,616	365,466
Hubert Millet	70,044,727	476,353

The previous board of the Company was re-elected in its entirety.

The selection by the Audit Committee of our Board of Directors of Bernstein & Pinchuk, LLP as the independent registered public accounting firm for the year ending April 30, 2009 was approved by the following vote:

Votes:
For	69,093,827
Against	400,146
Abstain	975,413

The approval of an amendment to our certificate of incorporation to increase the number of shares of our common stock which we have the authority to issue from 100,000,000 to 500,000,000 was approved by the following vote:

Votes:
For	67,168,908
Against	2,413,893
Abstain	886,982

The approval of the Company’s 2008 Stock Incentive Plan  was approved by the following vote:

Votes:
For	47,504,889
Against	433,877
Abstain	278,802

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

Year Ending, April 30, 2008	High	Low
First Quarter, July 31, 2007	$1.59	$0.95
Second Quarter, October 31, 2007	$1.00	$0.38
Third Quarter, January 31, 2008	$0.56	$0.14
Fourth Quarter, April 30, 2008	$0.58	$0.21

Year Ending, April 30, 2009	High	Low
First Quarter, July, 31, 2008	$0.31	$0.22
Second Quarter, October 31, 2008	$0.35	$0.21
Third Quarter, January 31, 2009	$0.26	$0.15
Fourth Quarter, April 30, 2009	$0.26	$0.14

SECURITY HOLDERS

At July 31, 2009, there were approximately 94,000,000 shares of our common stock outstanding, which were held of record by approximately 670 stockholders, not including persons or entities that hold the stock in nominee or "street" name through various brokerage firms. On such date there were five stockholders of record of our Preferred Stock.

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

EQUITY COMPENSATION PLAN INFORMATION

In January 2009, the Company’s shareholders approved the 2008 Stock Incentive Plan (the” Plan”) which provides for awards of incentives of non-qualified stock options, stock, restricted stock and stock appreciation rights for its officers, employees, consultants and directors in order to attract and retain such individuals and to enable them  to participate in the long-term success and growth of the Company. There are

10,000,000  common shares reserved for distribution under the Plan, of which 3,050,000 remain available. Stock options granted under the Plan are granted with an exercise price at or above the fair market value of the underlying common stock at the date of grant, generally vest over a four year period and expire 5 years after the grant date.

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

On March 12, 2009 the Company granted  an aggregate of 5,775,000 options under  the   Plan to various employees, the directors of the Company, and to two consultants  to the Company.  The exercise price of the options granted to employees , directors and on of the consultants  was at the fair market value of the underlying common stock at the date of grant (other than those issued to our CEO which was at a 10% premium to the market value). The exercise price of the options granted to the other consultant, $0.35, was above the fair market value of the underlying common stock at the date of grant.

The Company issued an aggregate of 4,175,000 options to purchase shares of its common stock to its employees including 2,500,000 to its CEO, 500,000 to its COO and 300,000 to its CFO.  The options  granted  to employees of the Company vest over a four year period and expire five years after the grant date.   The options awarded to the directors (1,000,000) of the Company and the consultants (600,000) vested immediately upon grant.

Also on March 12, 2009, the Company granted 1,175,000 shares of  its common stock under the Plan  to several of  its employees as consideration for past services they have performed for the Company. Of  these an aggregate of 750,000 shares were issued in June 2009.

    A summary of the options outstanding under the Plan are  as of April 30, 2009 is as follows:

	2009

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	-	$-
Granted	5,775,000	0.18
Forfeited	-	-
Outstanding at end of period	5,775,000	$0.18
Exercisable at end of period	1,600,000	$0.22
Weighted average fair value of grants during the period		$0.09

RECENT SALE OF UNREGISTERED SECURITIES

On March 12, 2009 the Company granted  an aggregate of 5,775,000 options under  the   Plan to various employees, the directors of the Company, and to two consultants  to the Company.  The exercise price of the options granted to employees , directors and on of the consultants  was at the fair market value of the underlying common stock at the date of grant (other than those issued to our CEO which was at a 10% premium to the market value). The exercise price of the options granted to the other consultant, $0.35, was above the fair market value of the underlying common stock at the date of grant. The Company issued an aggregate of 4,175,000 options to purchase shares of its common stock to its employees including 2,500,000 to its CEO, 500,000 to its COO and 300,000 to its CFO.  The options  granted  to employees of the Company vest over a four year period and expire five years after the grant date.   The options awarded to the directors (1,000,000) of the Company and the consultants (600,000) vested immediately upon grant. Also on March 12, 2009, the Company granted 1,175,000 shares of  its common stock under the Plan  to several of  its employees as consideration for past services they have performed for the Company. Of  these an aggregate of 750,000 shares were issued in June 2009.

In April 2009 the Company entered into a two year sponsorship  agreement with concert producer and promoter to promote Olifant Vodka  in its  concert tour  which  runs from July  10, thru August 8, 2009.  In consideration for their services the Company has granted the promoter the following: 1,500,000 shares of  its stocks which were issued in May 2009; 3% of the net profits of Olifant for each fiscal year beginning  following the third anniversary of the agreement (years  beginning May 2012) and ending  the earlier of Olifant’s fiscal year ending in 2018 or when Olifant is sold.  If  Olifant is sold prior to expiration the promoter will receive 3% of the consideration received from the sale. The Company has agreed to grant an additional 2% (of Olifant or  a future  brand)  for promotion in the 2010 concert tour; and warrants to purchase 200,000 shares of Company stock at an exercise price of 200,000 shares which shall be issued at the end of the 2009  tour.

In accordance with the agreement, in May 2009,  the Company issued a promissory note to the promoter  for a loan in the same amount  to cover expenses relating to the tour. The note, which bears no interest, was to be paid in four equal installments beginning in June 2009 is secured by 500,000 shares of Company stock.  The promoter has deferred the requirement of payment under the note pending  the completion of a future financing  for the Company at which time they will elect payment or take the 500,000 shares of stock.

On June 19, 2009 (the "Closing Date") we sold to one investor (the “Investor”) a $4,000,000 non interest bearing debenture with a 25% ($1,000,000) original issue discount, that matures in 48 months from the Closing Date (the Drink’s Debenture) for $3,000,000, consisting of $375,000 paid in cash at closing and eleven secured promissory notes, aggregating $2,625,000, bearing interest at the rate of 5% per annum, each maturing 50 months after the Closing Date(the “Investor Notes”).  The Investor Notes, the first ten of which are in the principal amount of $250,000 and the last of which is in the principal amount of $125,000, are mandatorily pre-payable, in sequence, at the rate of one note per month commencing on the seven month anniversary of the Closing Date.  If the prepayment occurs, the entire aggregate principal balance of the Investor Notes in the amount of $2,625,000, together with the interest outstanding thereon, will be paid in eleven monthly installments (ten in the amount of $250,000 and one the amount of $125,000)such that the entire amount would be paid to us by November 26, 2010.  As a practical matter, the interest rate on the Investor Notes serves to lessen the interest cost inherent in the original issue discount element of the Drinks Debenture. For the mandatory prepayment to occur, no Event of Default or Triggering Event as defined under the Drinks Debenture shall have occurred and be continuing and the outstanding balance due under the Drinks Debenture must have been reduced to $3,500,000 on the seventh month anniversary of the Closing Date and be reduced at the rate of $333,334 per month thereafter.

One of the Triggering Events includes the failure of the Company to maintain an average daily dollar volume of common stock traded per day for any consecutive 10-day period of at least $10,000 or if the average value of the shares are pledge to secure our obligation under the Drinks Debenture (as subsequently described )fall below $1,600,000.

Under the Drinks Debenture, commencing six months after the Closing Date, the Investor may request the Company to repay all or a portion of the Drinks Debenture by issuing the Company’s common stock, $0.001 par value, in satisfaction of all or part of the Drinks Debenture, valued at the Market Price,(as defined in the Drinks Debenture), of Drink’s common stock at the time the request is made (collectively, the “Share Repayment Requests”).  The Investor’s may not request repayment in common stock if, at the time of the request, the amount requested would be higher than the difference between the outstanding balance owed under the Drinks Debenture and 125% of the aggregate amount owed under the Investor Note.

We may prepay all or part of the Drinks Debenture upon 10-days prior written notice and are entitled to satisfy a portion of the amount outstanding under the debenture by offset of an amount equal to 125% of the amount owed under the Investor Notes, which amount will satisfy a corresponding portion of the Drinks Debenture.  For example, subsequent to receipt of the $375,000 and prior to the receipt of any payments under the Investor Notes, we can satisfy the Drinks Debenture by paying $718,750 to the Investor.

Also as part of this financing, the Investor acquired warrants to purchase 2,500,000 shares of our common stock at an exercise price of $0.35 per share (the “Investor Warrants”).  The Investor Warrants contain full ratchet anti-dilution provisions, as to the exercise price and are exercisable for a five year period.

Out of the gross proceeds of this Offering, we paid the placement agent $37,500 in commissions and we are obligated to pay the placement agent 10% of the principal balance of the Investor Notes when each note is paid. We will also issue to the Placement Agent, warrants to acquire 5% of the shares of our Common Stock which we deliver in response to Share Repayment Requests, at an exercise price equal to the Market Price related to the shares delivered in response to the Share Repayment Request (the "Placement Agent Warrants"), which warrants are exercisable for a five year period, will contain cashless exercise provisions as well as anti-dilution provisions in the case of stock splits and similar matters

Our CEO has  guaranteed our obligations under the Drinks Debenture in an amount not to exceed the lesser of (i) $375,000 or (ii) the outstanding balance owed under the Drinks Debenture.  In addition our CEO, COO, and two other members of our Board of Directors have, pledged an aggregate of 9,000,000 shares of our common stock to secure our obligations under the Drinks Debenture (the “Pledged Shares”). The Company has pledged an additional 3,000,000 shares of its common stock. The Company has agreed in principle to issue to those individuals who pledged their shares,  0.5 shares of Company stock for each share pledged.

On July 14, 2009 the value of the Pledged Shares fell below the required amount and consequently the  Investor delivered  a notice of default to the Company. On the receipt of the notice the Company requested, and the Investor orally agreed, that the penalties the Company would have incurred would not apply. The agreement was subsequently documented and the Investor also waived the application of this provision through October 31, 2009.  In response to the default  the Investor to transferred 5,523,645 shares of the Pledged Shares into its own name in order  to commence sale thereof  to satisfy payment of the Drinks Debenture.

In order to secure waivers which the investors in our December 2007 financing claimed were required for the Company to consummate this financing (see Note 11 of our consolidated financial statements for the 2009 fiscal year), we allowed, and the three December investors elected, to convert an aggregate of $335,800(335.8 shares) of our preferred stock into 3,358,000 shares of our common stock.

In October 2006, the Company borrowed $250,000 and issued a convertible promissory note in like amount. The due date of the loan was originally extended by the Company to October 2008 from October 2007 in accordance with the terms of the original note agreement. On March 1, 2009 the note was amended to extend the due date to October 18, 2009. As consideration for extending the note n March 1, 2009 the

In April 2009 the Company entered into a  sponsorship  agreement with concert producer and promoter to promote Olifant Vodka  in its  concert tour  which  runs from July  10, thru August 8, 2009.  In consideration for their services the Company has given the promoter the following: 1,500,000 shares of  its stocks which were issued in May 2009; 3% of the net profits of Olifant for each fiscal year beginning  following the third anniversary of the agreement (years  beginning May 2012) and ending  the earlier of Olifant’s fiscal year ending in 2018 or when Olifant is sold.  If  Olifant is sold prior to expiration the promoter will receive 3% of the consideration received from the sale. The Company has agreed to grant an additional 2% (of Olifant or  a future  brand)  for promotion in the 2010 concert tour; and warrants to purchase 200,000 shares of Company stock at an exercise price of 200,000 shares which shall be issued at the end of the 2009  tour. The value of  the 1,500,000 shares issued aggregating  $225,000,  based on the market price of the Company’s stock on the date of the agreement, and the warrants granted , $8,000 , will be amortized over the life of the tour. In accordance with the agreement the amount of cash and stock based consideration issued by the Company shall not be less than $400,000.

 In accordance with the agreement, in May 2009,  the Company issued a promissory note to the promoter  for a loan in the same amount  to cover expenses relating to the tour. The note, which bears no interest, was to be paid in four equal installments beginning in June 2009 is secured by 500,000 shares of Company stock.  The promoter has deferred the requirement of payment under the note pending  the completion of a future financing  for the Company at which time they will elect payment or take the 500,000 shares of stock.

 Company issued the lender 286,623 shares of Company common stock .As of July , 2009 the Company had not made any payments under the amended note and has reached an informal agreement with the note-holder, to issue 50,000 shares of  the Company’s common stock for each week of nonpayment. As of  July 31, 2009 the Company  has issued the note-holder 400,000 shares of its stock  to remain in compliance with the amended note.

In May 9, 2009 we issued a sales consultant 85,000 shares of our common stock with an aggregate value of $11,900 for past due fees owed to him.

On July 1, 2009 we issued an aggregate of 333,333 shares of our common stock having an aggregate value of $50,000 to a member of our board of directors for an advance he made to a third, unrelated,  entity for services they provided the Company. The amount the Company was invoiced for these services by the third party was equal to the value of the stock issued to the director.

On July 1, 2009 we issued 28,000 shares of our common stock having an aggregate value of   $3,6000 to a company which provides freight services to the company.

On July 1, 2009 we issued  100,000 shares of our common stock having an aggregate value of $13,000 to a sales consultant for the Company for services he has provided to us.

On July 29, 2009 we issued 71,500 shares of our common stock having an aggregate value of  $10,000 to a consultant  for the Company for services  he has performed.

On August 5, 2009 we issued 350,000 shares of our common stock having an aggregate value of $49,000 to an attorney for the Company for services he has performed.

ISSUER PURCHASES OF EQUITY SECURITIES

None

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

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Year ended April 30, 2009 compared to year ended April 30, 2008

Net Sales: Net sales were $2,478,000 for the year ended April 30, 2009 compared to net sales of $4,509,000 for the year ended April 30, 2008, a decrease of  45%. The decrease is predominantly due to inventory shortfalls as a result of insufficient working capital and the resulting delay of certain shipments. Trump Super Premium Vodka sales aggregated $1,100,000 which accounted for 44% of total dollar sales for the year ended April 30, 2009. For the year ended April 30, 2008, Trump Super Premium Vodka sales aggregated $2,652,000 which accounted for 59% of total dollar sales. We believe that the recent economic downturn has hurt the sales of  this  premium product. Interruption of access to production financing resulted in  temporary inventory disruption. In addition  sales of Trump for the year ended April 30, 2009 were effected by  issues relating to  our California , Chicago distributors as with Liquor Group, who represented us in several “controlled state”  which have been corrected with new distributors being appointed.  The launch of Trump Super Premium Vodka in Texas in July 2007 also contributed to greater sales of Trump Super Premium Vodka for the year ended April 30, 2008 compared to the year ended April 30, 2009.   Sales of all wine and spirits products aggregated $2,042,000 for the year ended April 30, 2009 compared to $3,842,000 for the year ended April 30, 2008. Net sales of Old Whiskey River Bourbon totaled $231,000 on 1,864 cases sold for the year ended April 30, 2009 compared to net sales of $452,000 on  3,806 cases sold for the year ended April 30, 2008. Net sales of our Aguila Tequila aggregated $74,600 on 895 cases sold for the year ended April 30, 2009 compared to $133,000 on 1,418 cases sold for the year ended April 30, 2008. This represents a dollar decrease of  44% and a case increase of  37%. Net sales of our Damiana Liqueur aggregated   $145,400 on 1,094 cases sold for the year ended April 30, 2009 compared to net sales of $196,700 on 1555 cases sold for the year ended April 30, 2008  Net sales of our premium imported wines totaled $269,000 on 2,769 cases sold for the year ended April 30, 2009 compared to net sales of $392,000 on 3,396 cases sold for the year ended April 30, 2008. Net sales of our non alcoholic product, Newman’s Own sparkling fruit beverages and sparkling waters decreased to $443,990  on 53,265 cases sold for the year ended April 30, 2009 compared to $666,620 on 75,300 cases sold for the year ended April 30, 2008. Sales of our Newmans Own products were affected the Company’s decision to exit this business. We have made the strategic decision to discontinue selling  the Newman’s  Own products  in light of the fact our contract ends in October 2009. The Newman’s Own organization and the Company have agreed that the Newman’s Own organization will assume the selling of the product. The Company’s decision was based on enhancing profitability and our inability to have equity in the brand. In January 2009 the Company acquired a  90% interest in Olifant USA, Inc,  which has the worldwide rights (excluding Europe) to Olifant Vodka and gin.  Olifant Vodka and Gin is, produced in Holland is sold at an economy  price. The Company’s management believes, and customer demand indicates,  that with national distribution already in place sales of these products  will be very successful in this economic environment. In January 2009 the Company commenced sales of its Leyrat Cognac recognizing $145,000 in revenue on 773 cases sold.

Gross margin:  Exclusive of our allowance for slow moving inventory ($120,000), gross profit was $628,000 (25% of net sales) for the year ended April 30, 2009 a decrease of $1,057,000 compared to gross profit of $1,685,000 (37% of net sales) for the year ended April 30, 2008. Gross margin for our wine and spirits business was 30% percent for the year ended April 30, 2009, exclusive of allowances for slow moving inventory,  compared to 41 % for the prior year. Gross margin for our non alcoholic business was 17% for the year ended April 30, 2009 compared to 22% for the year ended April 30, 2008.   The inherent low margins for the Newmans’ Own products, the increased costs in production together with the inability to sustain its growth    has lead to our decision to discontinue to sell the products.  . Gross margin of Trump Super Premium Vodka, decreased to 35% for the year ended April 30, 2009 compared to 40 % for the year ended April 30, 2008. The gross margin decrease is largely due to a decrease in the percentage of direct sales which leads to increased direct costs such as excise taxes and freight, price competition, and a greater amount of sales to our distributor in “controlled” states for which we generally recognize lower margins.  For the year ended April 30, 2009 the Company recorded a loss  for Cohete Rum as  the Company has liquidated the inventory and terminate the brand.

Selling, general and administrative: Selling, general and administrative expenses totaled $5,720,000 for the year ended April 30, 2009, compared to $7,838,000 for the year ended April 30, 2008, a decrease of  27%. Total selling and marketing costs aggregated $2,200,000 for the year ended April 30, 2009 compared to $3,900,000 for the year ended April 30, 2008. The decrease in selling and marketing expenses is due to the overall decreased marketing spend to a normalized level as sales promotions for Trump Vodka have become more targeted.  General and administrative expenses aggregated $3,520,000 for the year ended April 30, 2009 compared to $3,938,000 for the year ended April 30, 2008.  Professional fees, including legal fees have decreased from the prior year and travel related expenses have also decreased for the year ended April 30, 2009 compared to the year ended April 30, 2008. For the year ended April 30, 2009 we recognized a non-cash charge of $220,000 relating to stock bonuses to certain employees of the Company for services they have provided.

Other Income (expense): Interest expense totaled   $151,000  for the year ended April 30, 2009 compared to expense of $164,000 for the year ended April 30, 2008. For the year ended April 30, 2009 other income aggregated $409,000 which is the result of the Company’s settlement with RBCI Holdings, Inc. For the year ended April 30, 2009  the Company recognized an imparment loss  on its Rheingold license based on additional investment to eventually bring the product to market. The Company issued 350,000 shares of Company stock full consideration of a note payable to RBCI for $500,000. The value of the shares on the settlement date was $91,000.

Income Taxes: We have incurred substantial net losses from our inception and as a result, have not incurred any income tax liabilities. Our federal net operating loss carry forward is approximately $28,000,000, which we can use to reduce taxable earnings in the future. No income tax benefits were recognized in fiscal 2008 and 2007 as we have provided valuation reserves against the full amount of the future carry forward tax loss benefit. We will evaluate the reserve every reporting period and recognize the benefits when realization is reasonably assured.

IMPACT OF INFLATION

Although management expects that our operations will be influenced by general economic conditions we do not believe that inflation has had a material effect on our results of operations.

SEASONALITY

As a general rule, the second and third quarters of our fiscal year (August-January) are the periods that we realize our greatest sales as a result of sales of alcoholic beverages during the holiday season. During the fourth quarter of our fiscal year (February-April) we generally realize our lowest sales volume as a result of our distributors working off inventory which remained on hand after the holiday season. As we increase our beer  sales, as a result of  the launch of Kid Rock’s beer, we would expect sales in first quarter of our fiscal year (May-July), to increase since the spring and summer tends to be the strongest periods for sales of  this  beverage.

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

We have experienced net losses and negative cash flows from operations and investing activities since our inception in 2003. Net losses for the year  ended  April 30, 2009 and 2008 were $5,041,000 and $6,311,000 , respectively. Cash used in operating activities for the years ended April 30,  2009 and 2008 was $630,000 and $3,848,000, respectively. We have to date funded our operations predominantly through bank borrowings, loans from shareholders and investors, and proceeds from the sale of our common stock, preferred stock, and warrants. For the year  ended April 30, 2009 and 2008 net cash provided by financing activities totaled $509,000 and $2,987,000, respectively.

As described in Item 5 (under Unregistered Sale of Equity Securities) in June, 2009 (the "Closing Date") we sold to one investor (the “Investor”) a $4,000,000 non interest bearing debenture with a 25% ($1,000,000) original issue discount, that matures in 48 months from the Closing Date (the Drink’s Debenture) for $3,000,000, consisting of $375,000 paid in cash at closing and eleven secured promissory notes, aggregating $2,625,000, bearing interest at the rate of 5% per annum, each maturing 50 months after the Closing Date(the “Investor Notes”).  The Investor Notes, the first ten of which are in the principal amount of $250,000 and the last of which is in the principal amount of $125,000, are mandatorily pre-payable, in sequence, at the rate of one note per month commencing on the seven month anniversary of the Closing Date.  If the prepayment occurs, the entire aggregate principal balance of the Investor Notes in the amount of $2,625,000, together with the interest outstanding thereon, will be paid in eleven monthly installments (ten in the amount of $250,000 and one the amount of $125,000)such that the entire amount would be paid to us by November 26, 2010. These monthly  payments will help fund operations over their  eleven month period.

The Company has an agreement with a factor  through  September 2009 ,with automatic six month renewals which can  be terminated by either parties  at their discretion,  to which a substantial portion of Olifant’s accounts receivable are sold to the factor without recourse as to bad debts but with recourse as to all customer claims. Immediately upon assigning  a customer invoice the Company receives a cash advance equal to 70% of the invoice amount and is paid the balance of the invoice less fees incurred at the time the factor receives the final payment from the customer. The facility has a maximum account limit of $200,000. The factor fee is 1% of the factored receivable for every ten days the related invoice  remains unpaid and is subject to a monthly administrative charge based on monthly volume. The factor has first security interest in the factored receivable of Olifant and a security interest in the related inventory.

The Company also has an agreement with a  different factor pursuant to which a substantial portion of the Company’s accounts receivable, other than Olifant’s, is sold to the factor with recourse to bad debts and  other customer claims.  The Company receives a cash advance equal to 80% of the invoice amount and is paid the balance of the invoice less fees incurred at the time the factor receives the final payment from the customer. The factor fee is 1.75% for the first 30 days the invoice remains unpaid and 0.07% for each day thereafter. The facility shall remain open until a 30 day notice by either party of termination of the agreement The facility is secured by all assets of the Company other than Olifants’.

In October 2006, the Company borrowed $250,000 and issued a convertible promissory note in like amount. The due date of the loan was originally extended by the Company to October 2008 from October 2007 in accordance with the terms of the original note agreement. On March 1, 2009 the note was amended to extend the due date to October 18, 2009. As consideration for extending the note in March 1, 2009 the Company issued the lender 286,623 shares of Company common stock ..  As of July , 2009 the Company had not made any payments under the amended note and has reached an informal agreement with the note-holder, to issue 50,000 shares of  the Company’s common stock for each week of nonpayment. As of  July, 2009 the Company  has issued the note-holder 400,000 shares of its stock  to remain in compliance with the amended note.

On October 27, 2005, the Company acquired certain assets of Rheingold Beer (“Rheingold”) and assumed certain obligations from Rheingold Brewing Company, Inc. (“RBCI”). Holdings issued 724,638 shares of common stock with a fair value of approximately $650,000 to RBCI and assumed approximately $142,000 of their liabilities and are contractually obligated to RBCI to issue an additional $500,000; payable in Holdings common stock with a value of $350,000 and $150,000 cash, accruing no interest. The obligation due RBCI was originally due on October 27, 2006. Due to nonpayment of the balance as a result of disagreements over certain of the acquired assets and liabilities, the Company was sued by RBCI. On January 15, 2009 the Company reached a settlement with RBCI in which it will issue 350,000 shares of common stock in satisfaction of the note. The Company recorded a gain of $409,000 on the settlement.

On October 27, 2008, in order to encourage holders of warrants which we issued in our January Financing (described below) to exercise their warrants, and enabling us to decrease the number of unexercised warrants and raise short-term working capital at low cost, the Company reduced the exercise price from $.50 to $0.20 per share of common stock for a period of 5 trading days.. Each of the investors who participated in the January Financing exercised all of the warrants issued in the private placement representing a total of 3,777,778 newly issued shares of common stock, resulting in proceeds to the Company of $755,556 less a due diligence fee paid of $70,693. We also agreed to reduce the conversion price of the preferred stock acquired by these investors in our December Financing (described below) from $0.50 per share of common stock to $0.35 per share.  There were a total of 11,000 shares of preferred shares outstanding with a redemption value of $11,000,000 at April 30, 2009. which if all the preferred stock was converted would result in the issuance of 31,428,571 shares of our common stock. One other investor, Greenwich Beverage Group LLC, who is controlled by a member of our board of directors, elected to exercise warrants for a total of 166,667 shares of common stock at $0.20 per share, which the Company reduced from $1.25, for an aggregate exercise price of $33,333.  As a provision of the  June 2009 sale of our debentures, , in order to satisfy  the ratcheting provisions  of the  preferred stock financing we allowed, and the three December Investors (see below) elected, to  convert an aggregate of $335,800(335.8 shares) of our preferred stock into 3,358,000 shares of our common stock.

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

On January 15, 2009 (the “Closing”), the Company acquired 90% of the capital stock of Olifant U.S.A, Inc. (“Olifant”) , pursuant to a Stock Purchase Agreement (the “Agreement. The Company has agreed to pay the sellers $1,200,000 for its 90% interest: $300,000 in cash and common stock valued at $100,000 to be paid 90 days from the Closing date The initial cash payment of $300,000 which was due 90 days from Closing , was initially reduced by $138,000 at Closing  because Olifant’s liabilities exceeded the amount provided for in the Purchase Agreement.  In accordance with the Agreement, the initial cash payment was subject to additional  offsets to be mutually agreed upon by both parties. As of July 31, 2009 the parties have agreed to additional offsets aggregating $4,702 with potential offsets of  $37,030 which are to be determined by August 20, 2009 in accordance with a supplementary agreement entered into by the parties,  Settlement Agreement and General Release, on July 31, 2009. The initial payment in accordance with the supplementary agreement  is due August 31, 2009.  The Company issued a promissory note for the $800,000 balance. The promissory note is payable in four annual installments, the first payment is due one year from Closing. Each $200,000 installment is payable $100,000 in cash and Company stock valued at $100,000with the stock value based on the 30 trading days immediately prior to the installment date. The cash portion of the note accrues interest at a rate of 5% per annum.

From July 2007 through April 2009 the Company borrowed an aggregate of $654,435 from our CEO for working capital purposes.   The borrowings bear interest at 12% per annum.. For  the years ended April 30, 2009 and 2008 interest incurred on this loan aggregated $38,204 and $37,798, respectively.  As of  April 30, 2009 and, 2008 amounts owed to our CEO on these loans including accrued and unpaid interest aggregated $305,935 and $232,547, respectively.

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

Under our license agreement for Damaina Liqueur we pay  $3 per case.

Under our license agreement with Aguila Tequila we are obligated to pay $3 per case.

Under our joint ventures  agreement with Dr. Dre  and Interscope Records,  which includes  our  Leyrat Cognac, we are obligated to pay a percentage of gross profits, less certain direct selling expenses.

We license our Kid Rock related trademarks, indirectly as a member of a limited liability company (the “LLC”). The license  requires the LLC to  pay the licensor  a per case royalty  (or equivalent liquid volume), with certain minimum royalties for years 2 through 5 of the agreement payable on the first day of the applicable year.

OTHER AGREEMENTS

The Company has an agreement with a foreign distributor, through December 2023, to distribute our products in their country. The agreement requires the distributor to purchase  a set monthly amount of our products, predominately  our Trump Super Premium Vodka for the term of the agreement. The distributor is to pay the Company a monthly fee over the term of the agreement for the rights to be the exclusive distributor in their country. As of April 30, 2009 the distributor has not received its distribution license. Once the distributor receives its license and begins purchasing our products the Company will accrue the monthly “exclusivity”  fee to revenue based on the intent of the agreement and such fee

In April 2009 the Company entered into a  sponsorship  agreement with concert producer and promoter to promote Olifant Vodka  in its  concert tour  which  runs from July  10, thru August 8, 2009.  In consideration for their services the Company has given the promoter the following: 1,500,000 shares of  its stocks which were issued in May 2009; 3% of the net profits of Olifant for each fiscal year beginning  following the third anniversary of the agreement (years  beginning May 2012) and ending  the earlier of Olifant’s fiscal year ending in 2018 or when Olifant is sold.  If  Olifant is sold prior to expiration the promoter will receive 3% of the consideration received from the sale. The Company has agreed to grant an additional 2% (of Olifant or  a future  brand)  for promotion in the 2010 concert tour; and warrants to purchase 200,000 shares of Company stock at an exercise price of 200,000 shares which shall be issued at the end of the 2009  tour. The value of  the 1,500,000 shares issued aggregating  $225,000,  based on the market price of the Company’s stock on the date of the agreement, and the warrants granted , $8,000 , will be amortized over the life of the tour. In accordance with the agreement the amount of cash and stock based consideration issued by the Company shall not be less than $400,000.  In accordance with the agreement, in May 2009,  the Company issued a promissory note to the promoter  for a loan in the same amount  to cover expenses relating to the tour. The note, which bears no interest, was to be paid in four equal installments beginning in June 2009 is secured by 500,000 shares of Company stock.  The promoter has deferred the requirement of payment under the note pending  the completion of a future financing  for the Company at which time they will elect payment or take the 500,000 shares of stock.

In fiscal 2003 we entered into a consulting agreement with a company, Marvin Traub & Associates (“MTA”), owned 100% by Marvin Traub, a member of the Board of Directors. Under the agreement, MTA is being compensated at the rate of $100,000 per annum. As of April 30, 2009, we were indebted to MTA in the amount of $256,248.

In December 2002 the Company entered into a consulting agreement with one of its shareholders which provides for $600,000 in fees payable in five fixed increments over a period of 78 months. The agreement expired on  June 9, 2009. The Company has an informal agreement with the shareholder pursuant to which he has the option of converting all or a portion of the consulting fees owed him into shares of Holding's common stock at a conversion price to be agreed upon. In March  2009 the consultant elected to convert $120,000  due him for consulting fees into shares of Company stock at a price of $0.35 per share resulting in the Company issuing 342,857  shares to him.  In February, 2008 the consultant elected to convert $190,000 due him for consulting fees into shares of Company common stock at a price of $0.50 per share resulting in the Company issuing 380,000 shares to him. Each of the conversions were  was at a premium to the market price of the Company’s common on  the date of the elections  to convert.  As of April 30, 2009 to this shareholder aggregated $30,000.

Since we were founded in 2002, the implementation of our business plan has been negatively affected by insufficient working capital. Business judgments have been substantially affected by the availability of working capital. Although our working capital position and our cash balance was initially improved as a result of our  June 2009  sale  of our debentures , our October 2008 Warrant Re-pricing Program and our December and January, 2007 private placement of our common stock, preferred stock and warrants, our business continues to be effected by insufficient working capital. We will need to continue to carefully manage our working capital and our business decisions will continue to be influenced by our working capital requirements. Therefore, our short term business strategy will rely heavily on our cost efficient icon brand strategy and the resources available to us from our media and entertainment partners We will continue to focus on those of our products which we believe will provide the greatest return per dollar of investment with the expectation that as a result of increases in sales and the resulting improvement in our working capital position, we will be able to focus on those products for which market acceptance might require greater investments of time and resources. To  that end, our short-term focus, for beer and spirits,  will be on Trump Super Premium Vodka, Old Whiskey River Bourbon, Damiana, Aquila Tequila, and in association with our recent joint venture with music icon  Dr. Dre, our Leyrat Cognac and our recent joint venture with music icon Kid Rock,  BadAss Beer. In order for us to continue and grow our business, we will need additional financing which may take the form of equity or debt. There can be no assurance we will be able to secure the financing we require, and if we are unable to secure the financing we need, we may be unable to continue our operations. We anticipate that increased sales revenues will help to some extent, but we will need to obtain funds from equity or debt offerings, and/or from a new or expanded credit facility. In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected.

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations at April 301, 2009 and  2008 the allowance for doubtful accounts was $36,000  and $24,000,  respectively.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-lived Assets, we review long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. The Company's policy is to record an impairment loss at each balance sheet date when it is determined that the carrying amount may not be recoverable. Recoverability of these assets is based on undiscounted future cash flows of the related asset. The Company concluded that there was no impairment during the  years ended April 30, 2009 and 2008, respectively.

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

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS

Financial Statements are listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

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

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2009 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2009, our Chief Executive Officer, who also is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be declared by us in reports that we file with or submit to the SEC is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended April 30, 2009. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following are the executive officers and directors of the Company:

Name	Age	Positions and Offices
J. Patrick Kenny	53	President and Chief Executive Officer and Chairman of the Board of Directors
Jason Lazo	43	Chief Operating Officer
Jeffrey Daub	43	Chief Financial Officer
Bruce Klein	54	Member, Board of Directors
Marvin Traub	84	Member, Board of Directors
Thomas Schwalm	*	Member, Board of Directors
Fredrick Schulman	57	Member, Board of Directors
Hubert Millet	73	Member, Board of Directors

* Mr. Schwalm is recently deceased

J. Patrick Kenny has served as the Chairman and Chief Executive Officer of Drinks Americas, Ltd. (“DA”) since it was founded in September 2002 and as Chairman of the Company since January 2009.  DA acquired control of the Company in March 2005.  Mr. Kenny has been our President and Chief Executive Officer, and a member of our Board of Directors, since March, 2005. He is a former Senior Vice President and General Manager of Joseph E. Seagram & Sons ("Seagram"), for which he held a variety of senior management positions over 22 years, with increasing levels of responsibility in Seagram's wine, wine cooler, alcoholic and non-alcoholic beverage divisions.

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

Bruce K. Klein has served as the Vice Chairman of the Board of DA since it was founded in September 2002 and had been our Chairman of the Board from March, 2005 to January 2009. Since February, 1999, he has served as the Managing Partner of Victory Partners LLC, a company created to fund private businesses in their early stages. In the last five years, Victory has funded six businesses in technology, vitamins and internet services areas, of which three have became public companies and three remain private. From 1992 to 1997, Mr. Klein was a registered representative of the Equitable Companies, responsible for sales and services to high income clients, acting as investment advisor and estate planner to an exclusive client base. From 1986 to 1991, Mr. Klein served as President of Transatlantic Exports Corp., where his duties included purchasing and exporting of finished and contract goods throughout Europe and Africa. From 1980 through 1991, Mr. Klein owned several retail businesses in lumber, hardware home centers and decorating. He received a B.S. in Finance and an M.BA in Marketing from Farleigh Dickinson University.

Marvin Traub was an initial investor with Mr. Kenny in Maxmillian Partners, LLC, a former affiliate of DA. He joined our Board of Directors in March, 2005. From 1969 to 1991, he served as the President and Chairman of Bloomingdales. His background is in marketing, retail, home furnishings and apparel. Mr. Traub serves as President of his own marketing and consulting firm, Marvin Traub Associates ("MTA"), which he founded in 1992. MTA is a unique consulting firm with great expertise in global retailing, marketing and consumer goods products. Prior to that, Mr. Traub served as Chairman of Finance Global Consulting, the consulting arm of Finance, Inc., where he was Senior Advisor.

Mr. Traub is the author of "Like No Other Store..." a combination autobiography and history of Bloomingdale's and American retailing. It was first published in 1993 by Random House and has since gone through three printings, two hardback and one paperback. In the summer of 2008, Mr. Traub’s second book, “Like No Other Career…” a sequel to “Like No Other Store…” was published by Assouline and launched worldwide in October 2008 in Paris. Mr. Traub's consulting clients include American Express, Ralph Lauren, Jones New York, Saks Fifth Avenue, Macy’s Department Stores, Nautica Europe, Lanvin-France, Coin-Italy, Men's Health Magazine, Yue Sai Kan-China, Aishti-Lebonon, Quarter 206-Berlin,  the Time Warner Center at Columbus Circle in New York, Oscar de la Renta, Harvey Nichols – Dubai, The Tata Group – India, Attica Department Store – Athens and Bloomingdales - Dubai. Along with two partners, Mr. Traub created TSM Capital in 2007, a partnership that invests in midsize, upscale apparel and accessory brands. The first two investments were Matthew Williamson and Rachel Roy. In the Spring 2008, Mr. Traub, with other investors, acquired Ellen Tracy form Liz Claiborne and serves as Chairman of Ellen Tracy in the new enterprise.

Mr. Traub graduated from Harvard College Magna Cum Laude in 1947 and Harvard Business School with Distinction in 1949. Mr. Traub was the recipient of The Gold Medal of the National Retail Federation in 1991 as well as the Legion d’ Honeur and Order of Merit from France and was awarded the Commendatore de la Republic by Italy.

Thomas H. Schwalm is recently deceased,  was an initial investor in Maxmillian Partners. He joined our Board of Directors in March, 2005. He is a 25 year veteran of the beverage industry. In 1995, he co-founded the South Beach Beverage Company, known as SoBe Beverage, which was acquired by PepsiCo, Inc. in 2001. From 1995 to January 2001, he served as managing member of SoBe Beverage. Mr. Schwalm's career includes various managerial positions with the Joseph Schlitz Brewing Company from 1968 to 1982 and as Group Marketing Director for the Stroh Brewing Company from 1982 to 1984, where he managed a $100 million marketing budget and introduced Stroh nationally in 1983. From 1985 to 1992 he was Vice President of Sales and Marketing for Dribeck Importers, the US importer for Becks Beer. In 1992, Mr. Schwalm became President of Barton Beers, in Chicago. Barton Beers imported and marketed the Modelo brands - Corona, Corona Light, Pacifico, Negro Modelo and Modelo Especiale. Barton Beers also imported Tsingtao from China, Double Diamond from England, St. Pauli Girl from Germany, Peroni from Italy and Point Beer from the Steven Point Brewing Company. Since January, 2002, Mr. Schwalm had served as the Chief Executive Officer and President of the Thousand Islands Country Club, an exclusive golfing resort, and The Preserve, a luxury residential development, both located in upstate NY. Mr. Schwalm graduated in 1968 from the University of Wisconsin.

Fredrick Schulman served as the Chairman and President of Gourmet Group, Inc. (our predecessor) from September 2000 until March of 2005 and he has been a member of our Board of Directors since March, 2005. He has 25 years of experience in corporate and commercial finance, venture capital, leveraged buy outs, investment banking and corporate and commercial law. Mr. Schulman's career includes key positions with RAS Securities in New York from 1994 to 1998 as General Counsel and Investment Banker, eventually becoming Executive Vice President and Director of Investment Banking. From 1999 to September, 2001, he was President of Morgan Kent Group, Inc, a venture capital firm based in New York and Austin, Texas. Since September, 2003, Mr. Schulman has served as Chairman of Skyline Multimedia Entertainment, Inc., and, since September, 2002, he has served as President and Director of East Coast Venture Capital, Inc., a specialized small business investment company and community development entity based in New York. Since September, 2006, Mr. Schulman also has served as chairman of the board of directors of NewBank, a New York charted commercial bank.

Hubert Millet joined our Board of Directors in March, 2007. Mr. Millet has over 40 years experience in consumer products and has spent over 20 years in senior management positions in the beverage industry. Since 2000, Mr. Millet has acted as an international consultant to various clients in the beverage industry. From 1989 through 2000, Mr. Millet worked for The Seagram Company Ltd where he served as a member of the Seagram Spirits & Wine Executive Council. From 1991 through 1997, he served as the President of Seagram Global Brands Division where he was responsible for production and business development for Martell Cognacs, Mumm and Perrier-Jouet Champagnex and Barton & Guestier wines, as well as scotch whiskey operations (Chivas Brothers and Glenlivet). From 1989 through 2000 Mr. Millet was the Chief Executive Officer and Chairman of Seagram's Mumm Martell Group. Mr. Millet has previously served as Chairman of Barton & Guestier SA, a member of the Board of Directors of Martell Cognac, a member of the Board of Directors and Chief Executive Officer of G.H. Mumm, a member of the Board of Directors and Chief Executive Officer of Perrier-Jouet, a member of the Board of Directors of Tropicana Europe, and Chairman of the Board of Directors of Herve Leger (Fashion Co.). From 1977 through 1989, Mr. Millet worked for Groupe Cointreau where he served in various roles, including the Chief Executive Officer of the Cointreau Group and as Cointreau's Finance & Development Director. From 1970 through 1977 Mr. Millet worked for the British American Tobacco Company, Cosmetics and Beauty Products Division, where he served in various roles including as a Vice President responsible for finance and development with respect to the divisions of European operation.

Mr. Millet has also served as a member of the Board of Directors of Parfums Hermes (1982-2007), a member of the Hermes Group Strategic Committee (1982-2001), and serves as a member of the Board of Directors of Hermes USA, and a member of the Board of Directors of The Savannah College of Art and Design.  Mr. Millet was the French consul in Savannah, Georgia from 2001 to 2006. Millet has been the recipient of various rewards, including Officier de la Legion d'honneur, Officer dans l'Ordre National du Merite and Medaille Commemorative d'Algerie.

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

Jeffrey Daub has served as the Company's Chief Financial Officer since May 22, 2007 and its controller since November, 2006. Prior to joining the Company, from 1992 to November, 2006, he was employed by Rosen Seymour, Shapss Martin & Company LLP ("RSSM"), a public accounting firm in New York City, where he most recently served as an audit manager.. At RSSM, Mr. Daub provided services to clients, both private and public, in various industries, including the supervision and performance of financial audits. Mr. Daub, is a Certified Public Accountant as well as an Accredited Business Valuator. He was awarded a B.S. in Applied Mathematics and Statistics with a Minor in Business from SUNY Stony Brook and an M.S. in Accounting from Long Island University.

Committees of the Board

      Our Board of Directors has established an Audit Committee and a Compensation Committee.

Audit Committee

Our Audit Committee consists of Fredrick Schulman as Chairman and Marvin Traub. Our Audit Committee is responsible for preparing reports, statements and charters required by the federal securities laws, as well as:

•
overseeing and monitoring the integrity of our consolidated financial statements, our compliance with legal and regulatory requirements as they relate to financial statements or accounting  matters, and our internal accounting and financial controls;

•	preparing the report that SEC rules require be included in our annual proxy statement;

•	overseeing and monitoring our independent registered public accounting firm's qualifications, independence and performance;

•	providing the Board with the results of our monitoring and recommendations; and

•	providing to the Board additional information and materials as it deems necessary to make the Board aware of significant financial matters that require the attention of the Board.

The Board has determined that all current members of the Audit Committee have the ability to read and understand fundamental financial statements. The Board has also determined that Fredrick Schulman qualifies as "Audit Committee financial expert" as defined under Item 407 of Regulation S-K of the Securities Exchange Act of 1934 (the "Exchange Act"). Mr. Schulman, in his capacity as Chairman and Chief Executive Officer of Gourmet Group, Inc. (our predecessor company) for over four years, directly supervised the financial staff of the Company and coordinated the preparation of the Company's financial statements with its outside auditors. Neither Mr. Schulman nor Mr. Traub would be viewed as an independent member of the Audit Committee under the NASDAQ corporate governance rules.

Compensation Committee

The Compensation Committee consists of Bruce Klein as Chairman, Fredrick Schulman and Marvin Traub. The Compensation Committee assists the Board in fulfilling its oversight responsibilities relating to officer and director compensation and the development and retention of senior management.

Nominating Committee

The Board does not have a standing nominating committee. The Company does not maintain a policy for considering nominees.  Director nominees are recommended, reviewed and approved by the entire Board. The Board believes that this process is appropriate due to the relatively small number of directors on the Board and the opportunity to benefit from a variety of opinions and perspectives in determining director nominees by involving the full Board.

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by Stockholders as it deems appropriate. Stockholders who wish to recommend a nominee should send nominations to the Company's Chief Executive Officer, J. Patrick Kenny, 372 Danbury Road, Wilton, CT 06897, that include all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected by the Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table shows for fiscal years ended April 30, 2009 and 2008, respectively, certain compensation awarded or paid to, or earned by, the following persons (collectively, the "Named Executive Officers"): J. Patrick Kenny, our President and Chief Executive Officer, Jason Lazo, our Chief Operating Officer , and Jeffrey Daub our Chief Financial Officer and the Named Executive Officers whose total compensation exceeded $100,000 in 2009 and 2008. In addition the table includes compensation awarded or paid to, or earned by Charles Davidson and Brian Kenny and Charles Davidson, employees of the Company who earned more than $100,000 each in total compensation in 2009.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS (1) ($)	Option AWARDS(2) ($)	ALL OTHER COMPENSA TION ($)	TOTAL ($)

J. Patrick Kenny	2009	$300,000	$—	$—	$7,551	$6,959	$314,510
Chief Executive	2008	300,000	—	—	—	24,609	324,609
Officer (3)

Jason Lazo	2009	175,000	—	40,000	1,510	—	216,510
Chief Operating	2008	175,000	—	—	—	—	175,000
Officer

Jeffrey Daub	2009	145,000	—	44,200	906	—	190,106
Chief Financial	2008	125,000	—	—	—	2,161	127,161
Officer(4)

Charles Davidson	2009	72,000	—	40,000	378	—	112,378
Director of	2008	90,000	—	—	—	—	114,999
Operations

Brian Kenny	2009	69,003	—	40,000	1,737	—	110,740
V.P. Marketing	2008	92,000	7,667	—	—	—	102,473

 (1) Represents the dollar amount of expenses recognized for financial statement purposes with respect to the 2009 fiscal year for the fair value of incentive stock options issued under our  2008 Stock Incentive Plan (the” Plan”)  which was approved by our shareholders in January 2009 which provides for awards of incentives of non-qualified stock options, stock, restricted stock and stock appreciation rights for its officers, employees, consultants and directors in order to attract and retain such individuals and to enable them  to participate in the long-term success and growth of the Company. Under SEC rules, the  amounts shown exclude the impact of estimated forfeitures relating to service-based vesting conditions. See note 13 to our consolidated financial statements for the year ended April 30, 2009 included in this 10-K regarding the assumptions underlying the  valuation of these grants.

(2) Stock Awards in fiscal 2009 represents the issuance of  shares each  of our common stock to Mr. Lazo, Mr. Daub, Mr. Davidson and Mr. Brian Kenny  under the Plan in our fourth quarter of fiscal 2009. Each individual was awarded 250,000 shares  as a bonus for  services they have provided the Company which are at fair market value on the date of grant valued in accordance with FAS 123R at $0.16 per share.

(3) In fiscal 2009 and 2008 Mr. Kenny converted $10,000  and  $25,000 of compensation, respectively ,  due him into 28,571 and 50,000, respectively,  shares of the Company’s common stock which amount is included in salary in the above table.  Other compensation of $6,959 in fiscal 2009 and $24,609 in fiscal 2008 represents payments of personal major medical and life insurance premiums. We implemented a corporate sponsored group life and health plan in March 2008which does not discriminate in scope, terms of operation, in favor of executive officers and is available to all salaried employees.

(4) In addition to the value of stock granted to Mr. Daub ($40,000) also  includes  the value of  warrants issued to Mr. Daub to purchase 300,000 shares of our common stock  in our second quarter fiscal 2009 for services he has provided the Company which are at fair market value on the date of grant valued in accordance with FAS 123R at $0.014 per share. The warrants are exercisable for 5 years from the date of issuance and have an exercise price of $0.50 per share.  Other compensation of $2,161 in fiscal 2008 represents payments of personal major medical premiums.

INCENTIVE PLANS

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

Also on March 12, 2009, the Company granted 1,175,000 shares of  its common stock under the Plan  to several of  its employees as consideration for past services they have performed for the Company. The stock awards vested immediately upon grant. The stock we issued to our Named Executive Officers were valued based on the market price of the shares on the over-the-counter Bulletin Board on the date  the shares were granted.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2009

The following table sets forth information regarding grants of plan-based awards to each of the Named Executive Officers during fiscal 2009.

						All Other
					All Other	Option
					Stock	Awards:
		Estimated Future Payouts Under			Awards:	Number of	Exercise or	Grant Date
		Non-Equity Incentive Plan Awards			Shares of	Securities	Base Price	Fair Value of
					Stock or	Underlying	Of Option	Stock and
	Grant	Threshold	Target	Maximum	Units	Options	Awards	Option awards
NAME	Date	($)	($)	($)	(#)(1)	(#)(2)	($/Sh) (3)	(S) (4)

J. Patrick Kenny	03/12/09	-	-	-	-	2,500,000	0.176	225,000

Jason Lazo	03/12/09	-	-	-	250,000	500,000	0.160	85,000

Jeffrey Daub (5)	03/12/09	-	-	-	250,000	300,000	0.160	67,000

Brian Kenny	03/12/09	-	-	-	250,000	575,000	0.160	91,950

Charles Davidson	03/12/09	-	-	-	250,000	125,000	0.160	51,250

(1) Stock awards vested immediately upon grant.

(2) Options vest and become exercisable in four annual installments over the course of four years.

(3) The exercise price for option awards for Mr. Lazo and Mr. Daub is the fair market value  per share of our common stock and for Mr. Kenny the exercise price is at a 10% premium to such value, which is defined under the  Plan as the closing price per share on the grant date.

(4) This column represents the full grant date fair value of each individual equity award calculated in accordance with SFAS 123R. For additional information on the valuation assumptions used in the calculation of these amounts, refer to Note 13 to the consolidated financial statements included in our annual report on from 10-K for the year ended April 30, 2009, as filed with the SEC. These amounts generally reflect the amount that we  will expense in our financial statements over the award’s vesting schedule, and do not correspond to the actual value that will be recognized by the Named Executive Officers.

(5) During our year ended April 30, 2009 the Company issued Mr. Daub warrants to purchase 300,000 shares of our common stock at an exercise price of $0.50 per shares. These warrants are not included in the above table as they were not  granted   in accordance with
a company plan. The fair value of the warrants were  calculated using the Black-Scholes formula and market date of our common stock on the date of grant aggregated $4,200.

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL 2009

The following table lists all outstanding equity awards held by each f the Named Executive Officers as of April 30, 2009.

	Equity Awards					Stock Awards
			Equity					Equity	Equity
			Incentive					Incentive	Incentive
	Number of	Number of	Plan Awards:					Plan Awards:	Plan Awards:
	Unearned	Unearned	Number of				Market	Number of	Market Value
	securities	securities	Securities			Number of	Value of	Unearned	Of Unearned
	Underlying	Underlying	Underlying			Shares or	Stock	Shares, Units	Shares, Units
	Unexercised	Unexercised	Unexercised	Option		Units of Stock	that	or Other	or Other
	Options	Options	Unearned	Exercise	Option	That Have	Have Not	Rights That	Rights That
	(#)	(#)	Options	Price	Expiration	Not Vested	Vested	Have Not	Have Not
NAME	Exercisable (1)	Inextricable	(#)	($)	Date (2)	(#)	($)	Vested (#)	Vested (#)

J. Patrick Kenny	-	-	2,500,000	0.176	03/11/14	-	-	-	-

Jason Lazo	-	-	500,000	0.160	03/11/14	-	-	-	-

Jeffrey Daub	-	-	300,000	0.016	03/11/14	-	-	-	-

Brian Kenny	-	-	575,000	0.160	03/11/14	-	-	-	-

Charles Davidson	-	-	125,000	0.160	03/11/14	-	-	-	-

(1) Options vest and become exercisable in four equal annual installments over the course of four years.

(2) The expiration date of each option occurs 5 years after the date of grant of each option.

EMPLOYMENT AGREEMENTS

We have not entered into any employment agreements with our executive officers or other employees to date. We may enter into employment agreements with them in the future.

DIRECTOR COMPENSATION

The following table represents a summary of the compensation paid to our directors for their services on our board of directors during the fiscal year ended April 30, 2009. Except as listed below, there were no bonuses, other annual compensation, restricted stock awards or stock options/SARs, or any other compensation paid to the directors listed for their services as a director of the Company. Except as disclosed in the table below, no compensation was paid to our directors for any of the last three fiscal years for their services as directors of the Company.

Directors Compensation for the Fiscal Year Ended April 30, 2009

Name	Cash Fees ($) (1)	Option Awards ($) (2)	Total ($)
Bruce Klein	$25,000	$9,000	$34,000
Thomas Schwalm	25,000	9,000	34,000
Marvin Traub	25,000	9,000	34,000
Fredrick Schulman	25,000	9,000	34,000
Hubert Millet	25,000	9,000	34,000

(1)	Cash fees represent amounts earned but not paid in fiscal 2009 for services rendered as a director. The board has not made a determination whether such amounts will be paid in cash or common stock.

Option awards represent the compensation cost recognized in the fiscal year ended April 30, 2009 as calculated in accordance with FAS 123R with respect to all option awards granted to our directors in fiscal 2009. There were no such awards to our directors prior to our fiscal 2009 year. In fiscal 2009 each director was issued  options to purchase 100,000 shares of our common stock at an exercise price of $0.16 which was the market value of our common stock on the date of grant. Each of the options vested immediately upon grant and are exercisable for  a period of 5 years from the date of grant. The options were issued as consideration for cumulative services the directors have provided us  and it is not the intention of the Company to issue stock options to the directors for their services.

In fiscal 2009, our CEO was paid interest on loans he made to the Company (These payments are described in the section of this report entitled “Certain Relationships and Related Party Transactions”). In fiscal 2009, Companies wholly owned by Marvin Traub and Bruce Klein earned consulting fees of $100,000 and $84,000, respectively, for work not related to serving on our board. In addition, in fiscal 2009,we issued a company  controlled by Fred Schulman options to purchase 400,000 shares of our common stock which had an aggregate value of $21,000 on the date of grant  for legal services rendered to our Company (See “Certain Relationships and Related Party Transactions”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND EXECUTIVE OFFICERS AND RELATED SHAREHOLDER MATTERS

The following table sets forth, as of July 31, 2009, certain information regarding the ownership of our voting securities by each stockholder known to our management to be (i) the beneficial owner of more than 5% of our outstanding common stock, (ii) our directors, (iii) our named executive officers (iv) two additional employees of the Company whose received total compensation of greater than $100,000 in fiscal 2009 and (iv) all executive officers and directors as a group. We believe that, except as otherwise indicated, the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares. Percentage of ownership is based on 94,016,716 shares of Common Stock issued and outstanding at July 31, 2009, plus, as to the holder thereof only and no other person, the number of shares of Common Stock which may be acquired on conversion of our preferred stock or are subject to options, warrants and convertible debentures exercisable or convertible within 60 days of July 31, 2009 by that person.

	Number of Shares of		Percentage of
	Common Stock		Outstanding
Name	Beneficially Owned		Shares
J. Patrick Kenny	14,621,154	(1)	15.55%
30 Old Wagon Road
Wilton, CT 06877

Bruce Klein	9,372,691	(2)	9.97%
123 Elbert Street
Ramsey, NJ 07446

Kenneth Close	9,014,758	(3)	9.57%
3708 Oliver Street NW
Washington, DC 20015

Thomas Schwalm	3,868,073	(4)	4.10%
5983 SE Morning Dove Way
Hobe Sound, FL 33455

Jason Lazo	1,265,034	(5)	1.35%
144 Wire Mill Rd.
Stamford, CT 06903

Marvin Traub	1,772,291	(6)	1.88%
535 Fifth Avenue
New York, NY 10022

Fredrick Schulman	1,907,105	(7)	2.02%
241 Fifth Ave, Suite 302
New York, NY 10016

Hubert Millet	234,164	(8)	0.25%
102 Queens Garden Dr
Thousand Oaks, CA 91361

Jeffrey Daub	550,000	(9)	0.58%
21 Richard RD
Mahopac, NY 10541

Brian Kenny	447,000	(10)	0.51%
30 Old Wagon Road
Wilton, CT 06877

Charles Davidson	549,160	(11)	0.58%
152 Ridgedale Ave.
Madison, NJ 07940

Enable Growth Partners, LP	9,575,572	(12)	9.99%
1 Ferry Bldg Ste 255
San Francisco, CA 94111

All Directors, Officers	33,590,,512		35.70%
and Management as a group (8
persons)

(1) Includes 10,000,000 shares owned by Kenny LLC I, and 2,000,000 shares owned by Kenny LLC II, entities controlled by Mr. Kenny. Does not include 447,000 shares owned by Mr. Kenny's son and 191,263 shares owned by Mr. Kenny's brother, as to which shares Mr. Kenny disclaims beneficial ownership, or options to purchase 2,500,000 shares of our common stock  which were granted to Mr. Kenny which will not be exercisable within  60 days of  July 31, 2009. As of July 31, 2009 Mr. Kenny has pledged 6,000,000 of his shares as security for a Company debt financing. which are included above.

(2) Includes 6,700,000 shares owned by Peter Christian and Associates, LLC, and 1,500,633 shares owned by Victory Partners, LLC, entities controlled by Mr. Klein, 55,556, shares owned by Vigilant Investors, of which Mr. Klein is a partner, and 550,000 and 450,000 shares owned by the wife and sons of Mr. Klein respectively and options to purchase 100,000 shares granted to Mr. Klein. Mr. Klein disclaims beneficial ownership of the shares owned by his wife, his son, and Vigilant Investors., As of July 31, 2009 Mr. Klein has pledged 1,200,000 of his shares as security for a Company debt financing. which are included above.

(3) Includes 4,701,167 shares owned by Nexcomm International Beverage, LLC, an entity controlled by Mr. Close, 211,136 shares in trusts for the benefit of Mr. Close’s four children of which Mr. Close is a trustee, warrants to purchase 83,333 shares, and options to purchase 100,000 shares.

(4) Includes 3,498,434 shares and warrants to purchase 155,556 shares owned by Greenwich Beverage Group, LLC ("Greenwich"), an entity controlled by Mr. Schwalm. Also includes 1,500 shares owned by a trust of which Mr. Schwalm is co-trustee, as to which shares Mr. Schwalm disclaims beneficial ownership, and options to purchase 100,000 shares granted to Mr. Schwalm.

(5) Includes 907,434 shares owned by Lazo, LLC, an entity controlled by Mr. Lazo and 100,000 shares owned by Mr. Lazo’s daughters. ,Does not include options to purchase ,500,000 shares of our common stock  which were granted to Mr. Kenny which will not be exercisable within  60 days of  July 31, 2009. As of July 31, 2009 Mr. Lazo  has pledged 907,434 of his shares as security for a Company debt financing. which are included above.

(6) Includes options to purchase 100,000 shares. Does not include 22,222 shares owned by Mr. Traub's son, as to which shares Mr. Traub disclaims beneficial ownership. As of July 31, 2009 Mr. Traub has pledged 896,286 of his shares as security for a Company debt financing. which are included above.

(7) Includes 219,970 shares owned by Mr. Schulman's wife, Lois Shapiro, to which shares Mr. Schulman disclaims beneficial ownership and options to purchase 500,000 shares.

 (8) Includes options to purchase 100,000 shares.

 (9) Includes warrants to purchase 300,000 shares. Does not include options to purchase  300,000 shares of our common stock  which were granted to Mr. Daub which will not be exercisable within  60 days of  July 31, 2009

(10) Does not include options to purchase ,575,000 shares of our common stock  which were granted to Mr.,. Kenny which will not be exercisable within  60 days of  July 31, 2009.

(11)  Includes 299,160 shares owned by Crinj, an entity controlled by Mr. Davidson.  Does not include options to purchase 100,000 shares of our common stock  which were granted to Mr.,. Kenny which will not be exercisable within  60 days of  July 31, 2009.

(12) Includes 1,834,853 shares purchasable on conversion of convertible preferred stock. Does not include an additional 16,778,204 shares purchasable upon conversion of convertible preferred stock due to provisions of the Certificate of Designation with respect to our Series A Preferred Stock, which generally prevent conversion of the preferred stock if conversion would result in beneficial ownership by the holder of greater than 9.99% of our shares.

Equity Compensation Plan Information

The following table sets forth information at April  31, 2009 regarding compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise outstanding options, warrants, restricted stock and rights	Weighted -average exercise price of outstanding options, warrants, restricted stock and rights	Number of securities remaining available for future Issuances under equity compensation plans

Equity compensation plans approved by security holders	5,775,000	$0.22	3,050,000

Equity compensation plans not approved by security holders	6,444,424	0.85	-

	12,219,424	$0.55	3,050,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Consulting and Marketing Fees

For each of the years ended April 30, 2009 and 2009, the Company incurred fees for services rendered related to sales and marketing payable to a limited liability company which was controlled by Bruce Klein, a member of the Company’s board of directors, and previous  chairman of the board aggregating $84,000. As of April 30, 2009 and 2008  unpaid fees owed to the chairman's firm, aggregated $174,550 and  $98,550, respectively.

In fiscal 2003 we entered into a consulting agreement with a company wholly owned by Marvin Traub,  a member of the Company's board of directors. Under the agreement the consulting company is being compensated at a rate of $100,000 per annum. As of April 30, 2009 and 2008 we were indebted to the consulting company in the amount of $256,248 and  $156,248, respectively.

Legal Fees

For the year ended the Company granted to Fredrick Schulman, a member of our board of directors , options to purchase 400,000 shares of our Company stock, under our Plan,  for legal services he provided the Company. The fair market value of the options issued, which vested 100% upon grant, aggregated $45,000 based on the assumptions disclosed in Note 13 of our consolidated financial statements for the 2009 fiscal year.   For the years ended April 30, 2008, the Company incurred legal fees payable to a company which was controlled by  Mr. Schulman aggregating.  $57,633.

Royalty Fees

We incurred  royalty expenses of approximately $30,000 and $62,000 in fiscal 2009 and 2008, respectively, to Alive Sprits LLC which we own 25 percent membership interest.

Loan Payable

From July 2007 through April 2009 the Company borrowed an aggregate of $654,435 from  J. Patrick Kenny, our CEO,  for working capital purposes.   The borrowings bear interest at 12% per annum.. For  the years ended April 30, 2009 and 2008 interest incurred on this loan aggregated $38,204 and $37,798, respectively.  As of  April 30, 2009 and, 2008 amounts owed to our CEO on these loans including accrued and unpaid interest aggregated $305,935 and $232,547, respectively.

Independence of Directors

The Board of Directors has determined that each of our directors, except Mr. Kenny and Mr. Klein, are independent “directors” within the meaning of the applicable rules and regulations of the SEC and the director independence standards of NASDAQ. Neither Mr. Schulman nor Mr. Traub would be viewed as an independent member of the Audit Committee under NASDAQ corporate governance rules.

ITEM 14. PRINCIPAL ACCOUNTANTS' FEES AND SERVICES

Set forth below are the fees billed by the Company’s independent principal accountants for the past two years for services provided to the Company.

Audit fees: We engaged Bernstein & Pinchuk, LLP as our principal accountants to perform the audit of our financial statements for the year ended April 30, 2009. During the year ended April 30, 2008 we were billed $90,000 including amounts billed for the audit of the Company for the year ended April 30, 2007 and fees related to quarterly reviews during the year ended April 30, 2008. During the year ended April 30, 2009 we were billed $107,000 including amounts billed for the audit of the Company for the year ended April 30, 2008 and fees related to quarterly reviews for the year ended April 30, 2009. These fees include required audits and reviews of Olifant USA, Inc.  a Company which we acquired 90% of  the common stock during our 2009 fiscal year. We have not yet been billed for the audit of the Company for the year ended April 30, 2009.

Tax fees: None

All Other Fees: For the year ended April 30, 2008 we were billed by our principal accountants $38,000 for the services relating to a potential acquisition and $3,000 relating to our Registration Statement which was declared effective on June 5, 2009.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements.

See “Index to Financial Statements” in item 8 on page     of this Annual Report on form 10-K.

(2)	Financial Statement Schedules.

All financial statement schedules are omitted either because they are not required, not applicable or the required information is included in the financial statements or notes thereto.

(3)	Exhibits.

(b)

ITEM 13. EXHIBITS

(A) Exhibit Index

2.1	Agreement and Plan of Share Exchange, dated as of June 9, 2004, among Gourmet Group, Inc., Drinks Americas, Inc. and the shareholders of Drinks Americas, Inc.

3.1	Certificate of Incorporation of Drinks Americas Holdings, Ltd.

3.2	By-Laws of Drinks Americas Holdings, Ltd.

3.3**	Certificate of Designation of Series A Convertible Preferred Stock.

3.4*	Certificate of Amendment of Certificate of Incorporation of Drinks Americas Holdings, Ltd. dated January 16, 2009

4.1	Form of 10% Convertible Promissory Note issued by Gourmet Group, Inc., including Registration Rights provisions.

42****	Form of 10% Senior Convertible Promissory Note, dated March 2005, issued by Drinks Americas Holdings, Ltd. issued by Drinks Americas Holdings, Ltd. to investors in its Bridge Notes financing.

4.3****	Form of Stock Purchase Warrant, dated March 2005, issued by Drinks Americas Holdings, Ltd to investors in its Bridge Note financing.

4.4*****	Form of Securities Purchase Agreement, dated as of January 30th, 2007 between Drinks Americas Holdings, Ltd. and certain investors.

4.5*****	Form of Registration Rights Agreement, dated as of January 30th, 2007 between Drinks Americas Holdings, Ltd. and certain investors.

4.6*****	Form of Common Stock Purchase Warrant, dated as of January 30th, 2007 between Drinks Americas Holdings, Ltd. and certain investors.

4.7*****	Form of Placement Agent Agreement between Drinks Americas Holdings,Ltd. and Midtown Partners Co., LLC dated as of October 25th, 2006.

4.8*****	Form of Placement Agent Warrant, dated as of January 30th, 2007 between Drinks Americas Holdings, Ltd. and Midtown Partners Co., LLC.

4.9*******	Form of Securities Purchase Agreement dated as of December 18, 2007 Between Drinks Americas Holdings, Ltd. and certain Investors.

4.10*******	Form of Registration Rights Agreement, dated as of December 18, 2007 Between Drinks Americas Holdings, Ltd and certain Investors.

4.11*******	Form of Placement Agent Agreement between Drinks Americas Holdings, Ltd. and Midtown Partners Co., LLC.

4.13*******	Form of Placement Agent Warrant, dated as of December 18, 2007 between Drinks Americas Holdings, Ltd. and Midtown Partners Co., LLC.

4.14*********	Form of Notice to Warrant Holders dated October 27, 2008

4.15*********	Form of Notice to Other Warrant Holders dated October 28, 2008
4.16**************
Form of Securities Purchase Agreement, dated as of June 18, 2009 between Drinks Americas Holdings, Ltd., St. George Investments, LLC, J. Patrick Kenny and certain other parties thereto. (Inadvertently filed as Exhibit 4.14 in our 8K filing on June 19, 2009)

4.17**************	Form of Debenture, dated June 18, 2009 issued by Drinks Americas Holdings, Ltd., to St. George Investments, LLC(Inadvertently filed as Exhibit 4.15 in our 8K filing on June 19, 2009)

4.18**************
Form of Pledge Agreement, dated June 18, 2009 between Drinks Americas Holdings, Ltd., St. George Investments, LLC, J. Patrick Kenny and certain other parties thereto.(Inadvertently filed as Exhibit 4.16 in our 8K filing on June 19, 2009)

10.1	Form of 10% Promissory Note issued by Drinks Americas, Inc. to Gourmet Group, Inc. relating to the proceeds of the Private Placement.

10.2	Agreement, dated April 6, 2004, between Paul Newman, Newman's Own,Inc. and Drinks Americas, Inc. relating to the distribution of Newman's Own Lightly Sparkling Fruit Juices.

10.3	Letter, dated May 12, 2003, from Interamericana de Licores, S.A. to Drinks Americas, Inc. relating to the production of Cohete Rum.

10.4	Purchase Agreement, dated July 29, 2003, between Drinks Americas, Inc. and Aguila Tequila Partners relating to Aguila Tequila.

10.5	Agreement, dated June 24, 2003, between Xanadu Wines Limited and Drinks Americas, Inc. relating to the distribution of Xanadu Normans Wines.

10.6	Interest Purchase Agreement, dated December 9, 2002, between Drinks Americas, Inc. and Shep Gordon.

10.7	Assignment, dated December 9, 2002, from Shep Gordon to Drinks Americas,Inc. of the limited liability company interests in Old Whiskey River Distilling Company LLC.

10.8	Assignment, dated December 9, 2002, from Shep Gordon to Drinks Americas, Inc. of the limited liability company interests in Y Sake LLC.

10.9	Assignment, dated December 9, 2002, from Alive Enterprises, Inc. to Old Whiskey River Distilling Company LLC of Trademark rights to Old Whiskey River.

10.1	Assignment, dated December 9, 2002, from Alive Enterprises, Inc. to Y Sake LLC of Trademark rights to Y Sake.

10.11	Trademark License Agreement, dated December 9, 2002, between Drinks Americas, Inc. and Old Whiskey River Distilling Company LLC relating to Old Whiskey River and Willie Nelson.

10.12	Trademark License Agreement, dated December 9, 2002, between Drinks Americas, Inc. and Y Sake LLC relating to Y Sake and Roy Yamaguchi.

10.13	Distributor Rights Agreement, dated December 9, 2002, between Old Whiskey River Distilling Company LLC and Drinks Americas, Inc.

10.14	Distributor Rights Agreement, dated December 9, 2002, between Y Sake LLC and Drinks Americas, Inc.

10.15	Consulting and Exclusive Referral Agreement, dated December 9, 2002,by and among Shep Gordon, Drinks Americas, Inc. and Maxmillian Partners, LLC.

10.16	Sublease Agreement, dated August 12, 2002, by and between Blau Marketing Technologies, Inc. as Sublandlord and Maxmillian Partners,LLC as subtenant.

10.17	Amended and Restated License Agreement, dated December 10, 2002, between Old Whiskey River Distilling Company, LLC and Willie Nelson.

10.18	Consulting Letter Agreement, dated March 28, 2002, between Marvin Traub Associates, Inc. and Maxmillian Partners, LLC.

10.19	Letter, dated October 28, 2002, from DAS Communications Ltd. (David Sonenberg) to Drinks Americas, Inc.

10.2	Restated (Demand) Promissory Note, dated as of July 9, 2004, in the amount of $290,000 from Drinks Americas, Inc. to Fredrick Schulman as agent for the payees.

10.21	Promissory Note, dated May 10, 2004, in the amount of $200,000 from Drinks Americas, Inc. to Bank Leumi USA.

10.22	Unlimited Guaranty, dated May 13, 2004, from Drinks Americas, Inc. to Bank Leumi USA.

10.23	Secured Convertible Note and Agreement, dated April 8, 2003, in the amount of $200,000 from Maxmillian Partners LLC to Nexcomm International Beverages, LLC.

10.24	Guaranty Agreement, dated April 8, 2003, between Drinks Americas, Inc.and Nexcomm International Beverages, LLC.

10.25	Security Agreement, dated April 8, 2003, by and between Drinks Americas, Inc. and Nexcomm International Beverages, LLC.

10.26	Secured Convertible Note and Agreement, dated July 28, 2003, in the amount of $200,000 from Maxmillian Partners LLC to Nexcomm International Beverages, LLC.

10.27	Security Agreement, dated July 28, 2003, by and between Maxmillian Partners LLC and Kenneth H. Close.

10.28	Security Agreement, dated July 28, 2003, by and between Drinks Americas, Inc. and Kenneth H. Close.

10.29	Guaranty Agreement, dated July 28, 2003, between Maxmillian Mixers LLC and Kenneth H. Close.

10.3	Promissory Note, dated October 15, 2004, in the amount of 155,975 from Drinks Americas, Inc. to Nexcomm International Beverages, LLC.

10.31	Note, dated October 15, 2004, in the amount of $352,167 from Drinks Americas, Inc. to Kenneth H. Close.

10.32	Promissory Note, dated October 15, 2004, in the amount of $44,560 from Drinks Americas, Inc. to Kenneth H. Close.

10.33	Security Agreement, dated October 15, 2004, by and between Drinks Americas, Inc. and Nexcomm International Beverages, LLC.

10.34****	Form of Registration Rights Agreement between Drinks Americas Holdings, Ltd and the investors in its Bridge Notes financing.

10.35***	Amended and Restated Promissory Note, dated December 26, 2005, by and between Drinks Americas Holdings, Ltd. and Kenneth H. Close for $776,167.

10.36***	Asset Purchase Agreement, dated as of October, 2005, by and between Drinks Americas Holdings, ltd. and Rheingold Brewing Company, Inc.

10.37***	Loan Agreement, dated June 1, 2006, by and between D.T. Drinks, LLC and Production Finance International, LLC.

10.38***	Loan and Security Agreement, dated June 1, 2006, by and between Drinks Americas, Inc., Drinks Global Imports, LLC, D.T. Drinks, LLC and Business Alliance Capital Company.

10.39******	Licensee Agreement between Trump Marks, LLC and D.T. Drinks, LLC,dated November 15, 2005.

10.40******	Agreement between D.T. Drinks, LLC and A.H. Wanders B.V., dated August 10, 2006.

10.41*******	Exclusive Distribution Agreement between Damiana Importing, Inc. and Drinks Americas, Inc., dated May 25, 2005.

10.42******	Requirements Agreement between Wynn Starr Flavors, Inc. and Drinks Americas, Inc., dated February 19, 2003.

10.43**	Registrant's Incentive 2007 Stock Plan.

10.44**********	Form of Stock Purchase Agreement dated as of January 15, 2009 by and among Drinks Americas, Inc, Jack McKenzie and Paul Walraven

10.45***********	Form of Promissory Note of Drinks Americas, Inc. in the aggregate amount of $800,000 payable to Jack McKenzie and Paul Walraven.

10.46************	Form of Forbearance and Modification Agreement

10.47*************	Form of Account Purchase Agreement

10.48**************	Registrant's Incentive 2008 Stock Plan.

14.0***	Code of Ethics

21.1(a)***	List of Subsidiaries of Drinks Americas Holdings, Ltd.

31.1*	Certification by J. Patrick Kenny, Chief Executive Officer, pursuant to Rule 13a-14 (a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Jeffery Daub, Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by J. Patrick Kenny, Chief Executive Officer, pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Jeffery Daub, Chief Financial Officer, pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

14.0***	Code of Ethics

21.1(a)***	List of Subsidiaries of Drinks Americas Holdings, Ltd.

23.2*	Consent of accountants for use of their report.

31.1*	Certification by J. Patrick Kenny, Chief Executive Officer, pursuant to Rule 13a-14 (a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Jeffery Daub, Chief Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by J. Patrick Kenny, Chief Executive Officer, pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Jeffery Daub, Chief Financial Officer, pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Numbers with (*) are filed herewith. Numbers with (**) have been incorporated by reference to our Post-Effective Amendment No. 1 to Form SB-2 filed on January 22, 2008. Numbers with (***) have been incorporated by reference to our Form 10-KSB filed on August 14, 2006. Numbers with (****) have been incorporated by reference to our Form 8-K filed on March 25, 2005. Numbers with (*****) have been incorporated by reference to our Form 8-K filed January 31, 2007. Numbers with (******) have been incorporated by reference to our Form SB-2 filed on March 19, 2007. Numbers with (*******) have been incorporated by reference to our 8-K filed on December 19, 2007. Numbers with (********) have been incorporated by reference to our 8-K filed on December 19, 2007. Numbers with (*********) have been incorporated by reference to our 8-K filed on October 27, 2008. Numbers with (**********) have been incorporated by reference to our 8-K filed on January 15, 2009. Numbers with (***********) have been incorporated by reference to our 8-K filed on February 4, 2009. Numbers with (************) have been incorporated by reference to our 8-K filed on April 16, 2009. Numbers with (*************) have been incorporated by reference to our 8-K filed on June 19,  2009. Numbers with (*************) have been incorporated by reference to our Schedule 14a filed on December 22, 2009. All other exhibits have been incorporated by reference to our Form 8-K filed on March 9, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on August  13, 2009.

Drinks Americas Holdings, Ltd.

By: /s/ J. Patrick Kenny
J. Patrick Kenny -
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date
/s/ J. Patrick Kenny
J. Patrick Kenny	Chief Executive Officer, Chairman of the Board	August 13, 2009

/s/ Jeffrey Daub
Jeffrey Daub	Chief Financial Officer	August 13, 2009

/s/ Jason Lazo
Jason Lazo	Chief Operating Officer	August 13, 2009

/s/ Bruce Klein
Bruce Klein	Director	August 13, 2009

/s/ Frederick Schulman
Frederick Schulman	Director	August 13, 2009

/s/ Marvin Traub
Marvin Traub	Director	August 13, 2009

/s/ Hubert Millet
Hubert Millet	Director	August 13, 2009

DRINKS AMERICAS HOLDINGS, LTD. AND AFFILIATES

FINANCIAL STATEMENTS

Page

FINANCIAL STATEMENTS FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FINANCIAL STATEMENTS	2

Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Consolidated Statements of Changes in the Shareholders' Equity
(Deficiency)	5

Consolidated Statements of Cash Flows	6-7

Notes to Consolidated Financial Statements	8-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Drinks Americas Holdings, Ltd.

We have audited the accompanying consolidated balance sheets of Drinks Americas Holdings, Ltd. and Affiliates (the "Company") as of April 30, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended April 30, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2009 and 2008 and the results of its operations, changes in shareholders' equity and its cash flows for the years ended April 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bernstein & Pinchuk LLP

New York, NY
August 13, 2009

DRINKS AMERICAS HOLDINGS, LTD AND AFFILIATES CONSOLIDATED BALANCE SHEETS

	April 30,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$30,169	$133,402
Accounts receivable, net of allowances of $128,751 and $24,000	41,796	583,949
Due from factors	31,786	-
Inventories, net of allowances	1,204,266	1,844,412
Other current assets	374,671	445,278

Total current assets	1,682,688	3,007,041

Property and Equipment, at cost less accumulated depreciation	58,900	91,307
Investment in Equity Investees	73,916	69,028
Intangible assets, net of accumulated amortization of $245,678 and $416,749	1,892,650	735,559
Deferred loan costs, net of accumulated amortization of $335,452 and $287,904	-	22,548
Other assets	467,912	644,762

Total Assets	$4,176,066	$4,570,245

Liabilities and Shareholders’ Equity (Deficiency)
Current Liabilities:
Notes and loans payable	$799,329	$1,057,940
Loans Payable-related party	305,935	232,547
Accounts payable	2,746,181	1,866,477
Accrued expenses	2,900,425	1,235,165

Total current liabilities	6,751,870	4,392,129

Long-term debt, less current maturities	600,000	-

	7,351,870	4,392,129

Minority interest
	130,944	-
Commitments and Contingencies (Note )

Shareholders’ equity deficiency
Preferred Stock, $0.001 par value; 1,000,000 shares authorized; issued and outstanding 11,000 shares(redemption value $11,000,000)	11	11
Common Stock, $0.001 par value; 500,000,000 and 100,000,000, respectively, authorized; issued and outstanding 87,662,383 and 81,188,224 shares, respectively	87,662	81,189
Additional paid-in capital	34,206,433	32,656,684
Accumulated deficit	(37,600,854)	(32,559,768)
	(3,306,748)	-
	$4,176,066	$4,570,245

 See notes to consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD AND AFFILIATE
CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED APRIL 30, 2009 AND 2008

	2009	2008

Net sales	$2,477,617	$4,509,070

Cost of sales	1,969,437	2,824,237

Gross profit	508,180	1,684,833

Selling, general and administrative expenses	5,720,024	7,838,481

Loss from Operations	(5,211,844)	(6,153,648)

Other income (expenses):
Interest expense	(150,631)	(164,205)
Minority interest	2,389	-
Impairment of intangible asset	(90,000)	-
Other	409,000	6,905

Total other income (expenses)	170,758	(157,300)

Net loss	(5,041,086)	(6,310,948)

Net loss per share (basic and diluted)	$(0.06)	$(0.08)

Weighted average number of common shares (basic and diluted)	83,947,221	80,014,601

See accompanying notes to the consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD AND AFFILIATES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY) YEARS ENDED APRIL 30, 2009 AND 2008

	Preferred Stock		Common Stock

	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Accumulated Equity (Deficit)
Balance April 30, 2007	-	$-	79,533,574	$79,534	$28,971,010	$(26,248,820)	$2,801,724

Issuances of shares for cash	3,000	3	-	-	2,759,997	-	2,760,000

Exchange of common shares for preferred shares	8,000	8	(4,444,445)	(4,444)	4,436	-	-

Exchange of warrants for common shares	-	-	5,000,000	5,000	(5,000)	-	-

Issuance of shares and warrants for services	-	-	1,099,095	1,099	926,241	-	927,340

Net loss for the year	-	-	-	-	-	(6,310,948)	(6,310,948)

Balance, April 30, 2008	11,000	11	81,188,224	81,189	32,656,684	(32,559,768)	178,116

Issuances of shares for cash	-	-	3,944,445	3,944	713,981	-	717,925

Issuance of shares, warrants and options for services	-	-	1,893,092	1,893	702,412	-	704,305

Issuance of shares in settlement of note payable	-	-	350,000	350	90,650	-	91,000

Issuance of shares for loan extension	-	-	286,622	286	42,706	-	42,992

Minority interest in net assets of acquired consolidated subsidiary	-	-	-	-	-	-	-

Minority interest in net loss of consolidated subsidiary	-	-	-	-	-	-	-

Net loss for the year	-	-	-	-	-	(5,041,086)	(5,041,086)

Balance, April 30, 2009	11,000	$11	87,662,383	$87,662	$34,206,433	$(37,600,854)	$(3,306,748)

See notes to consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 2009 AND 2008

	2009	2008
Cash flows From Operating Activities:
Net loss	$(5,041,086)	$(6,310,948)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	167,610	217,851
Impairment of intangible asset	90,000
Allowance for doubtful accounts	119,781	4,600
Stock and warrants issued for services of vendors	311,684	149,741
Gain on extinguishment of debt	(409,000)	-
Earnings in equity method investees	(4,888)	(7,392)
Minority interest in net loss of consolidated subsidiary	(2,389)	-
Changes in operating assets and liabilities:
Accounts receivable	510,313	299,130
Due from factor	(31,786)	-
Inventories	857,918	407,962
Other current assets	97,678	601,594
Other assets	338,047	176,359
Accounts payable	391,532	372,301
Accrued expenses	1,974,886	240,536

Net cash used in operating activities	(629,700)	(3,848,266)

Cash Flows From Investing Activities:
Cash assumed of acquired business	17,150	-

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	717,926	-
Proceeds from issuance of preferred stock	-	2,760,000
Proceeds from debt	220,056	604,453
Repayment of debt	(96,948)	(380,151)
Working capital revolvers	(306,717)	52,598
Payments for loan costs	(25,000)	(50,000)

Net cash provided by financing activities	509,317	2,986,900

Net decrease in cash and equivalents	(103,233)	(861,366)

Cash and equivalents - beginning	133,402	994,768

Cash and equivalents - ending	$30,169.000	$133,402

See notes to consolidated financial statements.

Supplemental disclosure of non-cash investing and financing transactions:

Increase in other assets and additional paid in capital equal to the value of stock and warrants issued	$307,058	$416,520

Increase in other current assets equal to the value of common stock issued	$-	$80,000

Payment of accrued expenses with shares of common stock	$273,000	261,078

Accrued interest capitalized to debt principal	$36,623	$-

Settlement of debt with issuance of common stock	$91,000	$-

Acquisition of business
Current assets less current liabilities	(138,237)	-
Intangible assets	1,333,333	-
Minority interest	(133,333)	-
Payable to sellers	(1,061,763)	-
	$-	$-

Supplemental disclosure of cash flow information:
Interest paid	$107,880	$76,343

Income taxes paid	$-	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Nature of Business

On March 9, 2005 the shareholders of Drinks Americas, Inc. ("Drinks") a company engaged in the business of importing and distributing unique, premium alcoholic and non-alcoholic beverages associated with icon entertainers, sports figures, celebrities and destinations, to beverage wholesalers throughout the United States, acquired control of Drinks Americas Holdings, Ltd. ("Holdings"). Holdings and Drinks were incorporated in the state of Delaware on February 14,  2005 and September 24, 2002, respectively. On March 9, 2005 Holdings merged with Gourmet Group, Inc. ("Gourmet"), a publicly traded Nevada corporation, which resulted in Gourmet shareholders acquiring 1 share of Holdings' common stock in exchange for 10 shares of Gourmet's common stock. Both Holdings and Gourmet were considered "shell" corporations, as Gourmet had no operating business on the date of the share exchange, or for the previous three years. Pursuant to the June 9, 2004 Agreement and Plan of Share Exchange among Gourmet, Drinks and the Drinks' shareholders, Holdings, with approximately 4,058,000 shares of outstanding common stock, issued approximately 45,164,000 of additional shares of its common stock on March 9, 2005 (the "Acquisition Date") to the common shareholders of Drinks and to the members of its affiliate, Maxmillian Mixers, LLC ("Mixers"), in exchange for all of the outstanding Drinks' common shares and Mixers' membership units, respectively. As a result Maxmillian Partners, LLC ("Partners") a holding company which owned 99% of Drinks' outstanding common stock and approximately 55% of Mixers' outstanding membership units, became Holdings' controlling shareholder with approximately 87% of Holdings' outstanding common stock. For financial accounting purposes this business combination has been treated as a reverse acquisition, or a recapitalization of Partners' subsidiaries (Drinks and Mixers).

Subsequent to the Acquisition Date, Partners, which was organized as a Delaware limited liability company on January 1, 2002 transferred all its shares of holdings to its members as part of a plan of liquidation.

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

On January 15, 2009 Drinks acquired 90% of Olifant U.S.A Inc. (“Olifant”), a Connecticut corporation, which owns the trademark and brand names and holds the worldwide distribution rights ( excluding Europe) to Olifant Vodka and Gin.

The accompanying consolidated balance sheets as of April 30, 2009 and 2008  and the consolidated results of operations, consolidated changes in shareholders' equity (deficiency)and consolidated cash flows for the years ended April 30, 2009 and 2008 reflect Holdings its majority-owned subsidiaries and Partners (collectively, the "Company") with adjustments for income and loss allocated based on percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All intercompany transactions and balances in these financial statements have been eliminated in consolidation. The amount of common and preferred shares authorized, issued and outstanding as of April 30, 2009 and 2008 are those of Holdings.

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of April 30, 2009 the Company  has a shareholders’ deficiency of (3,306,748) and has incurred significant  operating losses and negative cash flows since inception. For the year ended April 30, 2009, the Company sustained a net loss of $4,951,086 compared with a net loss of $6,310,948 for the year ended April 30, 2008, and used $629,700 in operating activities compared with $3,848,266 for the year ended April 30, 2008. We have increased our working capital as a result of  the exercise of warrants to acquire 3,944,445 shares of our common stock pursuant to our October 2008 warrant re-pricing and our June 2009 debt financing In addition we have improved our liquidity by extinguishing a significant amount of debt by exchanging it for our common stock in previous periods. We will need additional financing which may take the form of equity or debt. We anticipate that increased sales revenues will help to some extent. In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

Nature of Business

Through our majority-owned subsidiaries, Drinks, DGI and DT Drinks, and Olifant we import, distribute and market unique premium wine and spirits and alcoholic beverages associated with icon entertainers, celebrities and destinations, to beverage wholesalers throughout the United States.

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

The Company from time to time maintains balances in depository accounts in excess of FDIC insured limits. The Company has not experienced any credit losses nor anticipates any future losses in such accounts. At April 30, 2009  and  2008 amounts exceeding FDIC insured limits aggregated approximately $0 and  $98,000, respectively.

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

Inventories

Inventories are valued at the lower of cost or market, using the first-in first-out cost method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analysis and assumptions including, but not limited to, historical usage, expected future demand and market requirements. A change to the carrying value of inventories is recorded to cost of goods sold.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-lived Assets, we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. The Company's policy is to record an impairment loss at each balance sheet date when it is determined that the carrying amount may not be recoverable. Recoverability of these assets is based on undiscounted future cash flows of the related asset. The Company concluded that there was no impairment during the  years ended April 30, 2009 and 2008, respectively.

Income Taxes

Under the asset and liability method of SFAS No. 109 “Accounting for Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is provided to the extent a deferred tax asset is not considered recoverable.

The Company has adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” as interpretation of FASB Statement No. 109.” The Company has recognized no adjustment for uncertain tax provisions.

Holdings, Drinks and Olifant are C Corporations under the provisions of the Internal Revenue Code (the "Code") and applicable state statutes. Partners, Mixers and  DGI are  limited liability companies, taxed as partnerships with no income tax liabilities under the provisions of the Code and applicable state statutes.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $11,000 and $325,000 for the years ended April 30, 2009 and 2009, respectively.

Shipping and Delivery

The Company reflects as inventory costs freight-in and related external handling charges relating to the purchase of raw materials and finished goods. These costs are charged to cost of sales at the time the underlying product is sold. The  Company also incurs shipping costs on the of shipping of  product to its customers. These shipping delivery costs  are included in selling, general and administrative expenses. Shipping and delivery costs were approximately $107,000 and $190,000  for the years ended April 30, 2009 and 2009, respectively.

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

Earnings Per Share

The Company computes earnings per share under the provisions of SFAS No. 128, Earnings per Share, whereby basic earnings per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased to assume exercise of potentially dilutive and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the years ended April 30, 2009 and 2008, the diluted earnings per share amounts equal basic earnings per share because the Company had net losses and the impact of the assumed exercise of contingently issuable shares would have been anti-dilutive.

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

SFAS No. 157. “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting  principles, and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 for financial assets and liabilities on May 1, 2008; there was no material impact on the Company’s financial position or results of operations at adoption.

 FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company elected to defer adoption of the provisions of SFAS  157 that relate such items until the beginning of our 2010 fiscal year. The Company is currently evaluating the impact, if any, that the adoption of  SFAS 157, as it relates to non-financial items, will have on the Company’s operating income or net earnings.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). This Statement establishes  general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim and annual periods ending after June 15, 2009 and such, the Company will adopt SFAS No. 165 concurrent with its report filed for the interim period ending July 31, 2009. The Company does not anticipate that the adoption of SFAS No. 165 will have a material impact on its results of operations, cash flows or financial position.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS No. 157-3”),  to provide guidance on determining the fair value of financial instruments in  inactive markets. FSP FAS No. 157-3 became effective for the Company upon issuance. This standard had no impact on the Company’s results of operations, cash flows or financial position.

In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, "Earnings per Share.” This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this Staff Position, with early application not permitted. The adoption of this Staff Position, which will require us to allocate a portion of net income to these participating securities, will not have an effect on our historical reported earnings due to their anti-dilutive effect as a result of losses in all prior periods previously presented. The Company is currently evaluating effect of. FSP EITF 03-6-1, but does not expect the adoption of this pronouncement to have a material impact on its earnings per share.

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

3. Due From Factors

As of  April 30, 2009 and 2008, Due From Factors consist of the following:

2009
Accounts receivable	$153,444
Advances	(118,191)
Allowances	(3,467)
31,786

The Company has an agreement with a factor expiring September 2009 pursuant to which a substantial portion of Olifant’s accounts receivable are sold to the factor without recourse as to bad debts but with recourse as to all customer claims. Immediately upon assigning  a customer invoice the Company receives a cash advance equal to 70% of the invoice amount and is paid the balance of the invoice less fees incurred at the time the factor receives the final payment from the customer. The facility has a maximum account limit of $200,000. The factor fee is 1% of the factored receivable for every ten days the related invoice remains unpaid and is subject to a monthly administrative charge based on monthly volume. The factor has first security interest in the factored receivable of Olifant and a security interest in the related inventory.

The Company also has an agreement with a second factor entered into April 2009, pursuant to which a substantial portion of the Company’s accounts receivable, other than Olifant’s, is sold to the factor with recourse to bad debts and  other customer claims.  The Company receives a cash advance equal to 80% of the invoice amount and is paid the balance of the invoice less fees incurred at the time the factor receives the final payment from the customer. The factor fee is 1.75% for the first 30 days the invoice remains unpaid and 0.07% for each day thereafter. The facility shall remain open until a 30 day notice by either party of termination of the agreement The facility is secured by all assets of the Company other than Olifants’.

4. Inventories

As of  April 30, 2009 and 2008, Inventories consist of the following:

	2009	2008

Finished goods	$518,489	$1,012,656
Raw materials	685,777	831,756
	$1,204,266	$1,844,412

All raw materials used in the production of the Company's inventories are purchased by the Company and delivered to independent production contractors.

5. Other Current Assets

As of April 30, 2009 and 2008  Other Current Assets consist of the following:

	2009	2008
Prepaid inventory purchases	$315,592	$405,451
Prepaid insurance	-	14,994
Other	59,079	24,833
	$374,671	$445,278

6. Property and Equipment

As of April 30, 2009  and 2008 Property and Equipment consist of the following:

		Amount
	Useful Life	2009	2008
Computer equipment	5 years	$23,939	$23,939
Furniture	5 years	10,654	10,654
Automobile	5 years	68,337	68,337
Leasehold improvements	7 years	66,259	66,259
Production costs	2 years	122,449	122,449
		291,638	291,638
Accumulated depreciation and amortization		(232,738)	(200,331

		$58,900	$91,307

Depreciation expense for the years ended April 30, 2009 and 2008 amounted to $32,407 and $38,643 respectively.

7. Intangible Assets/Deferred Loan Costs

Intangible assets include the costs to acquire trademarks, license rights and distribution rights for four of the Company's alcoholic products. As of April 30, 2009 and 2008 intangible assets consist of the following:

	2009	2008
Trademark/dist and license rights	$2,138,333	$1,151,966

Accumulated amortization	(245,683)	(416,407)

	$1,892,650	$735,559

As of April 30, 2009  the gross carrying amount and accumulated amortization (both $176,966) of one of the Company’s intangible assets pertaining to distribution rights for a product the Company no longer sells has been removed. In addition, the amount of our Rheingold license rights aggregating $400,000 of which $80,076 has been amortized as of April 30, 2009. Management determined as of April 30, 2009 that based on estimated future  cash flows, the carrying amount exceeds its fair value by $90,000, therefore an impairment loss  of that amount was recognized. Management’s estimations were reached after determining that the product will require additional investment to bring the product to market.

At April 30, 2009 trademarks distribution and license rights consist of the following:

Trademarks and distribution rights of Olifant acquisition	$1,333,333
Trademarks of Rheingold acquired in 2005	230,000
Other intangibles	575,000
2,138,333

Deferred loan costs consist of costs relating to the Company's short term financing. As of April 30, 2009 deferred loan costs consist of the following:

	2009	2008
Deferred loan costs	$63,915	$63,915

Accumulated amortization	(63,915)	(41,637)

	$-	$22,548

 Aggregate amortization expense for the years ended April 30, 2009 and 2008 amounted to $135,203 and $179,208 (including $25,000 for deferred financing costs which were removed from gross carrying amount and accumulated amortization in both years), respectively.
Estimated annual amortization expense as of April 30, 2009 for the next five years are approximately as follows:

Year Ended	Amortization
April 30,	Expense
2010	$149,723
2011	149,723
2012	149,723
2013	149,723
2014	149,723

8. Other long term assets

In March 2009 in consideration for extending a note payable (see Note 9(b)) the Company issued the lender 286,623 shares of Company common stock which had a value of $42,993 on March 1, 2009. As of the April 30, 2009 the unamortized balance of the 286,623 shares issued was $30,710 which is included in Other current assets as of April 30, 2009.

In January 2009, in accordance with an employment agreement resulting from the  Olifant acquisition  the Company issued 100,000 shares of its common stock (see Note 9). The value of the stock on the date of grant aggregated $26,000 which is being amortized over the five year life of the un-extended term of the agreement. At April 30, 2009 the unamortized balance of the stock $24,505.

In August 2008 the Company entered into a three year agreement with an unrelated entity which is to provide marketing and promotional services for the Company.  Under the terms of the agreement, as consideration for the services to be provided, the Company is to issue warrants to purchase an aggregate of 350,000 shares of Company stock  at an exercise price of  $.50. The Company determined, as of the grant date  the warrants had an aggregate  value of $6,730 which is being  amortized over the three year benefit period. At April 30, 2009 the unamortized balance of the warrants  was $5,666. As of April 30, 2009 a warrant to purchase an aggregate of 275,000 shares of Company stock has been issued with 75,000 remaining to be issued.

In August 2006, in connection with an agreement with one of its sales consultants the Company issued warrants to purchase 100,000 shares of Holdings common stock at an exercise price of $0.60 per share. The agreement which was for three years,  expiring in June 30, 2009, was automatically  extended for two consecutive renewal terms  of  one year each. The warrants may be exercised at any time up to five years from the date of the agreement. The Company determined, as of the grant date of the warrants, that the warrants had a value of $18,000 which was amortized over the one year benefit period of such warrants. In addition, under the terms of the agreement, the consultant received 175,000 shares of Holdings common stock which were valued at $107,000 based on the market price of the stock at the date of the agreement. The value of stock issued is being amortized over the five year life of the consulting agreement. The consultant is to receive an additional 100,000 warrants for each contract year with an exercise price to be determined by the Company’s board of directors. On August 28, 2008, the Company  granted the consultant warrants to purchase an additional 200,000 shares of the Company’s common stock at an exercise price of $0.50 per share. This issuance satisfies the Company’s requirements for the contract years ending June 30, 2008 and 2009. Management has determined that the aggregate value of the warrants was $4,000 based on a market price of $0.28 per share of the Company stock on the date of grant. The warrants expire five years from the date of grant. The unamortized value of the aggregate  stock and warrants issued to the consultant under the agreement at April 30, 2009 and  2008 was $53,478 and  $47,682 respectively.  Also, on August 28, 2008 the consultant and the Company agreed to convert $153,000 of past due consulting fees into 306,000 shares of common stock at a value of  $0.50 per share which was at a premium to the market price on date of grant.

In February 2007, the Company entered into a five year agreement with a consulting company to provide certain financial advisory services. The Company prepaid $300,000 for such services. This amount is carried as a long-term asset and is being amortized over the five year life of the agreement. At April 30, 2009 and 2008 the unamortized balance of the agreement was $165,370 and $210,647 respectively. On August 21, 2008 the Company agreed to issue the principals of the consulting company warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The warrants were issued to the principals for their role in the Company securing a strategic relationship. The warrants expire five years from the date of grant. Management has determined that the aggregate value of the warrants was $7,000, which is included in Selling , general and administrative expenses  for the year ended April 30, 2009,  based on a market price of $0.26 per share of the Company stock on the date of grant

0n June 14, 2007, in connection with an endorsement agreement, the Company issued warrants to purchase 801,000 shares of the Company’s common stock at a price of $1.284 per share. The warrants may be exercised at any time up to June 14, 2017. The Company determined that the warrants had a value of $416,500, as of the date the warrants were granted, which is being amortized over the three year term of the endorsement agreement. The warrants have cashless exercise provisions. At April 30, 2009 and   2008, the unamortized balance of these warrants was   $155,856 and $304,034 respectively.  In addition, the Company has agreed to issue, as partial consideration for monthly consulting services, to a principal of one of the entities involved in the endorsement agreement, warrants to purchase 3,000 shares of the Company’s common stock per month at the monthly average market price.  As of  April 30, 2009 warrants to purchase 90,000 shares of the Company’s stock have been earned under this agreement of which a warrant for 54,000 shares has been issued at exercise prices ranging from $0.19 to $2.12 per share of common stock. The aggregate value of the 90,000 warrants earned, which is accounted for as consulting expense aggregate $13,440. Each warrant issuance has an exercise period of 5 years.

 9 . Acquisition

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

The Company agreed to pay the sellers $1,200,000 for its 90% interest: $300,000 in cash and Company common stock valued at $100,000 to be paid 90 days from the Closing date.  At Closing the initial cash payment of $300,000 was reduced by $138,000 because Olifant’s liabilities exceeded the amount provided for in the Purchase Agreement. . As of July 31, 2009 the parties have agreed to additional offsets aggregating $4,702 with potential offsets of  $37,030 which are to be determined by August 20, 2009 in accordance with a supplementary agreement entered into by the parties,  Settlement Agreement and General Release, on July 31, 2009.  In accordance with the supplementary agreement, the cash portion of the  initial is due August 31, 2009 and the $100,000 (555,556 shares) of Company stock which were released from escrow and issued to the sellers. At Closing, the Company issued a promissory note for the $800,000 balance. The promissory note is payable in four annual installments, the first payment is due one year from Closing. Each $200,000 installment is payable $100,000 in cash and Company common stock, with the stock value based on the 30 trading days immediately prior to the installment date. The cash portion of the note accrues interest at a rate of 5% per annum. The Company will also pay contingent consideration to the sellers based on the financial performance of Olifant. The contingent consideration terminates at the later of (i) full payment of the promissory note or (ii) second year following Closing. The Agreement also provides for “piggyback” registration rights relating to the shares issuable.

The Company has tentatively assigned the excess of cost over investment to trademark. We are in the process of completing our acquisition date fair value allocations which shall be completed no later than January 15, 2010.

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

In connection with the acquisition the Company entered into an employment agreement with one of the sellers. The agreement is for five years with two automatic one year extensions. The annual base compensation under the employment agreement is $132,000 with additional compensation due based on the financial performance of Olifant.  In accordance with the employment agreement the Company issued to the seller 100,000 shares of its common stock in May 2009.

The following table presents unaudited pro forma information including sales and net loss had the operations of the above described acquisition been combined with the Company’s business as of the first day of the period shown. This information has not been audited to reflect any changes in the operations subsequent to acquisition by the Company. Changes in the operations of the acquired business includes, but are not limited to, changes in trade practices, changes in distribution network, changes in marketing and promotional programs and personnel. Had any of these changes been implemented by the former management of the business acquired prior to acquisition by the Company, the sales and net income information might have been materially different than the actual results achieved and from the pro forma information provided below.

	Year Ended April 30,
	2009	2008

Net sales	$3,612,376	$5,501,796

Net loss	(5,106,956)	(6,525,466)

Net loss per share (basic and diluted)	(0.06)	(0.08)

Weighted average number of common shares (basic and diluted)	83,947,221	80,014,601

10. Notes and Loans Payable

As of April 30, 2009 and 2008 Notes and loans payable consisted of the following:

	2009	2008
Due to RBCI(a)	$-	$500,000
Convertible note(b)	286,623	250,000
Revolving finance facility(c)	-	307,940
Olifant note(d)	1,061,764	-
Purchase order facility(e)	1,223	-
Other (f)	49,720	-
	1,399,330	1,057,940
Less current portion	931,267	-

Long-term portion	$600,000	$1,057,940

(a)
On October 27, 2005, the Company acquired certain assets of Rheingold Beer (“Rheingold”) and assumed certain obligations from Rheingold Brewing Company, Inc. (“RBCI”). At closing Holdings issued 724,638 shares of common stock with a fair value of approximately $650,000 to RBCI and assumed approximately $142,000 of their liabilities and were contractually obligated to RBCI to issue an additional $500,000; payable in Holdings common stock with a value of $350,000 and $150,000 cash, accruing no interest. The obligation due RBCI was originally due on October 27, 2006. Due to nonpayment of the balance as a result of disagreements over certain of the acquired assets and liabilities, the Company was sued by RBCI. On January 15, 2009 the Company reached a settlement with RBCI in which the Company issued 350,000 shares of common stock in full satisfaction of the balance owed to RBCI. Based on the fair value of the 350,000 shares of $91,000 in the date the agreement was reached the Company has recognized a gain on such settlement of $409,000 which is included in Other income for the year ended April 30, 2009.

(b)
In October 2006, the Company borrowed $250,000 and issued a convertible promissory note in like amount. The due date of the loan was originally extended by the Company to October 2008 from October 2007 in accordance with the terms of the original note agreement. On March 1, 2009 the note was amended to extend the due date to October 18, 2009. As of March 1, 2009, the principalamount of the amended note is $286,623, which includes the original $250,000 of principal plus accrued and unpaid interest of 36,623 as of March 1, 2009. The amended note is convertible into shares of our common stock at $0.35 per share, a decrease from the $0.60 price under the original note but at a premium to the market price on the date of the amended agreement, with certain anti-dilution provisions. The note bears interest at 12% per annum which is payable quarterly. At the option of the lender, interest can be paid in shares of Company common stock. Under the terms of the amended note monthly principal payments of $20,000 were to commence June 1, 2009 with the balance paid at maturity. As of July 2009 the Company had not made any payments under the amended note and has reached an informal agreement with the note-holder, to issue 50,000 shares of the Company’s common stock for each week of nonpayment. As of August 3, 2009 the Company has issued the note-holder 400,000 shares of its stock to remain in compliance with the amended note.  As consideration for extending the note the Company issued the lender 286,623 shares of Company common stock which had a value of $42,992 on March 1, 2009. As of the April 30, 2009 the unamortized balance of the 286,623 shares issued was $30,710 which is included in Other current assets as of April 30, 2009. During the year ended April 30, 2008 the Company issued the note holder an aggregate of 49,307 shares of Company common stock to satisfy an aggregate of $29,583 of unpaid interest accrued through October 10, 2007. In February 2008 the Company paid the note holder an additional $7,742 for interest accrued through January 10, 2008. At April 30, 2009 and 2008 accrued interest on this loan aggregated $5,760 and $9,283, respectively, which is included in accrued expenses on the accompanying balance sheets. In October 2006, connection with this borrowing, we issued warrants to purchase 250,000 shares of our common stock for $0.60 per share. These warrants are exercisable for a five-year period from the date of issuance. The Company had determined, as of the date the notes were issued, the warrants had a value of $48,000 which was expensed over the original term of the note.

(c)
In June 2006, the Company entered into a $10 million, three year, working capital revolving finance facility with Sovereign Business Capital (“Sovereign”) (formally BACC), a division of Sovereign Bank. Interest on the line of credit was prime rate plus 1.5%. The facility was secured by a first security interest in the assets of the Company (other than those of Olifant). In early December 2008 the Company was notified by the lender, Sovereign, that the lender calculated interest on the working capital line incorrectly since the inception of the line in June 2006.  On December 17, 2008 the Company modified the terms of its credit facility with Sovereign Business Capital. Pursuant to this modification all amounts owed under the credit facility would be due April 3, 2009 rather than June 2, 2009 and in order to reduce our fees on the unutilized credit line, and to satisfy Sovereign's request, we reduced the amount we can borrow under the facility to $300,000. In consideration for the modifications the amount of the past due interest was reduced to $50,000 (from $100,000) and further reduced at termination on April 2, 2009 by an additional $10,000.

(d)
On January 15, 2009 (the “Closing”), the Company acquired 90% of the capital stock of Olifant U.S.A, Inc. (“Olifant”) , pursuant to a Stock Purchase Agreement (the “Agreement. The Company has agreed to pay the sellers $1,200,000 for its 90% interest: $300,000 in cash and common stock valued at $100,000 to be paid 90 days from the Closing date The initial cash payment of $300,000 which was due 90 days from Closing, was initially reduced by $138,000 at Closing because Olifant’s liabilities exceeded the amount provided for in the Purchase Agreement.  In accordance with the Agreement, the initial cash payment was subject to additional offsets to be mutually agreed upon by both parties. As of July 31, 2009 the parties have agreed to additional offsets aggregating $4,702 with potential offsets of $37,030 which are to be determined by August 20, 2009 in accordance with a supplementary agreement entered into by the parties, Settlement Agreement and General Release, on July 31, 2009. The initial payment in accordance with the supplementary agreement is due August 31, 2009.  The Company issued a promissory note for the $800,000 balance. The promissory note is payable in four annual installments, the first payment is due one year from Closing. Each $200,000 installment is payable $100,000 in cash and Company stock valued at $100,000 with the stock value based on the 30 trading days immediately prior to the installment date. The cash portion of the note accrues interest at a rate of 5% per annum.

.
(e)
Balance on borrowings under purchase order financing facility with Hartsko Financial Services, LLC (“Hartsko”). Advances under the facility are subject to a 3% fee for the first 30 days they remain outstanding and 1% for each 10 days they remain unpaid.  Hartsko has a first security interest in the assets of the Company to the extent of this advance.

(f)
As of April 30, 2009, $40,000 is owed to a shareholder of the Company and $9,720 is owed to a member of the Company’s board of directors under an informal agreement s with the Company for amounts advanced to the Company for working capital purposes. Amounts owed to the shareholder accrues interest at a rate of 18%   per annum.  In June 2009, the director was repaid $11,220 which includes interest of $1,500.

11. Accrued Expenses

As of April 30, 2009 and 2008 Accrued Expenses consist of the following:

	2009	2008
Payroll, board compensation, and consulting fees owed to officers, directors and shareholders	$1,565,964	$742,567
All other payroll and consulting fees	470,061	218,413
Interest	17,465	11,339
Others	846,935	262,846
	$2,900,425	$1,235,165

12. Shareholders' Equity (Deficiency)

In addition to those referred to in Notes 8, 9, 10 and 13, additional transactions affecting the Company's equity for the years ended April 30, 2009 and 2008 are as follows:

On January 15, 2009 our stockholder approved the number of shares of common stock we are authorized to issue to 500,000,000 shares.

In March 2009 a consultant to the Company elected to convert $120,000 due him for consulting fees into shares of Company stock at a price of $0.35 per share resulting in the Company issuing 342,857 shares to him.  In February 25, 2008 the same consultant elected to convert $190,000 due him for consulting fees into shares of Company common stock at a price of $0.50 per share resulting in the Company issuing 380,000 shares to him. The conversions were at a premium to the market price of the Company’s common on the date of the elections to convert.

On January 8, 2009 the Company issued 400,000 shares of its common stock in consideration for legal fees. The aggregate value of the shares was $72,000 on the date of grant.

On December 12, 2008 the Company’s CEO converted $10,000 of deferred compensation into 28,571 shares of common stock at a price of $0.35 per share.

On December 11, 2008 the Company issued 50,000 shares valued at $5,241 of common stock to an employee as a bonus for services performed. The value of the stock issued aggregated $8,000.

On December 10, 2008 the Company issued 15,664 shares of its common stock to one of its director for reimbursement of expenses.

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

On October 27, 2008, in order to encourage holders of warrants which we issued in our January Financing (described below) to exercise their warrants, and enabling us to decrease the number of unexercised warrants and raise short-term working capital at low cost,  the Company reduced the exercise price from $.50 to $0.20 per share of common stock for a period of 5 trading days, subject to adjustment in the event that the Company’s stock traded  for $1.50 or higher (subject to adjustments for forward and reverse stock splits, recapitalizations, stock dividends, and the like after the date hereof)  for ten (10) consecutive trading days through February 28, 2009, which it did not, then the exercise price would have  reverted  to the exercise price of $.50 per share and the warrant holders would have been required to pay the Company the difference of $.30 per share, as part of this re-pricing program. Each of the investors who participated in the January Financing exercised all of the warrants issued in the private placement  representing a total of 3,777,778 newly issued shares of common stock, resulting in proceeds to the Company of $755,556 less a due diligence fee paid of $70,693. We also agreed to reduce the conversion price of the preferred stock acquired by these investors in our December Financing (described below) from $0.50 per share of common stock to $0.35 per share. There are a total of 11,000 shares of preferred shares outstanding with a redemption value of $11,000,000 which if all the preferred stock was converted would result in the issuance of 31,428,571 shares of our common stock. One other investor, Greenwich Beverage Group LLC, who is controlled by a member of our board of directors, elected to exercise warrants for a total of 166,667 shares of common stock at $0.20 per share, which the Company reduced from $1.25, for an aggregate exercise price of $33,333.

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

On January 17, 2008 the Company’s Chief Executive Officer (CEO) elected to convert $25,000 due him for compensation into shares of Company common stock at a price of $0.50 per share, which was at a premium to the market price, resulting in the Company issuing 50,000 shares to him.

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

In October 2007 the Company issued 200,000 shares of our common stock with a value of $80,000 for payments towards legal fees (RBCI and other matters.

In July 2007 the Company issued 1,000 shares of our common stock as a bonus for work performed by an independent contractor.

In June 2007 a member of our Board of Directors was issued 40,000 shares of our common stock as compensation for serving on the Board. The aggregate value of the stock issued was $50,000 based on the market price on the date of grant.

As of April 30, 2009, warrants to purchase 6,444,423 shares of Holdings common stock were outstanding, in addition to warrants previously disclosed in Notes 8,9,10, and this Note 12,  are as follows:

In October and November 2006, the Company sold 1,750,000 shares of its common stock for $1,050,000 to investors. Greenwich Beverage Group, LLC (“Greenwich”), an entity controlled by a member of our board of directors acquired 333,333 shares of common stock for $200,000. In addition, these investors were issued warrants, exercisable for five years from the date of the investment, to purchase 875,000) shares of common stock at a price of $1.25 per share. The Company has the option to redeem up to 50% of the warrants at anytime prior to exercise at a price of $0.50 per warrant. In October 2008, Greenwich elected to exercise their warrants at $0.20 per share, with the Company receiving $33,333 in proceeds.

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

Warrants

The following is a summary of the Company's outstanding warrants as of April 30, 2009

	Warrants	Per Warrant
Warrants outstanding May 1, 2007	7,262,868	$2.05

Granted	801,000	1.28

Granted	600,000	0.50

Re-price(a)	(3,777,778)	3.00

Re-price(a)	3,777,778	0.50

Exercised	—	—

Forfeited	—	—

Warrants outstanding April 30, 2008	8,663,868	0.78

Granted	1,725,000	0.50

Reprice(b)	(3,777,778)	0.50

Re-price(b)	(166,667)	1.25

Re-price(b)	3,944,445	0.20

Exercised(b)	(3,944,445)	0.20

Forfeited	—	—

Warrants outstanding April 30, 2009	6,444,423	$0.85

The value of the warrants on the date of grant was calculated using the Black-Scholes formula with the following assumptions: risk free – rate 2-4%, expected life of warrants –  5-10 years, expected stock volatility – 20-35%, expected dividend yield – 0%.

(a)
Reduction in the exercise price pursuant to the provisions of the January  Warrants which resulted in the reduction of the exercise price as a result of the December Financing. The exercise price of the January Warrants have been reduced to $.50 per share (as previously in this  Note 12)

(b)
Reduction in the exercise price pursuant to the provisions of the October 2008 warrant re-pricing. The warrants were exercised in accordance with the agreement (as previously disclosed in this Note 12).

13.	Stock Incentive Plan

In January 2009, the Company’s shareholders approved the 2008 Stock Incentive Plan (the” Plan”) which provides for awards of incentives of non-qualified stock options, stock, restricted stock and stock appreciation rights for its officers, employees, consultants and directors in order to attract and retain such individuals and to enable them  to participate in the long-term success and growth of the Company. There are 10,000,000  common shares reserved for distribution under the Plan, of which 3,050,000 remain available. Stock options granted under the Plan are granted with an exercise price at or above the fair market value of the underlying common stock at the date of grant, generally vest over a four year period and expire 5 years after the grant date.

On March 12, 2009 the Company granted  an aggregate of 5,775,000 options under  its 2008 Stock Incentive  Plan to various employees, the directors of the Company, and to two consultants  to the Company.  The exercise price of the options granted to employees  and directors and one  of the consultants  was at the market value (other than those issued to our CEO which was at a 10% premium to the market value)  of the underlying common stock at the date of grant. The exercise price of the options granted to the other consultant, $0.35,  was above the fair market value of the underlying common stock at the date of grant. The value of the options on the date of grant was calculated using the Black-Scholes formula with the following  assumptions: risk free frate-2%, expected life of options –5 years, expected stock volatility -67%, expected dividend yield -0%.

The Company issued an aggregate of 4,175,000 options to purchase shares of its common stock to its employees including 2,500,000 to its CEO, 500,000 to its COO and 300,000 to its CFO.  The options  granted  to employees of the Company vest over a four year period and expire five years after the grant date. The cost of the options, $375,750,   is expected to be recognized over the four year vesting period of the non-vested options.  For the year ended April 30, 2009 the Company  has recognized $12,611 of stock based compensation which is included in selling, general and administrative expenses. At April 30, 2009. total unrecognized compensation cost amounted to $363,139. The options awarded to the directors (1,000,000) of the Company and the consultants (600,000) vested immediately upon grant. The cost of these options aggregated $129,000 which is included in selling, general and administrative expense for the year ended April 30, 2009.

The Company did not issue options to purchase shares of its common stock prior to the year ended April 30, 2009.

A summary of the options outstanding under the Plan is as follows:

	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	-	$-	-	$-
Granted	5,775,000	0.18	-	-
Forfeited	-	-	-	-
Outstanding at end of period	5,775,000	$0.18	-	$-
Exercisable at end of period	1,600,000	$0.22	-	$-
Weighted average fair value of grants during the period		$0.09		$-

The following table summarizes activity pertaining  to options outstanding and exercisable at April 30, 2009:

	Options Outstanding		Options Exercisable
Exercise price	Shares	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price	Intrinsic Value

0.160	2,775,000	4.87	1,100,000	$0.16	$-
0.176	2,500,000	4.87	-	-	-
0.350	500,000	4.87	500,000	0.35	-
	5,775,000	4.87	1,600,000	$0.22	$-

The following table summarizes activity pertaining to the Company’s non-vested options for the years ended April 30, 2009 and 2008:

	Shares	Weighted Average Exercise Price
Nonvested at April 30, 2007
Granted	-	$-
Canceled or expired	-	-
Vested	-	-
Nonvested at April 30, 2008	-	-
Granted	5,775,000	$0.18
Canceled or expired	-	-
Vested	(1,600,000)	0.22
Nonvested at April 30, 2008	4,175,000	$0.17

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

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing  the following weighted average assumptions:

Risk-free rate	2.0%
Expected option life in years	5.0
Expected stock price volatility	67%
Expected dividend yield	0%

Also on March 12, 2009, the Company granted 1,175,000 shares of  its common stock under the Plan  to several of  its employees as consideration for past services they have performed for the Company. The value of the stock on the date of grant aggregated $188,000 which is  included in selling, general and administrative expenses   for the year  ended April 30, 2009 and accrued expense as of April 30, 2009 as  none of these shares were issued as of  that date.

14. Income Taxes

No provision for taxes on income is included in the accompanying statements of operations because of the net operating losses in both fiscal years and changes in valuation allowance for the years. Holdings and Drinks previously filed income tax returns on a June 30 and December 31 tax year, respectively; however, both companies applied for and received a change in tax year to April 30 and file a federal income tax return on a consolidated basis. The consolidated net operating loss carry forward as of April 30, 2009 is approximately $28,500,000, available to offset future years' taxable income expiring in various years through 2029.

As of April 30, 2009 and 2008, components of the deferred tax assets are as follows:

	2009	2008
Net operating loss	$10,800,000	$9,600,000
Compensation	496,000	450,000
Royalties	50,000	-
Accounts receivable	49,000	-
Inventory	38,000	-
Stock based compensation	54,000	-
	11,487,000	10,050,000
Less valuation allowance	(11,487,000)	(10,050,,000)

	$—	$—

A valuation allowance has been provided against the entire deferred tax asset due to the uncertainty of future profitability of the Company.

Management's position with respect to the likelihood of recoverability of these deferred tax assets will be evaluated each reporting period.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows for the year ended April 30, 2009 and 2008:

	2009	2009

Statutory federal tax (benefit) rate	(34.00)%	(34.00)%
Statutory state tax (benefit) rate	(4.00)%	(4.00)%
Valuation allowance	38.00%	38.00%

Effective income tax rate	—	—

15.. Related Party Transactions

Related party transactions, in addition to those referred to in Notes 9 and 10 are as follows:

Consulting and Marketing Fees

For each of the years ended April 30, 2009 and 2009, the Company incurred fees for services rendered related to sales and marketing payable to a limited liability company which was controlled by a member of the Company’s board of directors, and previous  chairman of the board aggregating $84,000. As of April 30, 2009 and 2008  unpaid fees owed to the chairman's firm, aggregated $174,550 and  $98,550, respectively.

In fiscal 2003 we entered into a consulting agreement with a company wholly owned by a member of the Company's board of directors. Under the agreement the consulting company is being compensated at a rate of $100,000 per annum. As of April 30, 2009 and 2008 we were indebted to the consulting company in the amount of $256,248 and  $156,248, respectively.

In December 2002 the Company entered into a consulting agreement with one of its shareholders which provides for $600,000 in fees payable in five fixed increments over a period of 78 months. The agreement expires on  June 9, 2009. The Company has an informal agreement with the shareholder pursuant to which he has the option of converting all or a portion of the consulting fees owed him into shares of Holding's common stock at a conversion price to be agreed upon. For each of the years ended April 30, 2009 and 2008 consulting fees incurred to this shareholder aggregated $120,000. In March  2009 the consultant elected to convert $120,000  due him for consulting fees into shares of Company stock at a price of $0.35 per share resulting in the Company issuing 342,857  shares to him.  In February, 2008 the consultant elected to convert $190,000 due him for consulting fees into shares of Company common stock at a price of $0.50 per share resulting in the Company issuing 380,000 shares to him. Each of the conversions were  was at a premium to the market price of the Company’s common on  the date of the elections  to convert.  As of April 30, 2009 and 2008 amounts owed to this shareholder aggregated $30,000.

Legal Fees

For the year ended the Company granted to a member of our board of directors options to purchase 400,000 shares of our Company stock, under our Plan,  for legal services he provided the Company. The fair market value of the options issued, which vested 100% upon grant, aggregated $45,000 based on the assumptions disclosed in Note 13.  For the years ended April 30, 2008, the Company incurred legal fees payable to a company which was controlled by  this director  aggregating.  $57,633.

Royalty Fees

In connection with the Company's distribution and licensing agreements with its equity investee the Company incurred royalty expenses for the years ended April 30, 2009 and 2008 of approximately $30,000 and $62,000, respectively. The operations and the net assets are immaterial.

Loan Payable

From July 2007 through April 2009 the Company borrowed an aggregate of $654,435 from our CEO for working capital purposes.   The borrowings bear interest at 12% per annum.. For  the years ended April 30, 2009 and 2008 interest incurred on this loan aggregated $38,204 and $37,798, respectively.  As of  April 30, 2009 and, 2008 amounts owed to our CEO on these loans including accrued and unpaid interest aggregated $305,935 and $232,547, respectively.

16. Customer Concentration

For the years ended April 30, 2009 and 2009 our largest customer accounted for approximately 16% and 12%, respectively of net sales. For the year ended April 30, 2008 another customer accounted for 10% of net sales.

17. Commitments

Lease

The Company leases office space under an operating sublease, with minimum annual rentals of $50,000 through September , 2009. The Company leased additional office under an operating lease, which expired in March 2009,  that required minimal annual rental payments of $51,600.

Rent expense for these leases aggregated approximately $101,000 and $99,000 for the years  ended April 30, 2009 and 2008, respectively.

Future minimum payments for all leases are approximately as follows:

Year Ending
April 30,	Amount
2010	20,833

 License Agreement

In November 2005 the Company entered into an eight-year license agreement for sales of Trump Super Premium Vodka. Under the agreement the Company is required to pay royalties on sales of the licensed product. The agreement requires minimal royalty payments through November 2012 which if not paid could result in termination of the license. The Company is currently in default under the terms of its license agreement with  Trump Marks LLC. The licensor has the right to terminate the license, but at present has not formally asserted that right. The Company under a non documented arrangement with the licensor is continuing to sell the product. The Company and licensor are currently in discussion to amend the agreement under mutually beneficial terms.

In 2008  the Company entered into a licensing agreement with Vetrerie Bruni S.p.A. (“Bruni”), which has  the patent to the Trump Vodka bottle design. The agreement is retroactive to January 1, 2008 and calls for annual minimum royalties of $150,000. Royalties are due on a per bottle basis on bottles produced by another bottle supplier of approximately 18% of the cost of such bottles.  The agreement terminates upon the expiration of the patent or the expiration  of the Company’s license agreement with  Trump Marks LLC. At  April 30, 2009 the Company has accrued $200,00 in fees due Bruni. Due to nonpayment of the outstanding  balance the  Company was sued by Bruni  (see Note 14).

In February 2008 we entered into a joint venture with Grammy Award-winning producer and artist, Dr. Dre. The Company and Dr. Dre have formed the joint venture to identify, develop, and market premium alcoholic beverages, The deal is under the umbrella of the agreement between the Company and Interscope Geffen A&M Records.  Our Leyrat Cognac is the joint ventures’ first beverage.
In January 2009 the Company launched its Leyrat Estate Bottled Cognac which it imports from a 200 year old distillery in Cognac France. The Company granted 10% of its 50% interest in the brand to the producer of the product , leaving us with a 45% interest, in return for the rights to distribute the product in the United States. The Company has 5% of the rights for the brand in Europe..

Litigation

In June 2009, Richard Shiekman, a former employee of the Company, filed a claim against the Company and our chief Executive Officer  in Superior Court of Connecticut, Fairfield County (CV 09 4028895 S). The plaintiff seeks $127,250 of unpaid wages and commissions and, $1,500 for reimbursement of expenses. The maximum exposure to the Company and our CEO is $387,000 for treble damages plus attorneys’ fees and costs. The Company believes that the claims made by the plaintiff are false and plans to vigorously defend this suit,. In addition, the Company plans to commence a countersuit for damage and theft of services.  We pledged 2,325,000 shares of Company stock in lieu of a prejudgment remedy.

In February 2009, Vetrerie Bruni S.p.A the company which has the patent to the Trump Vodka bottle design filed a complaint against us in the U.S. District Court, Southern District of New York for alleged breach of contract and seeking $225,000 for alleged past due invoices and royalties. The Company is currently engaged in settlement negotiations and if a settlement is not reached the case will be defended.

In June 2009, Liquor Group Wholesale, Inc. (“Liquor Group”) a company which provided distribution services for us in several states filed a claim for damages against us in Duval County Florida for alleged damages including breach of contract and is seeking approximately $2 million in damages. It is the Company’s  strong opinion that the claim arose out of our termination of the agreements we had with them for their nonperformance, failure of the plaintiff  to accurately report sales to the Company and their withholding of information required by the agreements. The Company filed a counterclaim of $500,000 for damages against Liquor Group and has denied their claimed breach of contract claim previously made against it. The Company contends that it is owed money by Liquor Group under the agreements.

Other than the above we believe that the Company  is currently not subject to litigation, which, in the opinion of our management, is likely to have a material adverse effect on us.

We may, however, become involved in litigation from time to time relating t claims arising in the ordinary course of our business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Other

In April 2009 the Company entered into a  sponsorship  agreement with concert producer and promoter to promote Olifant Vodka  in its  concert tour  which  runs from July  10, thru August 8, 2009.  In consideration for their services the Company has given the promoter the following: 1,500,000 shares of  its stocks which were issued in May 2009; 3% of the net profits of Olifant for each fiscal year beginning  following the third anniversary of the agreement (years  beginning May 2012) and ending  the earlier of Olifant’s fiscal year ending in 2018 or when Olifant is sold.  If  Olifant is sold prior to expiration the promoter will receive 3% of the consideration received from the sale. The Company has agreed to grant an additional 2% (of Olifant or  a future  brand)  for promotion in the 2010 concert tour; and warrants to purchase 200,000 shares of Company stock at an exercise price of 200,000 shares which shall be issued at the end of the 2009  tour. The value of  the 1,500,000 shares issued aggregating  $225,000,  based on the market price of the Company’s stock on the date of the agreement, and the warrants granted , $8,000 , will be amortized over the life of the tour. In accordance with the agreement the amount of cash and stock based consideration issued by the Company shall not be less than $400,000.

 In accordance with the agreement, in May 2009,  the Company issued a promissory note to the promoter  for a loan in the same amount  to cover expenses relating to the tour. The note, which bears no interest, was to be paid in four equal installments beginning in June 2009 is secured by 500,000 shares of Company stock.  The promoter has deferred the requirement of payment under the note pending  the completion of a future financing  for the Company at which time they will elect payment or take the 500,000 shares of stock.

The Company has an agreement with a foreign distributor, through December 2023, to distribute our products in their country. The agreement provides  for a set monthly amount of both product (primarily Trump Super Premium Vodka) to be purchased by the distributor plus the payment to us of an exclusivity fee. Presently the distributor has not received its distribution license. Once the license is received performance under the contract will commence.

18. Subsequent Events

On June 19, 2009 (the "Closing Date") we sold to one investor (the “Investor”) a $4,000,000 non interest bearing debenture with a 25% ($1,000,000) original issue discount, that matures in 48 months from the Closing Date (the Drink’s Debenture) for $3,000,000, consisting of $375,000 paid in cash at closing and eleven secured promissory notes, aggregating $2,625,000, bearing interest at the rate of 5% per annum, each maturing 50 months after the Closing Date(the “Investor Notes”).  The Investor Notes, the first ten of which are in the principal amount of $250,000 and the last of which is in the principal amount of $125,000, are mandatorily pre-payable, in sequence, at the rate of one note per month commencing on the seven month anniversary of the Closing Date.  If the prepayment occurs, the entire aggregate principal balance of the Investor Notes in the amount of $2,625,000, together with the interest outstanding thereon, will be paid in eleven monthly installments (ten in the amount of $250,000 and one the amount of $125,000)such that the entire amount would be paid to us by November 26, 2010.  As a practical matter, the interest rate on the Investor Notes serves to lessen the interest cost inherent in the original issue discount element of the Drinks Debenture. For the mandatory prepayment to occur, no Event of Default or Triggering Event as defined under the Drinks Debenture shall have occurred and be continuing and the outstanding balance due under the Drinks Debenture must have been reduced to $3,500,000 on the seventh month anniversary of the Closing Date and be reduced at the rate of $333,334 per month thereafter.

One of the Triggering Events includes the failure of the Company to maintain an average daily dollar volume of common stock traded per day for any consecutive 10-day period of at least $10,000 or if the average value of the shares are pledge to secure our obligation under the Drinks Debenture (as subsequently described )fall below $1,600,000.

Under the Drinks Debenture, commencing six months after the Closing Date, the Investor may request the Company to repay all or a portion of the Drinks Debenture by issuing the Company’s common stock, $0.001 par value, in satisfaction of all or part of the Drinks Debenture, valued at the Market Price,(as defined in the Drinks Debenture), of Drink’s common stock at the time the request is made
(collectively, the “Share Repayment Requests”).  The Investor’s may not request repayment in common stock if, at the time of the request, the amount requested would be higher than the difference between the outstanding balance owed under the Drinks Debenture and 125% of the aggregate amount owed under the Investor Note.

We may prepay all or part of the Drinks Debenture upon 10-days prior written notice and are entitled to satisfy a portion of the amount outstanding under the debenture by offset of an amount equal to 125% of the amount owed under the Investor Notes, which amount will satisfy a corresponding portion of the Drinks Debenture.  For example, subsequent to receipt of the $375,000 and prior to the receipt of any payments under the Investor Notes, we can satisfy the Drinks Debenture by paying $718,750 to the Investor.

Also as part of this financing, the Investor acquired warrants to purchase 2,500,000 shares of our common stock at an exercise price of $0.35 per share (the “Investor Warrants”).  The Investor Warrants contain full ratchet anti-dilution provisions, as to the exercise price and are exercisable for a five year period.

Out of the gross proceeds of this Offering, we paid the placement agent $37,500 in commissions and we are obligated to pay the placement agent 10% of the principal balance of the Investor Notes when each note is paid. We will also issue to the Placement Agent, warrants to acquire 5% of the shares of our Common Stock which we deliver in response to Share Repayment Requests, at an exercise price equal to the Market Price related to the shares delivered in response to the Share Repayment Request (the "Placement Agent Warrants"), which warrants are exercisable for a five year period, will contain cashless exercise provisions as well as anti-dilution provisions in the case of stock splits and similar matters

Our CEO has  guaranteed our obligations under the Drinks Debenture in an amount not to exceed the lesser of (i) $375,000 or (ii) the outstanding balance owed under the Drinks Debenture.  In addition our CEO, COO, and three other members of our Board of Directors and another of our shareholders, have, either directly, or through entities they control pledged an aggregate of 9,000,000 shares of our common stock to secure our obligations under the Drinks Debenture (the “Pledged Shares”). The Company has pledged an additional 3,000,000 shares of its common stock. The Company has agreed in principle to issue to those individuals who pledged their shares,  0.5 shares of Company stock for each share pledged.

On July 14, 2009 the value of the Pledged Shares fell below the required amount and consequently the  Investor delivered  a notice of default to the Company. On receipt of the notice the Company requested, and the Investor orally agreed, that the penalties the Company would have incurred would not apply. The agreement was subsequently documented and the Investor also waived the application of this provision through October 31, 2009. In response to the default  the Investor to transferred 5,523,645 shares of the Pledged Shares into its own name in order  to commence sale thereof  to satisfy payment of the Drinks Debenture. Accordingly and upon the Company’s request,  Investor agreed to waive its right under an Event of Default.

In order to secure waivers which the investors in our December 2007 financing claimed were required for the Company to consumate this financing (see Note 11), we allowed, and the three December investors elected, to  convert an aggregate of $335,800(335.8 shares) of our preferred stock into 3,358,000 shares of our common stock.

In June 2009, in partnership with rock and roll personality,  Kid Rock, , the Company formed a limited  liability company (LLC) in which it is has a 50% interest and is the managing member. The LLC has the license rights to distribute Kid Rock’s BadAss Beer on a worldwide basis for a term of five years with a option to renew for an additional five years. The license  requires the LLC to  pay the licensor $0.35 per 24 can case (or equivalent liquid volume) with certain minimum royalties for years 2 through 5 of the agreement payable on the first day of the applicable year. In accordance with the agreement the Company is required to issue an entity controlled by Kid Rock warrants to purchase 100,000 shares of our common stock at an exercise price of $.15 per share which was the market value of our common stock at the closing of the agreement. The warrants  are exercisable for a 5 year period. In addition, the Company is required to issue the entity additional warrants based on the sales volume of the product up to additional warrants to purchase 1,000,000 shares of our common stock at an exercise price of $.35 per share. These warrants will also have an exercise period of 5 years.

In May 9, 2009 we issued a sales consultant 85,000 shares of our common stock with an aggregate value of $11,900 for past due fees owed to him.

On July 1, 2009 we issued an aggregate of 333,333 shares of our common stock having an aggregate value of $50,000 to a member of our board of directors for an advance he made to a third, unrelated,  entity for services they provided the Company. The amount the Company was invoiced for these services by the third party was equal to the value of the stock issued to the director.

On July 1, 2009 we issued 28,000 shares of our common stock having an aggregate value of   $3,600 to a company which provides freight services to the company.

On July 1, 2009 we issued  100,000 shares of our common stock having an aggregate value of $13,000 to a sales consultant for the Company for services he has provided to us.

On July 29, 2009 we issued 71,500 shares of our common stock having an aggregate value of  $10,000 to a consultant  for the Company for services  he has performed.

On August 5, 2009 we issued 350,000 shares of our common stock having an aggregate value of $49,000 to an attorney for the Company for services he has performed.