Form 10-Q
period 2009-07-31
DRINKS AMERICAS HOLDINGS, LTD
filed 2009-09-21
CIK 873540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2009

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
Yes   ☐           No ☒

As of  September 18,2009, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 100,890,412

DRINKS AMERICAS HOLDINGS, LTD
AND AFFILIATES

FORM 10-Q

FOR THE QUARTER ENDED JULY  31, 2009

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Report on Form 10-Q to "we", "us", "our" and the “Company” are to Drinks Americas Holdings, Ltd., a Delaware corporation and formerly Gourmet Group, Inc., a Nevada corporation, and its majority owned subsidiaries Drinks Americas, Inc., Drinks Global Imports, LLC,   D.T. Drinks, LLC, Olifant USA, Inc. (as of January 15, 2009), and  Maxmillian Mixers, LLC, and Maxmillian Partners, LLC.

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

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K  for the year ended April 30, 2009, and those described from time to time in our future reports filed with the Securities and Exchange Commission.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

PART 1 FINANCIAL INFORMATION

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED BALANCE SHEETS

	July 31, 2009	April 30, 2009

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,591	$30,169

Accounts receivable, net of allowances of $170,762 and $128,751, respectively	327,067	41,796
Due from factors	29,227	31,786
Inventories, net of allowances	1,040,544	1,204,266
Other current assets	476,232	374,671

Total current assets	1,887,661	1,682,688

Property and Equipment, at cost less accumulated depreciation	51,725	58,900
Investment in Equity Investees	73,916	73,916
Intangible assets, net of accumulated amortization of $283,006 and $245,678, respectively	1,855,732	1,892,650
Deferred loan costs, net of accumulated amortization of $475,327 and $335,452, respectively	535,403	-
Note Receivable, net	404,013	-
Other assets	356,388	467,912

Total Assets	$5,164,838	$4,176,066

Liabilities and Shareholders’ Deficiency
Current Liabilities:
Notes and loans payable	$930,773	$799,329
Loan Payable-related party	335,867	305,935
Accounts payable	2,944,237	2,746,181
Accrued expenses	3,374,919	2,900,425

Total current liabilities	7,585,796	6,751,870

Long-term debt, less current maturities	600,000	600,000

	8,185,796	7,351,870

Commitments and Contingencies (Note 16 )

Shareholders’ deficiency
Preferred Stock, $0.001 par value; 1,000,000 shares authorized; issued and outstanding 11,000 and 10,664 Series A shares, respectively(redemption value $11,000,000 and $10,664,000, respectively) (Series B - see Note 17)	11	11
Common Stock, $0.001 par value; 500,000,000 and 100,000,000, respectively, authorized; issued and outstanding 97,015,702 and 87,662,383 shares, respectively	97,016	87,662
Additional paid-in capital	36,285,182	34,206,433
Accumulated deficit	(39,477,180)	(37,600,854)
	(3,094,971)	(3,306,748)
Noncontrolling Interests	74,013	130,944
	(3,020,958)	(3,175,804)

	$5,164,838	$4,176,066

See accompanying notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended July 31,

	2009	2008

Net sales	$433,972	$1,068,577

Cost of sales	305,907	730,944

Gross profit	128,065	337,633

Selling, general and administrative expenses	1,623,617	1,617,121

Loss from Operations	(1,495,552)	(1,279,488)

Other expenses:
Interest expense, net of interest income	(437,705)	(23,632)

Net loss	(1,933,257)	(1,303,120)

Plus: Net loss attributed to the non controlling interest	56,931	-

Net loss attributable to controlling interest	$(1,876,326)	$(1,303,120)

Net loss per share (basic and diluted)	$(0.02)	$(0.02)

Weighted average number of common shares (basic and diluted)	90,232,045	81,245,602

See accompanying notes to the consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended July 31,
	2009	2008
Cash flows From Operating Activities:
Net loss	$(1,876,326)	$(1,303,120)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	376,890	33,170
Allowance for doubtful accounts	41,981	-
Stock and warrants issued for services of vendors	61,545	42,719
Noncontrolling interest in net loss of consolidated subsidiary	(56,931)	-
Changes in operating assets and liabilities:
Accounts receivable	(327,252)	61,628
Due from factor	2,559	-
Inventories	163,722	201,462
Other current assets	208,439	111,989
Other assets	111,524	77,507
Accounts payable	198,056	415,650
Accrued expenses	644,494	277,849

Net cash used in operating activities	(451,299)	(81,146)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	534,619	97,000
Repayment of debt	(147,535)	(17,000)
Increase (decrease) in working capital revolvers	48,637	(93,287)
Payments for loan costs	-	(25,000)

Net cash provided by (used in) financing activities	435,721	(38,287)

Net decrease in cash and equivalents	(15,578)	(119,433)

Cash and equivalents - beginning	30,169	133,402
		-
Cash and equivalents - ending	$14,591	$13,969

Supplemental disclosure of non-cash investing and financing transactions:

Increase in other current assets equal to increase in notes payable	$100,000	$-

Increase in note receivable equal to increase in note payable to decrease in	$2,625,000	$-

Increase in deferred charges equal to decrease in note receivable, net	$535,404	$-

Increase in other current assets equal to the value of common stock issued	$210,000	$-

Payment of accrued expenses with shares of common stock	$170,000	-

Accrued interest capitalized to debt principal	$9,149	$-

Satisfaction of note payable by issuance of common stock	$450,000	$-

Supplemental disclosure of cash flow information:
Interest paid	$533	$7,268

Income taxes paid	$-	$-

See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation and Nature of Business

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by The Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC")for interim reporting.  Certain information and disclosures normally included in notes to financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting.  The condensed financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

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

In  partnership with Kid Rock, the Company will  distribute Kid Rock’s  BadAss Beer on a worldwide basis for a term of five years with an option to renew for an additional five years.

The accompanying consolidated balance sheets as of  July 31, 2009  and April 30, 2009 and the consolidated results of operations, consolidated changes in shareholders' deficiency and consolidated cash flows for the three months  ended July 31, 2009 and 2008 reflect Holdings its majority-owned  subsidiaries, Newco of which it is the managing and controlling  member, and Partners (collectively, the "Company") with adjustments for income and loss allocated based on percentage of ownership. The accounts of the subsidiaries have been included as of the date of acquisition. All intercompany transactions and balances in these financial statements have been eliminated in consolidation. The amount of common and preferred shares authorized, issued and outstanding as of July  31, 2009 and  April 30, 2009 are those of Holdings.

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of July 31, 2009 the Company  has a shareholders’ deficiency of ($3,020,958) and has incurred significant  operating losses and negative cash flows since inception. For the three months  ended July 31, 2009, the Company sustained a net loss of $1,876,326 compared with a net loss of $1,303,120 for the three months  ended July 31, 2008 and used $451,299  in operating activities compared with $81,146 for the three months ended July 31, 2008. We have increased our working capital via our June 2009 sale of our debenture.  In addition we have improved our liquidity by extinguishing a significant amount of debt by exchanging it for our common stock in previous periods. We will need additional financing which may take the form of equity or debt. We anticipate that increased sales revenues will help to some extent. In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.5

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of July 31, 2009 and April 30, 2009, its results of operations for the three months ended July  31, 2009 and 2008 and its cash flows for the three months ended July  31, 2009 and 2008. Pursuant to the rules and regulations of the SEC for the interim financial statement, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the other information in the Form 10-K.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-lived Assets, we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. The Company's policy is to record an impairment loss at each balance sheet date when it is determined that the carrying amount may not be recoverable. Recoverability of these assets is based on undiscounted future cash flows of the related asset. The Company concluded that there was no impairment during the three months ended  year ended July 31, 2009 and  year ended April 30, 2009, respectively.

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

Income Taxes

The Company applies Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."  Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the results of operations in the period the new laws are enacted.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

On July 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109" ("FIN 48"). There was no material effect on the Company's financial statements associated with the adoption of FIN 48. The tax years 2004 – 2008 remain open to examination by the major taxing jurisdictions to which we are subject.

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

Earnings Per Share

The Company computes earnings per share under the provisions of SFAS No. 128, Earnings per Share, whereby basic earnings per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased to assume exercise of potentially dilutive and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the three months ended July 31, 2009 and 2008, the diluted earnings per share amounts equal basic earnings per share because the Company had net losses and the impact of the assumed exercise of contingently issuable shares would have been anti-dilutive.

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

 FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company elected to defer adoption of the provisions of SFAS  157 that relate to such items until May 1, 2009. The Company believes that there is no material difference between fair values and reported amounts of  its non-financial items.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent accounting pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). This Statement establishes  general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim and annual periods ending after June 15, 2009 and such, the Company adopt SFAS No. 165 concurrent with its report filed for the interim period ending July 31, 2009. The Company believes that  the adoption of SFAS No. 165 has not had  a material impact on its results of operations, cash flows or financial position.

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

In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, "Earnings per Share.” This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this Staff Position, with early application not permitted. The adoption of this Staff Position, which will require us to allocate a portion of net income to these participating securities, did not have an effect on our historical reported earnings for  prior periods previously presented.

On December 4, 2007, the FASB issued SFAS No. 141(R), “ Business Combinations ,” and SFAS No. 160, “ Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements , an amendment of ARB No. 51 .” Statement No. 141(R) is required to be adopted concurrently with Statement No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of Statement No. 141(R) and Statement No. 160 is required to be adopted prospectively, except for certain provisions of Statement No. 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of Statement No. 141(R) should be accounted for in accordance with Statement No. 141 and that accounting previously completed under Statement No. 141 should not be modified as of or after the date of adoption of Statement No. 141(R). The adoption of Statement No. 141(R) and Statement No. 160, did not  have a material impact on the Company’s financial position or results of operations.

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

3. Due From Factors

As of  July 31, 2009 and April 30, 2009, Due From Factors consist of the following:

	July 31,	April 30,
	2009	2009

Accounts receivable	$81,828	$153,444
Advances	(49,424)	(118,191)
Allowances	(3,177)	3,467
	$29,227	$31,786

 The Company  has an agreement with a  factor entered into April 2009, pursuant to which a substantial portion of the Company’s accounts receivable, , is sold to the factor with recourse to bad debts and  other customer claims.  The Company receives a cash advance equal to 80% of the invoice amount and is paid the balance of the invoice less fees incurred at the time the factor receives the final payment from the customer. The factor fee is 1.75% for the first 30 days the invoice remains unpaid and 0.07% for each day thereafter. The facility shall remain open until a 30 day notice by either party of termination of the agreement The facility is secured by all assets of the Company.

The Company also had an  agreement with a second factor which was terminated in August 2009.
.
4. Inventories

As of  July 31, 2009 and April 30,  Inventories consist of the following:

	July 31, 2009	April 30, 2009

Finished goods	$379,295	$518,489
Raw materials	661,249	685,777
	$1,040,544	$1,204,266

 All raw materials used in the production of the Company's inventories are purchased by the Company and delivered to independent production contractors.

5. Other Current Assets

As of July 31, 2009 and April 30, 2009 Other Current Assets consist of the following:

	July 31, 2009	April 30, 2009
Prepaid inventory purchases	$315,952	$315,592
Prepaid insurance	-	-
Other	160,280	59,079
	$476,232	$374,671

In April 2009 the Company entered into a  sponsorship  agreement with concert producer and promoter to promote Olifant Vodka  in its  concert tour  which  runs from July  10, thru August 8, 2009.  In consideration for their services the Company has given the promoter the following: 1,500,000 shares of  its common  stock which was issued in May 2009; 3% of the net profits of Olifant for each fiscal year commencing  with its 2013 fiscal year and ending  the earlier of Olifant’s fiscal year ending in 2018 or when Olifant is sold, if that were to occur..  If  Olifant is sold prior to expiration the promoter will receive 3% of the consideration received from the sale. The Company has agreed to grant an additional 2% profits interest or proceeds from the sale of Olifant  (or  if it were to be promoted in a concert tour, a future  brand)  for promotion in the 2010 concert tour; and warrants to purchase 200,000 shares of  the Company’s common stock at an exercise price of  $0.50 per share which were due at the end of the 2009  tour and remain unissued. The value of  the 1,500,000 shares issued aggregated $210,000,  based on the market price of the Company’s stock on the date of the agreement, and the warrants granted.  In accordance with the agreement  the amount of cash and stock based consideration issued by the Company which shall not be less than $400,000 will be amortized over the life of the tour of which is considered a series of direct marketing events, which  at  July 31, the unamortized balance was $110,345. The beneficial 3% interest granted in connection with the 2009 tour was not material to the financial statements of the Company.

6. Note receivable

On June 19, 2009 (the "Closing Date") we sold to one investor (the “Investor”) a $4,000,000 non interest bearing debenture with a 25% ($1,000,000) original issue discount, that matures in 48 months from the Closing Date (the Drink’s Debenture) for $3,000,000, consisting of $375,000 paid in cash at closing and eleven secured promissory notes, aggregating $2,625,000, bearing interest at the rate of 5% per annum, each maturing 50 months after the Closing Date (the “Investor Notes”).  The Investor Notes, the first ten of which are in the principal amount of $250,000 and the last of which is in the principal amount of $125,000, are mandatorily pre-payable, in sequence, at the rate of one note per month commencing on January 19, 2010, subject to certain contingencies.  If the prepayment occurs, the entire aggregate principal balance of the Investor Notes in the amount of $2,625,000 (less the $200,000 August prepayment) together with the interest outstanding thereon, will be paid in eleven monthly installments (ten in the amount of $230,000 and one the amount of $125,000)such that the entire amount would be paid to us by November 26, 2010.  As a practical matter, the interest rate on the Investor Notes serves to lessen the interest cost inherent in the original issue discount element of the Drinks Debenture. For the mandatory prepayment to occur, no Event of Default or Triggering Event as defined under the Drinks Debenture shall have occurred and be continuing and the outstanding balance due under the Drinks Debenture must have been reduced to $3,500,000 on January 19, 2009 and be reduced at the rate of $333,334 per month thereafter. Due to the uncertainty of the mandatory prepayments by the Investor the note receivable has been classified as a long term asset as of July 31, 2009.

One of the Triggering Events includes the failure of the Company to maintain an average daily dollar volume of common stock traded per day for any consecutive 10-day period of at least $10,000 or if the average value of the shares are pledge to secure our obligation under the Drinks Debenture (as subsequently described ) falls below $1,600,000.

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

The Company  may prepay all or part of the Drinks Debenture upon 10-days prior written notice and are entitled to satisfy a portion of the amount outstanding under the debenture by offset of an amount equal to 125% of the amount owed under the Investor Notes, which amount will satisfy a corresponding portion of the Drinks Debenture.

Also as part of this financing, the Investor acquired warrants to purchase 2,500,000 shares of our common stock at an exercise price of $0.35 per share (the “Investor Warrants”).  The Investor Warrants contain full ratchet anti-dilution provisions, as to the exercise price and are exercisable for a five year period. Management has determined that the aggregate value of the warrants was $142,500 based on the market price per share of the Company’s common stock on the date of the agreement.

Out of the gross proceeds of this Offering, we paid the placement agent $37,500 in commissions and we are obligated to pay the placement agent 10% of the principal balance of the Investor Notes when each note is paid. We will also issue to the Placement Agent, warrants to acquire 5% of the shares of our Common Stock which we deliver in response to Share Repayment Requests, at an exercise price equal to the Market Price related to the shares delivered in response to the Share Repayment Request (the "Placement Agent Warrants"), which warrants are exercisable for a five year period, will contain cashless exercise provisions as well as anti-dilution provisions in the case of stock splits and similar matters

Our CEO has  guaranteed our obligations under the Drinks Debenture in an amount not to exceed the lesser of (i) $375,000 or (ii) the outstanding balance owed under the Drinks Debenture.  In addition our CEO, COO, and two other members of our Board of Directors and another of our shareholders, have, either directly, or through entities they control pledged an aggregate of 9,000,000 shares of our common stock to secure our obligations under the Drinks Debenture (the “Pledged Shares”). The Company has pledged an additional 3,000,000 shares of its common stock. The Company has agreed in principle to issue to those individuals who pledged their shares,  0.5 shares of Company stock for each share pledged which aggregates to 4,500,000 shares (including 3,000,000 to its CEO, 453,000 to its COO and an aggregate of 1,047,000 to two members of its board of directors). The  4,500,000 shares   had a value of $675,279 on the date of the agreement and is included in additional paid in capital in accompanying balance sheet as of  July 31, 2009.

On July 14, 2009 the value of the Pledged Shares fell below the required amount and consequently the  Investor delivered  a notice of default to the Company. On receipt of the notice the Company requested, and the Investor orally agreed, that the penalties the Company would have incurred would not apply. The agreement was subsequently documented and the Investor also waived the application of this provision through October 31, 2009. In response to the default  the Investor transferred 5,523,645 shares of the Pledged Shares into its own name in order  to commence sale thereof  to satisfy payment of the Drinks Debenture. Accordingly and upon the Company’s request,   Investor agreed to waive its right under an Event of Default. The value of  the 5,523,645 shares on the date transferred to the Investor aggregated $828,547 which when sold by the Investor will reduce the balance of the Drinks Debenture.  The aggregate value of $828,547 of the shares transferred has been accounted for as a reduction of the Drinks Debenture for accounting purposes. Of the 5,523,645 shares transferred 3,000,0000 were Company shares having an aggregate value of  $450,000 and the balance, 2,523,645 shares, were shares pledged by Company shareholders  having an aggregate value $378,547. The aggregate value of the shares transferred is included in additional paid in capital on the accompanying balance sheet at July 31, 2009 The Original Issue Discount of $1,000,000, and the value of the Investor warrants  which aggregated $142,500 together totaling $1,142,500 was accounted for as a discount on the Drinks Debenture. The unamortized balance of the discount of $935,363 has been presented as a reduction of the Drinks Debenture as of July 31, 2009. The  4,500,000 shares the Company agreed to issue to our shareholders who pledged shares for this financing aggregated $675,279 which  is included in deferred loan costs net of accumulated amortization of $139,876 as of July 31, 2009.

At July 31, 2009 the balance of the Investor  notes of $2,640,103 (including accrued interest of  $15,103) has been reduced by the balance of the Drinks Debentures of  $2,236,090 (net of discount of  $935,363) for presentation purposes.

In order to secure waivers which the investors in our December 2007 placement of  our  Series A Preferred stock claimed were required for the Company to consummate this financing , we allowed, and the three December investors elected, to  convert an aggregate of $335,800(335.8 shares) of our preferred stock into 3,358,000 shares of our common stock.. In addition,  in August 2009 we allowed the  two other holders of our Series A Preferred Stock  to convert an aggregate of  $134,625 (134.6 shares) of our Series A Preferred Stock into 1,200,000 shares of our common stock.  The book value of the preferred stock converted exceeded the par value of the common stock received on the date of conversions.

On August 31, 2009, subsequent to the date of these financial statements we amended the Drink’s Debenture.  Pursuant to the amendment, the outstanding balance of the debenture was increased by $400,000 and the debenture will carry an interest rate of 12% per annum.  Also, a member of the Company’s board of directors pledged 1,263,235 shares of our common stock as security for our obligations under the debenture, which increased the total number of shares pledged for this purpose.  In return, the investor has prepaid $200,000 of the notes it issued to the Company in partial payment for the debenture and agreed that the provisions of the debenture relating to a 10% premium and the imposition of default interest will not apply in the event a “Triggering Event”, as defined in the debenture, was to occur in the future. The July 31, 2009 financial statements do not give effect to the modifications made on August 31, 2009.

7. Other long term assets

In January 2009, in accordance with an employment agreement executed with an Olifant employee  the Company issued 100,000 shares of its common stock (see Note 8). The value of the stock on the date of grant aggregated $26,000 which is being amortized over the five year life of the un-extended term of the agreement. At  July 31,2009 and April 30, 2009 the unamortized balance of the stock was $23,195 and $24,505, respectively.

In August 2008 the Company entered into a three year agreement with an unrelated entity which is to provide marketing and promotional services for the Company.  Under the terms of the agreement, as consideration for the services to be provided, the Company is to issue warrants to purchase an aggregate of 350,000 shares of Company stock  at an exercise price of  $.50. The Company determined, as of the grant date  the warrants had an aggregate  value of $6,730 which is being  amortized over the three year benefit period. At  July 31, 2009  and April 30, 2009 the unamortized balance of the warrants  was $4,552 and  5,666, respectively. As of July 31, 2009 a warrant to purchase an aggregate of 275,000 shares of Company stock has been issued with 75,000 remaining to be issued.

In August 2006, in connection with an agreement with one of its sales consultants the Company issued warrants to purchase 100,000 shares of Holdings common stock at an exercise price of $0.60 per share. The agreement which was for three years,  expiring in June 30, 2009, was automatically  extended for a one year renewal term with an optional renewal term of one year remaining . The warrants may be exercised at any time up to five years from the date of the agreement. The Company determined, as of the grant date of the warrants, that the warrants had a value of $18,000 which was amortized over the one year benefit period of such warrants. In addition, under the terms of the agreement, the consultant received 175,000 shares of Holdings common stock which were valued at $107,000 based on the market price of the stock at the date of the agreement. The value of stock issued is being amortized over the five year life of the consulting agreement.. On August 28, 2008, the Company  granted the consultant warrants to purchase an additional 200,000 shares of the Company’s common stock at an exercise price of $0.50 per share. This issuance satisfies the Company’s requirements for the contract years ending June 30, 2008 and 2009. Management has determined that the aggregate value of the warrants was $4,000 based on a market price of $0.28 per share of the Company stock on the date of grant. The warrants expire five years from the date of grant. The unamortized value of the aggregate  stock and warrants issued to the consultant under the agreement at July 31, 2009  and  April 30, 2009 was $41,691 and $53,478, respectively.  On  August 28, 2008 the consultant and the Company agreed to convert $153,000 of past due consulting fees into 306,000 shares of common stock at a value of  $0.50 per share which was at a premium to the market price on date of grant. Also, in August 2009, the consultant converted $ 307,981 of past due and future consideration into 2,053,210 shares of Company stock.

In February 2007, the Company entered into a five year agreement with a consulting company to provide certain financial advisory services. The Company prepaid $300,000 for such services. This amount is carried as a long-term asset and is being amortized over the five year life of the agreement. At July 31, 2009 and April 30, 2009 the unamortized balance of the agreement was $150,247 and $165,370 respectively.

On June 14, 2007, in connection with an endorsement agreement, the Company issued warrants to purchase 801,000 shares of the Company’s common stock at a price of $1.284 per share. The warrants may be exercised at any time up to June 14, 2017. The Company determined that the warrants had a value of $416,500, as of the date the warrants were granted, which is being amortized over the three year term of the endorsement agreement. The warrants have cashless exercise provisions. At  July 31, 2009 and April 30, 2009, the unamortized balance of these warrants was   $120,884 and $155,856  respectively.  In addition, the Company has agreed to issue, as partial consideration for monthly consulting services, to a principal of one of the entities involved in the endorsement agreement, warrants to purchase 3,000 shares of the Company’s common stock per month at the monthly average market price.  As of  July 31, 2009 warrants to purchase 99,000 shares of the Company’s stock have been earned under this agreement of which a warrant for 54,000 shares has been issued at exercise prices ranging from $0.19 to $2.12 per share of common stock.. Each warrant issuance has an exercise period of 5 years from date of issuance.

8 . Acquisition

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

The Company agreed to pay the sellers $1,200,000 for its 90% interest: $300,000 in cash and Company common stock valued at $100,000 to be paid 90 days from the Closing date.  At Closing the initial cash payment of $300,000 was reduced by $138,000 because Olifant’s liabilities exceeded the amount provided for in the Purchase Agreement. .  In August 2009, upon final settlement of the consideration to be paid by the Company, the parties  agreed to additional offsets aggregating $13,000 which resulted in the Company paying the sellers $149,000  and issuing  $100,000 (555,556 shares) of Company stock which were released from escrow to the sellers. At Closing, the Company issued a promissory note for the $800,000 balance. The promissory note is payable in four annual installments, the first payment is due one year from Closing. Each $200,000 installment is payable $100,000 in cash and $100,000 in Company common stock, with the stock value based on the 30 trading days immediately prior to the installment date. The cash portion of the note accrues interest at a rate of 5% per annum. The Company will also pay contingent consideration to the sellers based on the financial performance of Olifant. The contingent consideration terminates at the later of (i) full payment of the promissory note or (ii) second year following Closing. The Agreement also provides for “piggyback” registration rights relating to the shares issuable.

The Company has tentatively assigned the excess of cost over investment to  trademarks. We are in the process of completing our acquisition date fair value allocations which shall be completed no later than January 15, 2010.

The cost of the acquisition was allocated based on management’s estimates as follows:

Cash	$17,150
Accounts receivable	87,850
Inventory	217,770
Other current assets	27,070
Trademarks and brand names	1,333,333

Total assets	1,683,173

Accounts payable	483,173

Net assets acquired	$1,200,000

The operating results of Olifant are reflected in the accompanying consolidated financial statements from the date of acquisition.

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

9. Notes and Loans Payable

As of  July 31, 2009 and April 30, 2009  Notes and loans payable consisted of the following:

	July 31, 2009	April 30, 2009

Convertible note(a)	$286,623	$286,623
Purchase order facility(b)	49,860	1,223
Olifant note(c)	1,049,633	1,061,763
Other (d)	144,657	49,720
	1,530,773	1,399,329
Less current portion	930,773	799,329

Long-term portion	$600,000	$600,000

(a)
In October 2006, the Company borrowed $250,000 and issued a convertible promissory note in like amount. The due date of the loan was originally extended by the Company to October 2008 from October 2007 in accordance with the terms of the original note agreement. On March 1, 2009 the note was amended to extend the due date to October 18, 2009. As of March 1, 2009, the principal amount of the amended note is $286,623, which includes the original $250,000 of principal plus accrued and unpaid interest of 36,623 as of March 1, 2009. The amended note is convertible into shares of our common stock at $0.35 per share, a decrease from the $0.60 price under the original note but at a premium to the market price on the date of the amended agreement, with certain anti-dilution provisions. The note bears interest at 12% per annum which is payable quarterly. At the option of the lender, interest can be paid in shares of Company common stock. Under the terms of the amended note monthly principal payments of $20,000 were to commence June 1, 2009 with the balance paid at maturity. As of September  2009 the Company had not made any payments under the amended note and has reached an informal agreement with the note-holder, to issue 50,000 shares of the Company’s common stock for each week of nonpayment. As of  July 31,  2009 the Company has issued the note-holder 200,000 and in August 2009 the Company issued an additional 200,000  shares of its stock to remain in compliance with the amended note.  The 400,000 shares which  had an aggregate value of $57,454 based on  the date issued which  is included in interest expense for the three months ended July 31, 2009 represented consideration for June and July non-payment under the amended note. In addition, as consideration for extending the note the Company issued the lender 286,623 shares of Company common stock which had a value of $42,992 on March 1, 2009. As of the July 31, 2009 and April 30, 2009  the unamortized balance of the 286,623 shares issued was $12,284 and $30,710, respectively, which is included in Other current assets on the accompanying balance sheets.  During the year ended April 30, 2008 the Company issued the note holder an aggregate of 49,307 shares of Company common stock to satisfy an aggregate of $29,583 of unpaid interest accrued through October 10, 2007. In February 2008 the Company paid the note holder an additional $7,742 for interest accrued through January 10, 2008. At April 30, 2009 and 2008 accrued interest on this loan aggregated $5,760 and $9,283, respectively, which is included in accrued expenses on the accompanying balance sheets. In October 2006, connection with this borrowing, we issued warrants to purchase 250,000 shares of our common stock for $0.60 per share. These warrants are exercisable for a five-year period from the date of issuance. The Company had determined, as of the date the notes were issued, the warrants had a value of $48,000 which was expensed over the original term of the note

(b)
Balances on borrowings under purchase order financing facility with Hartsko Financial Services, LLC (“Hartsko”). Advances under the facility are subject to a 3% fee for the first 30 days they remain outstanding and 1% for each 10 days they remain unpaid.  Hartsko has a first security interest in the assets of the Company to the extent of this advance.

(c)
On January 15, 2009 (the “Closing”), the Company acquired 90% of the capital stock of Olifant U.S.A, Inc. (“Olifant”),  pursuant to a Stock Purchase Agreement (the “Agreement. The Company has agreed to pay the sellers $1,200,000 for its 90% interest: $300,000 in cash and common stock valued at $100,000 to be paid 90 days from the Closing date The initial cash payment of $300,000 which was due 90 days from Closing, was reduced to$149,633, which was paid to the sellers in August 2009 together with Company common stock having an aggregate value of $100,000 based on the date of the Agreement.   The Company issued a promissory note for the $800,000 balance. The promissory note is payable in four annual installments, the first payment is due one year from Closing. Each $200,000 installment is payable $100,000 in cash and Company stock valued at $100,000 with the stock value based on the 30 trading days immediately prior to the installment date. The cash portion of the note accrues interest at a rate of 5% per annum.

.
(d)
As of July 31, 2009  and April 30, 2009, $40,000 is owed to a shareholder of the Company and at April 30, 2009 an additional  $9,720 is owed to a member of the Company’s board of directors under an informal agreement s with the Company for amounts advanced to the Company for working capital purposes. Amounts owed to the shareholder accrues interest at a rate of 18%   per annum.  In June 2009, the director was repaid $11,220 which includes interest of $1,500. In addition, at July 31, 2009 $100,000 is due under a promissory note for consideration of the balance of the $400,000 owed by the Company  for the promotion of the Olifant concert series (see Note 5). This note is secured by 500,000 shares of Company stock.

10. Accrued expenses

Accrued expenses consist of the following at July 31, 2009 and April 30, 2009:

	July 31, 2009	April 30, 009
Payroll, board compensation, and consulting fees owed to officers, directors and shareholders	$1,711,463	$1,565,964
All other payroll and consulting fees	541,688	470,061
Interest	64,607	17,465
Others	1,057,161	846,935
	$3,374,919	$2,900,425

11. Shareholders' Equity (Deficiency)

In addition to those referred to in Note 3, 6, 7, 8, and 9, additional transactions affecting the Company's equity for the three months ended July 31, 2009 are as follows:

In May 9, 2009 we issued a sales consultant 85,000 shares of our common stock with an aggregate value of $11,900 for past due fees owed to him. The value of the shares are included in  Selling, general and administrative expenses for the three months ended July 31, 2009.

On July 1, 2009 we issued an aggregate of 333,333 shares of our common stock having an aggregate value of $50,000 to a member of our board of directors for an advance he made to a third, unrelated,  entity for services they provided the Company. The amount the Company was invoiced for these services by the third party was equal to the value of the stock issued to the director.

On July 1, 2009 we issued 28,000 shares of our common stock having an aggregate value of   $3,600 to a company which provides freight services to the company.  The value of the shares are included in  Selling, general and administrative expenses for the three months ended July 31, 2009.

On July 1, 2009 we issued  100,000 shares of our common stock having an aggregate value of $13,000 to a sales consultant for the Company for services he has provided to us. The value of the shares are included in  Selling, general and administrative expenses for the three months ended July 31, 2009.

On July 29, 2009 we issued 71,500 shares of our common stock having an aggregate value of  $10,000 to a consultant  for the Company for services  he has performed. The value of the shares are included in  Selling, general and administrative expenses for the three months ended July 31, 2009.

In  March , 2009, the Company granted 1,175,000 shares of  its common stock under its 2008 Stock Incentive Plan (the” Plan”) to several of  its employees as consideration for past services they have performed for the Company. The value of the stock on the date of grant aggregated $188,000 which was   included in accrued  expenses at  April 30, 2009 as  none of these shares were issued as of  that date. In July 2009 the Company issued 750,000 of these shares (including 250,000 each to the Company’s  Chief Operating Officer and Chief Financial Officer).

As of July 31, 2009, warrants to purchase 8,944,423 shares of Holdings common stock were outstanding, including  warrants previously disclosed in Note 9. The warrants have exercises prices per share of  Company common stock  ranging from $0.35 to $3.00.

12.  Stock Incentive Plan

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

13. Income Taxes

No provision for taxes on income is included in the accompanying statements of operations because of the net operating losses for both the three months ended July  31, 2009 and 2008. Holdings and Drinks previously filed income tax returns on a June 30 and December 31 tax year, respectively; however, both companies applied for and received a change in tax year to April 30 and file a federal income tax return   on a consolidated basis. Olifant files income tax returns on a February 28 tax year. The consolidated net operating loss carry forward as of July 31, 2009 is approximately $30,000,000, available to offset future years' taxable income expiring in various years through 2029.

A valuation allowance has been provided against the entire deferred tax asset due to the uncertainty of future profitability of the Company. Management's position with respect to the likelihood of recoverability of these deferred tax assets will be evaluated each reporting period.

14.  Related Party Transactions

Related party transactions, in addition to those referred to in Notes 9, 10, 11 and 12 are as follows:

Consulting and Marketing Fees

For each of the three months ended July 31, 2009 and 2008, the Company incurred fees for services rendered related to sales and marketing payable to a limited liability company which was controlled by a member of the Company’s board of directors, and previous  chairman of the board aggregating $24,000. As of July 31, 2009 and April 30,  2009  unpaid fees owed to the chairman's firm, aggregated $198,550 and  $174,550, respectively.

In fiscal 2003 we entered into a consulting agreement with a company wholly owned by a member of the Company's board of directors. Under the agreement the consulting company is being compensated at a rate of $100,000 per annum. For each of  the three months ended July 31, 2009 and 2008 the Company incurred fees aggregating $25,000 under this agreement. As of July 31, 2009  and April 30, 2009  we were indebted to the consulting company in the amount of $281,248 and  $256,248, respectively.

In December 2002 the Company entered into a consulting agreement with one of its shareholders which provided for $600,000 in fees payable in five fixed increments over a period of 78 months. The agreement expired on  June 9, 2009. For the three months ended July 31, 2009 and 2008 the Company incurred fees aggregating $13,151 and $30,000 , respectively, under this agreement. The Company has an informal agreement with the shareholder pursuant to which he has the option of converting all or a portion of the consulting fees owed him into shares of Holding's common stock at a conversion price to be agreed upon. In March  2009 the consultant elected to convert $120,000  due him for consulting fees into shares of Company stock at a price of $0.35 per share resulting in the Company issuing 342,857  shares to him.  In February, 2008 the consultant elected to convert $190,000 due him for consulting fees into shares of Company common stock at a price of $0.50 per share resulting in the Company issuing 380,000 shares to him. Each of the conversions were  was at a premium to the market price of the Company’s common on  the date of the elections  to convert.   As of  July 31, 2009 and April 30, 2009 amounts owed to this shareholder aggregated  $43,151 and $30,000, respectively.

Royalty Fees

In connection with the Company's distribution and licensing agreements with its equity investee the Company incurred royalty expenses for the three months ended July 31, 2009 and 2008 of approximately $2,500 and $9,000, respectively. The operations and the net assets are immaterial.

Loan Payable

The Company is obligated to issue shares of its common stock to several of  its shareholders in connection with its June 2009 debt financing (see Note 5).

From July 2007 through July 2009 the Company borrowed an aggregate of $813,035 from our CEO for working capital purposes.   The borrowings bear interest at 12% per annum.. For  the three months ended July 31, 2009 and 2008  interest incurred on this loan aggregated $9,149 and $8,479, respectively.  As of  July 31, 2009 and  April 30, 2009 amounts owed to our CEO on these loans including accrued and unpaid interest aggregated $335,867 and $305,935, respectively.

15. Customer Concentration

For the three months ended July 31, 2009 four customers accounted for approximately 12% , 19%, 16% and 14%, respectively,  of our net sales. For the three months ended July 31, 2008 two different  customers  accounted for 11% and 12%, respectively,  of net sales.

16. Commitments

Lease

The Company leases office space under an operating sublease, with minimum annual rentals of $50,000 through September , 2009 which was renewed for a two year period through September 2011 with minimum annual rentals of $36,000. The Company leased additional office under an operating lease, which expired in March 2009 that required minimal annual rental payments of $51,600.

Rent expense for these leases aggregated approximately $12,000 and $26,000 for the three months ended July 31, 2009 and  2008, respectively.

Future minimum payments for all leases are approximately as follows:

Year Ending
April 30,	Amount
2010	$29,333
2011	36,000
2012	15,000

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

In 2008  the Company entered into a licensing agreement with Vetrerie Bruni S.p.A. (“Bruni”), which has  the patent to the Trump Vodka bottle design. The agreement is retroactive to January 1, 2008 and calls for annual minimum royalties of $150,000. Royalties are due on a per bottle basis on bottles produced by another bottle supplier of approximately 18% of the cost of such bottles.  The agreement terminates upon the expiration of the patent or the expiration  of the Company’s license agreement with  Trump Marks LLC. At  July 31, 2009 the Company has accrued $237,500 in fees due Bruni. Due to nonpayment of the outstanding  balance the  Company was sued by Bruni  (see below).

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

Our license with respect  to the Kid Rock related  trademarks requires payment to the licensor of  a per case royalty  (or equivalent liquid volume), with certain minimum royalties for years 2 through 5 of the agreement payable on the first day of the applicable year.

OTHER AGREEMENTS

The Company has an agreement with a foreign distributor, through December 2023, to distribute our products in their country. The agreement requires the distributor to purchase  a set monthly amount of our products, predominately  our Trump Super Premium Vodka for the term of the agreement. The distributor is to pay the Company a monthly fee over the term of the agreement for the rights to be the exclusive distributor in their country. As of July 31, 2009 the distributor has not received its distribution license. Once the distributor receives its license and begins purchasing our products the Company will accrue the monthly “exclusivity”  fee to revenue based on the intent of the agreement and such fee.

Litigation

In June 2009, Richard Shiekman, a former employee of the Company, filed a claim against the Company and our chief Executive Officer  in Superior Court of Connecticut, Fairfield County (CV 09 4028895 S). The plaintiff seeks $127,250 of unpaid wages and commissions and, $1,500 for reimbursement of expenses. The maximum exposure to the Company and our CEO is $387,000 for treble damages plus attorneys’ fees and costs. The Company believes that the claims made by the plaintiff are false and plans to vigorously defend this suit,. In addition, the Company plans to commence a countersuit for damage and theft of services.  We pledged 2,325,000 shares of Company common stock in lieu of a prejudgment remedy.

In February 2009, Vetrerie Bruni S.p.A (“Bruni”) the company which has the patent to the Trump Vodka bottle design filed a complaint against us in the U.S. District Court, Southern District of New York for alleged breach of contract and seeking $225,000 for alleged past due invoices and royalties. The Company filed a counterclaim. The case is presently being defended and discovery is ongoing. The case is scheduled for mediation in October. . The Company has reached a preliminary settlement agreement with Bruni.

In June 2009, Liquor Group Wholesale, Inc. (“Liquor Group”) a company which provided distribution services for us in several states filed a claim for damages against us in Duval County Florida for alleged damages including breach of contract and is seeking approximately $2 million in damages. It is the Company’s   opinion that the claim arose out of our termination of the agreements we had with them for their nonperformance, failure of the plaintiff  to accurately report sales to the Company and their withholding of information required by the agreements. The Company filed a counterclaim of $500,000 for damages against Liquor Group and has denied their claimed breach of contract claim previously made against it.  The Company contends that it is owed money by Liquor Group under the agreements. Liquor Group has not filed a response to the counterclaim for damages. Liquor Group has until the end  of  September to submit the fee for its claim to proceed to arbitration.

Other than the above we believe that the Company  is currently not subject to litigation, which, in the opinion of our management, is likely to have a material adverse effect on us.

17. Subsequent Events

In addition to those referred to in Note 6, 7, 8, and 9, subsequent events which have been reviewed through September 21, 2009 include the following:

As of August 17, 2009, we entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Optimus Capital Partners, LLC, d/b/a Optimus Special Situations Capital Partners, LLC an unaffiliated investment fund (the “Fund”), which provides that, upon the terms and subject to the conditions set forth therein, the Fund is committed to purchase up to $5,000,000 of our Series B Preferred Stock.  Under the terms of the Purchase Agreement, from time to time until August 16, 2011 and at our sole discretion, we may present the Fund with a notice to purchase such Series B Preferred Stock (the “Notice”).  The Fund is obligated to purchase such Series B Preferred Stock on the tenth trading day after the Notice date, subject to satisfaction of certain closing conditions.  The Fund will not be obligated to purchase the Series B Preferred Stock (i) in the event the closing price of our common stock during the nine trading days following delivery of a Notice falls below 75% of the closing price on the trading day prior to the date such Notice is delivered to the Fund, or (ii) to the extent such purchase would result in the Fund and its affiliates beneficially owning more than 9.99% of our common stock.  Our ability to send a notice is also subject to certain conditions.  Therefore, the actual amount of the Fund’s investment is not certain.

In connection with the Purchaser Agreement, we also issued to the Fund five-year warrants to purchase 6,750,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the trading day prior to the execution of the Purchase Agreement.  The number of shares exercisable under the warrant will be equal in value to 135% of the purchase price of the Series B Preferred Stock to be issued in respect of the related Notice and the exercise price of a corresponding number of shares is subject to adjustment to equal the closing bid price of our common stock on the trading day preceding the Notice.  Each warrant will be exercisable on the earlier of (i) the date on which a registration statement registering for resale the shares of common stock issuable upon exercise of such warrant becomes effective and (ii) the date that is six months after the issuance date of such warrant.

The Series B Preferred Stock is redeemable at Registrant’s option on or after the fifth anniversary of the date of its issuance.  The Series B Preferred Stock also has a liquidation preference per share equal to the original price per share thereof plus all accrued dividends thereon, and is subject to repurchase by us at the Fund’s election under certain circumstances, or following the consummation of certain fundamental transactions by us, at the option of a majority of the holders of the Series B Preferred Stock.

Holders of Series B Preferred Stock will be entitled to receive dividends, which will accrue in shares of Series B Preferred Stock on an annual basis at a rate equal to 10% per annum from the issuance date.  Accrued dividends will be payable upon redemption of the Series B Preferred Stock.  The Series B Preferred Stock ranks, with respect to dividend rights and rights upon liquidation senior to our common stock and our Series A Convertible Preferred Stock.

In a concurrent transaction the Fund will borrow up to 10,000,000 shares of our common stock from certain of our non-affiliated stockholders.

The Series B Preferred Stock and warrants, and the shares common stock issuable upon exercise of the warrants  have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Out of the gross proceeds of this Offering, we are obligated to pay Source Capital Group (the "Placement Agent") 10% of the amount we realize on the sale of the Series B Preferred Stock. We will also issue to the Placement Agent, warrants to acquire 5% of the shares of our Common Stock which we deliver on exercise of the Warrants with an exercise price equal to the exercise price of the Warrants that were exercised. (the "Placement Agent Warrants"), which warrants are exercisable for a five year period, will contain cashless exercise provisions as well as anti-dilution provisions in the case of stock splits and similar matters.

In order to secure amendments to our Certificate of Designation  with respect our Series A Convertible Preferred Stock (“Series A Shares”)which were required in order for us to enter into the Purchase Agreement, we agreed that that upon any issuance by the Company of any Common Stock with an effective price per share of Common Stock of less than $0.35 per share (“Triggering Issuances”)(subject to adjustment for reverse and forward stock splits and the like), the holders of the Series A Shares(the “Series A Holders”) may, in their sole discretion, at any time thereafter, pursuant to the conversion terms set forth in the Certificate of Designation of the Series A Preferred Stock, convert at the per share price which applied to the Triggering Issuance, such number of shares of Preferred Stock as will result, in the aggregate, in the issuance by the Company of the same number of shares of Common Stock to the Series A Holders as were issued in the Triggering Issuances, which rights will be exercisable by the Series A Holders pro rata to the number of shares of Preferred Shares held by each of them on the date the Triggering Issuances occur.

On August 5, 2009 we issued 350,000 shares of our common stock having an aggregate value of $49,000 to an attorney for the Company for services he has performed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of   Operations

Introduction

The following discussion and analysis summarizes the significant factors affecting (1) our consolidated results of operations for the three months ended July 31,  2009, compared to the three months ended July 31,  2008, and (2) our liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Report, and the audited consolidated financial statements and notes included in Form 10-K, which Report was filed on August 13, 2009.

RESULTS OF OPERATIONS

Three months ended July 31, 2009  compared to three months  ended July 31, 2008.

Net Sales: Net sales were $434,000 for the three months ended July 31, 2009 compared to net sales of $1,069,000 for the three months ended July 31, 2008. The decrease is predominantly due to inventory shortfalls as a result of insufficient working capital and the resulting delay of certain shipments. Trump Super Premium Vodka sales aggregated $85,000 which accounted for 20% of total dollar sales for the three months ended July 31, 2009. For the three months ended July 31, 2008, Trump Super Premium Vodka sales aggregated $521,000 which accounted for 49% of total dollar sales. We believe that the recent economic downturn has hurt the sales of  this  premium product.  In addition  sales of Trump for the three months ended July 31, 2009 were effected by  issues relating to  our California and, Chicago distributors and  with Liquor Group, who represented us in several “controlled states”  which have been corrected with new distributors being appointed.    Sales of all alcoholic  products aggregated $434,000 for the three months ended July 31, 2009 compared to $795,000 for the three months ended July 31, 2008. Net sales of Old Whiskey River Bourbon totaled $38,000 on 293 cases sold for the three months ended July 31, 2009 compared to net sales of $96,000 on  763 cases sold for the three months ended July 31, 2008. There were no sales of our Aguila Tequila  for the three months ended July 31, 2009 compared to net sales of $32,000 on 374 cases for the three months ended July 31, 2008. Net sales of our Damiana Liqueur aggregated   $29,400 on 214 cases sold for the three months ended July 31, 2009 compared to net sales of $74,000 on 558 cases sold for the three months ended July 31, 2008  Net sales of our premium imported wines totaled $17,000 on 796 cases sold for the three months ended July 31, 2009 compared to net sales of $72,000 on 796 cases sold for the three months ended July 31, 2008.  For the three months ended July 31, 2009 there were no sales of our non alcoholic product, Newman’s Own sparkling fruit beverages and sparkling waters due to the Company’s decision to exit this business, compared to sales of $273,000  on 29,482 cases sold for the three months ended July 31, 2008. We have made the strategic decision to discontinue selling  the Newman’s  Own products  in light of the fact our contract ends in October 2009. The Newman’s Own organization and the Company have agreed that the Newman’s Own organization will assume the selling of the product. The Company’s decision was based on enhancing profitability and our inability to have equity in the brand. Net sales of our Olifant Vodka which was acquired by the Company in January 2009 aggregated $234,000 on 5,514 cases sold for the three months ended July 31, 2009 The Company’s management believes, and customer demand indicates,  that with national distribution already in place sales of these products  will be very successful in this economic environment. Net sales of our Leyrat Cognac , which  commenced in January 2009, aggregated $4,500 on  30 cases for the three months ended July 31, 2009. In partnership with Kid rock the Company the Company has the license rights  to distribute Kid Rock’s  BadAss Beer on a worldwide basis for a term of five years with an option to renew for an additional five years.  In July 2009 the company commenced sales of BadAss Beer on a very limited basis in the state of Michigan recognizing $21,970 in net sales on the equivalent of 2,325 cases sold.

Gross margin:  Gross profit was $128,000 (29% of net sales) for the three months ended July 31, 2009 compared to gross profit of $338,000 (32% of net sales) for the three months ended July 31, 2008. Gross margin for our wine, spirits  and beer business was 34% percent for the three months ended July 31, 2009 compared to  35% for the prior year. Gross margin for our non alcoholic business was 23% for the three months ended July 31, 2008.  For the three months ended July 31, 2009 we wrote-off Newman’s Own related inventory resulting in a charge of $29,000 to cost of goods sold.   The inherent low margins for the Newmans’ Own products, the increased costs in production together with the inability to sustain its growth    has lead to our decision to discontinue to sell the products.

Selling, general and administrative: Selling, general and administrative expenses totaled $1,624,000,000 for the three months ended July 31, 2009, compared to $1,617,000 for the three months ended July 31, 2008, , an increase of  0.4%. Total selling and marketing costs aggregated $638,000 for the three months ended July 31, 2009 compared to $761,000 for the three months ended July 31, 2008. For the three months  ended July 31, 2009  marketing expenses included $290,000 of fees relating to the Olifant Summer Concert Series. Local marketing expenses decreased from the prior year because  many customers  were out of inventory of our brands.  General and administrative expenses aggregated $986,000 for the three months ended July 31, 2009 compared to $856,000 for the three months ended July 31, 2008.  Legal and finance  fees have increased  from the prior year due to our  June 2009 financing and increase in litigation.

Other Income (expense): Interest expense totaled $438,000  for the three months ended July 31, 2009 compared to expense of  $24,000 for the three months ended July 31, 2008. During the three months ended July 31, 2009 we incurred non-cash charges of $66,000 relating to stock issued to one investor in connection with extending his note. In addition during the three months ended July 31, 2009 we incurred approximately $347,000 in  non-cash interest charges relating to our June sales of our debentures.

Income Taxes: We have incurred substantial net losses from our inception and as a result, have not incurred any income tax liabilities. Our federal net operating loss carry forward is approximately $28,000,000, which we can use to reduce taxable earnings in the future. No income tax benefits were recognized for the three months ended July 31, 2009 and 2008 as we have provided valuation reserves against the full amount of the future carry forward tax loss benefit. We will evaluate the reserve every reporting period and recognize the benefits when realization is reasonably assured.

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

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

 Although we expect that our working capital position will benefit from our June 2009 sales of our debentures and our August   2009 agreement relating to our Series B Preferred Stock, our business continues to be effected by insufficient working capital. We will need to continue to carefully manage our working capital and our business decisions will continue to be influenced by our working capital requirements. Lack of liquidity continues to negatively affect our business and curtail the execution of our business plan.

We have experienced net losses and negative cash flows from operations and investing activities since our inception in 2003. Net losses for the three months ended   July 31, 2009 and 2008 were $1,876,000 and $1,303,000 , respectively. Cash used in operating activities for the three months ended  July 31, 2009 and 2008 and 2008 was $451,000 and $81,000, respectively. We have to date funded our operations predominantly through bank borrowings, loans from shareholders and investors, and proceeds from the sale of our common stock, preferred stock, and warrants.

As of August 17, 2009, we entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Optimus Capital Partners, LLC, d/b/a Optimus Special Situations Capital Partners, LLC an unaffiliated investment fund (the “Fund”), which provides that, upon the terms and subject to the conditions set forth therein, the Fund is committed to purchase up to $5,000,000 of our Series B Preferred Stock.  Under the terms of the Purchase Agreement, from time to time until August 16, 2011 and at our sole discretion, we may present the Fund with a notice to purchase such Series B Preferred Stock (the “Notice”).  The Fund is obligated to purchase such Series B Preferred Stock on the tenth trading day after the Notice date, subject to satisfaction of certain closing conditions.  The Fund will not be obligated to purchase the Series B Preferred Stock (i) in the event the closing price of our common stock during the nine trading days following delivery of a Notice falls below 75% of the closing price on the trading day prior to the date such Notice is delivered to the Fund, or (ii) to the extent such purchase would result in the Fund and its affiliates beneficially owning more than 9.99% of our common stock.  Our ability to send a notice is also subject to certain conditions.  Therefore, the actual amount of the Fund’s investment is not certain.

In June, 2009 (the "Closing Date") we sold to one investor (the “Investor”) a $4,000,000 non interest bearing debenture with a 25% ($1,000,000) original issue discount, that matures in 48 months from the Closing Date (the Drink’s Debenture) for $3,000,000, consisting of $375,000 paid in cash at closing and eleven secured promissory notes, aggregating $2,625,000, bearing interest at the rate of 5% per annum, each maturing 50 months after the Closing Date(the “Investor Notes”).  The Investor Notes, the first ten of which are in the principal amount of $250,000 and the last of which is in the principal amount of $125,000, are mandatorily pre-payable, in sequence, at the rate of one note per month commencing on the seven month anniversary of the Closing Date.  If the prepayment occurs, the entire aggregate principal balance of the Investor Notes (less the $200,000 August prepayment) in the amount of $2,425,000, together with the interest outstanding thereon, will be paid in eleven monthly installments (ten in the amount of $230,000 and one the amount of $125,000) such that the entire amount would be paid to us by November 26, 2010. These monthly  payments if made will help fund operations over their  eleven month period.

The Company  has an agreement with a  factor entered into April 2009, pursuant to which a substantial portion of the Company’s accounts receivable,  is sold to the factor with recourse to bad debts and  other customer claims.  The Company receives a cash advance equal to 80% of the invoice amount and is paid the balance of the invoice less fees incurred at the time the factor receives the final payment from the customer. The factor fee is 1.75% for the first 30 days the invoice remains unpaid and 0.07% for each day thereafter. The facility shall remain open until a 30 day notice by either party of termination of the agreement The facility is secured by all assets of the Company.

In October 2006, the Company borrowed $250,000 and issued a convertible promissory note in like amount. The due date of the loan was originally extended by the Company to October 2008 from October 2007 in accordance with the terms of the original note agreement. On March 1, 2009 the note was amended to extend the due date to October 18, 2009. As consideration for extending the note in March 1, 2009 the Company issued the lender 286,623 shares of Company common stock ..  As of September  2009 the Company had not made any payments under the amended note and has reached an informal agreement with the note-holder, to issue 50,000 shares of  the Company’s common stock for each week of nonpayment. As of  September , 2009 the Company  has issued the note-holder 400,000 shares of its stock  to remain in compliance with the amended note.

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

On January 15, 2009 (the “Closing”), the Company acquired 90% of the capital stock of Olifant U.S.A, Inc. (“Olifant”) , pursuant to a Stock Purchase Agreement (the “Agreement.  As security for the balance due to the sellers the Company issued a promissory note for the $800,000 balance. The promissory note is payable in four annual installments, the first payment is due one year from Closing. Each $200,000 installment is payable $100,000 in cash and Company stock valued at $100,000 with the stock value based on the 30 trading days immediately prior to the installment date. The cash portion of the note accrues interest at a rate of 5% per annum.

From July 2007 through July 2009 the Company borrowed an aggregate of $813,035 from our CEO for working capital purposes.   The borrowings bear interest at 12% per annum.. For  the three months ended July 31, 2009 and 2008  interest incurred on this loan aggregated $9,149 and $8,479, respectively.  As of  July 31, 2009 and  April 30, 2009 amounts owed to our CEO on these loans including accrued and unpaid interest aggregated $335,867 and $305,935, respectively.

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

Under our joint venture  agreements with Dr. Dre  and Interscope Records,  which includes  our  Leyrat Cognac, we are obligated to pay a percentage of gross profits, less certain direct selling expenses.

The  license agreement with respect tot the Kid Rock related tradememarks  requires the   payment of   a per case royalty  (or equivalent liquid volume), with certain minimum royalties for years 2 through 5 of the agreement payable on the first day of the applicable year.

OTHER AGREEMENTS

The Company has an agreement with a foreign distributor, through December 2023, to distribute our products in their country. The agreement requires the distributor to purchase  a set monthly amount of our products, predominately  our Trump Super Premium Vodka for the term of the agreement. The distributor is to pay the Company a monthly fee over the term of the agreement for the rights to be the exclusive distributor in Israel. As of  July 31, 2009 the distributor has not received its distribution license. As of july 31, 2009 the distributor has not received its distribution license. Once the distributor receives its license performance under the contract will commence.

In April 2009 the Company entered into a  sponsorship  agreement with concert producer and promoter to promote Olifant Vodka  in its  concert tour  which  runs from July  10, thru August 8, 2009.  In consideration for their services the Company has given the promoter the following: 1,500,000 shares of  its common stock  which were issued in May 2009; 3% of the net profits of Olifant for each fiscal year beginning  following the third anniversary of the agreement (years  beginning May 2012) and ending  the earlier of Olifant’s fiscal year ending in 2018 or when Olifant is sold, if that were to occur.  If  Olifant is sold prior to expiration the promoter will receive 3% of the consideration received from the sale. The Company has agreed to grant an additional 2% (of Olifant or  a future  brand)  for promotion in the 2010 concert tour; and warrants to purchase 200,000 shares of Company stock at an exercise price of $.50 per share which shall be issued at the end of the 2009  tour. The value of  the 1,500,000 shares issued aggregating  $225,000,  based on the market price of the Company’s stock on the date of the agreement, and the warrants granted , $8,000 , will be amortized over the life of the tour. In accordance with the agreement the amount of cash and stock based consideration issued by the Company shall not be less than $400,000.  In accordance with the agreement, in May 2009,  the Company issued a promissory note to the promoter  for a loan in the same amount  to cover expenses relating to the tour. The note, which bears no interest, was to be paid in four equal installments beginning in June 2009 is secured by 500,000 shares of Company stock.  The promoter has deferred the requirement of payment under the note pending  the completion of a future financing  for the Company at which time they will elect payment in cash  or take the 500,000 shares of stock.

In fiscal 2003 we entered into a consulting agreement with a company, Marvin Traub & Associates (“MTA”), owned 100% by Marvin Traub, a member of the Board of Directors. Under the agreement, MTA is being compensated at the rate of $100,000 per annum. As of July 31, 2009, we were indebted to MTA in the amount of $281,248.

In December 2002 the Company entered into a consulting agreement with one of its shareholders which provides for $600,000 in fees payable in five fixed increments over a period of 78 months. The agreement expired on  June 9, 2009. The Company has an informal agreement with the shareholder pursuant to which he has the option of converting all or a portion of the consulting fees owed him into shares of Holding's common stock at a conversion price to be agreed upon. In March  2009 the consultant elected to convert $120,000  due him for consulting fees into shares of Company stock at a price of $0.35 per share resulting in the Company issuing 342,857  shares to him.  In February, 2008 the consultant elected to convert $190,000 due him for consulting fees into shares of Company common stock at a price of $0.50 per share resulting in the Company issuing 380,000 shares to him. Each of the conversions were  was at a premium to the market price of the Company’s common on  the date of the elections  to convert.  As of July 31, 2009 to this shareholder aggregated $43,000.

Since we were founded in 2002, the implementation of our business plan has been negatively affected by insufficient working capital. Business judgments have been substantially affected by the availability of working capital. We expect that our working capital position and our cash balance will benefit from our  June 2009  sale  of our debentures and potentially, the issuance of  our  Series B Preferred  Stock our business continues to be effected by insufficient working capital. We will need to continue to carefully manage our working capital and our business decisions will continue to be influenced by our working capital requirements. Therefore, our short term business strategy will rely heavily on our cost efficient icon brand strategy and the resources available to us from our media and entertainment partners We will continue to focus on those of our products which we believe will provide the greatest return per dollar of investment with the expectation that as a result of increases in sales and the resulting improvement in our working capital position, we will be able to focus on those products for which market acceptance might require greater investments of time and resources. To  that end, our short-term focus, for beer and spirits,  will be on Trump Super Premium Vodka, Old Whiskey River Bourbon, Damiana, Aquila Tequila, and in association with our recent joint venture with music icon  Dr. Dre, our Leyrat Cognac and our recent joint venture with music icon Kid Rock,  BadAss Beer. In order for us to continue and grow our business, we will need additional financing which may take the form of equity or debt. There can be no assurance we will be able to secure the financing we require, and if we are unable to secure the financing we need, we may be unable to continue our operations. We anticipate that increased sales revenues will help to some extent, but we will need to obtain funds from equity or debt offerings, and/or from a new or expanded credit facility. In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected.

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

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2009 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2008, our Chief Executive Officer, who also is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be declared by us in reports that we file with or submit to the SEC is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2009  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2009, Vetrerie Bruni S.p.A (“Bruni”) the company which has the patent to the Trump Vodka bottle design filed a complaint against us in the U.S. District Court, Southern District of New York for alleged breach of contract and seeking $225,000 for alleged past due invoices and royalties. The Company filed a counterclaim. The case is presently being defended and discovery is ongoing. The case is scheduled for mediation in October 2009. The Company has reached a preliminary settlement agreement with Bruni.

In June 2009, Liquor Group Wholesale, Inc. (“Liquor Group”) a company which provided distribution services for us in several states filed a claim for damages against us in Duval County Florida for alleged damages including breach of contract and is seeking approximately $2 million in damages. It is the Company’s  strong opinion that the claim arose out of our termination of the agreements we had with them for their nonperformance, failure of the plaintiff  to accurately report sales to the Company and their withholding of information required by the agreements. The Company filed a counterclaim of $500,000 for damages against Liquor Group and has denied their claimed breach of contract claim previously made against it.  The Company contends that it is owed money by Liquor Group under the agreements. Liquor Group has not filed a response to the counterclaim for damages. Liquor Group has until the end  of  September to submit the fee for its claim to proceed to arbitration..

Other than the above we believe that the Company  is currently not subject to litigation, which, in the opinion of our management, is likely to have a material adverse effect on us.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended April 30, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2009, a consultant to the Company converted $ 307,981 of past due and future consideration into 2,053,210 shares of Company stock.

In connection with our June 2009 sale of our debenture, we allowed, three of the investors in our Series A Preferred Stock, to  convert an aggregate of $335,800 (335.8 shares) of our preferred stock into 3,358,000 shares of our common stock. In addition, in August 2009 we allowed the two other holders of our Series A Preferred Stock to convert an aggregate of $134,625 (134.6 shares) of our Series A Preferred Stock into 1,200,000 shares of our common stock.

As of August 17, 2009, we entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Optimus Capital Partners, LLC, d/b/a Optimus Special Situations Capital Partners, LLC an unaffiliated investment fund (the “Fund”), which provides that, upon the terms and subject to the conditions set forth therein, the Fund is committed to purchase up to $5,000,000 of our Series B Preferred Stock.  Under the terms of the Purchase Agreement, from time to time until August 16, 2011 and at our sole discretion, we may present the Fund with a notice to purchase such Series B Preferred Stock (the “Notice”).  The Fund is obligated to purchase such Series B Preferred Stock on the tenth trading day after the Notice date, subject to satisfaction of certain closing conditions.  The Fund will not be obligated to purchase the Series B Preferred Stock (i) in the event the closing price of our common stock during the nine trading days following delivery of a Notice falls below 75% of the closing price on the trading day prior to the date such Notice is delivered to the Fund, or (ii) to the extent such purchase would result in the Fund and its affiliates beneficially owning more than 9.99% of our common stock.  Our ability to send a notice is also subject to certain conditions.  Therefore, the actual amount of the Fund’s investment is not certain.

In connection with the Purchaser Agreement, we also issued to the Fund five-year warrants to purchase 6,750,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the trading day prior to the execution of the Purchase Agreement.  The number of shares exercisable under the warrant will be equal in value to 135% of the purchase price of the Series B Preferred Stock to be issued in respect of the related Notice and the exercise price of a corresponding number of shares is subject to adjustment to equal the closing bid price of our common stock on the trading day preceding the Notice.  Each warrant will be exercisable on the earlier of (i) the date on which a registration statement registering for resale the shares of common stock issuable upon exercise of such warrant becomes effective and (ii) the date that is six months after the issuance date of such warrant.

The Series B Preferred Stock is redeemable at Registrant’s option on or after the fifth anniversary of the date of its issuance.  The Series B Preferred Stock also has a liquidation preference per share equal to the original price per share thereof plus all accrued dividends thereon, and is subject to repurchase by us at the Fund’s election under certain circumstances, or following the consummation of certain fundamental transactions by us, at the option of a majority of the holders of the Series B Preferred Stock.

Holders of Series B Preferred Stock will be entitled to receive dividends, which will accrue in shares of Series B Preferred Stock on an annual basis at a rate equal to 10% per annum from the issuance date.  Accrued dividends will be payable upon redemption of the Series B Preferred Stock.  The Series B Preferred Stock ranks, with respect to dividend rights and rights upon liquidation senior to our common stock and our Series A Convertible Preferred Stock.

In a concurrent transaction the Fund will borrow up to 10,000,000 shares of our common stock from certain of our non-affiliated stockholders.

The Series B Preferred Stock and warrants, and the shares common stock issuable upon exercise of the warrants  have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Out of the gross proceeds of this Offering, we are obligated to pay Source Capital Group (the "Placement Agent") 10% of the amount we realize on the sale of the Series B Preferred Stock. We will also issue to the Placement Agent, warrants to acquire 5% of the shares of our Common Stock which we deliver on exercise of the Warrants with an exercise price equal to the exercise price of the Warrants that were exercised. (the "Placement Agent Warrants"), which warrants are exercisable for a five year period, will contain cashless exercise provisions as well as anti-dilution provisions in the case of stock splits and similar matters.

As part of  our June 2009 sale of our debentures we issued warrants to purchase 2,500,000 shares of our common stock at an exercise price of $0.35 per share (the “Investor Warrants”).  The Investor Warrants contain full ratchet anti-dilution provisions, as to the exercise price and are exercisable for a five year period.

In October 2006, the Company borrowed $250,000 and issued a convertible promissory note in like amount. The due date of the loan was originally extended by the Company to October 2008 from October 2007 in accordance with the terms of the original note agreement. On March 1, 2009 the note was amended to extend the due date to October 18, 2009. As of March 1, 2009, the principal amount of the amended note is $286,623, which includes the original $250,000 of principal plus accrued and unpaid interest of 36,623 as of March 1, 2009. The amended note is convertible into shares of our common stock at $0.35 per share, a decrease from the $0.60 price under the original note but at a premium to the market price on the date of the amended agreement, with certain anti-dilution provisions. The note bears interest at 12% per annum which is payable quarterly. At the option of the lender, interest can be paid in shares of Company common stock. Under the terms of the amended note monthly principal payments of $20,000 were to commence June 1, 2009 with the balance paid at maturity. As of September  2009 the Company had not made any payments under the amended note and has reached an informal agreement with the note-holder, to issue 50,000 shares of the Company’s common stock for each week of nonpayment. As of  July 31,  2009 the Company has issued the note-holder 200,000 and in August 2009 the Company issued an additional 200,000  shares of its stock to remain in compliance with the amended note

In May 9, 2009 we issued a sales consultant 85,000 shares of our common stock with an aggregate value of $11,900 for past due fees owed to him.

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

In  March , 2009, the Company granted 1,175,000 shares of  its common stock under its 2008 Stock Incentive Plan (the” Plan”) to several of  its employees as consideration for past services they have performed for the Company.  750,000 of these shares (including 250,000 each to the Company’s  Chief Operating Officer and Chief Financial Officer) were issued  in July  2009..

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

September 21 , 2009

DRINKS AMERICAS HOLDINGS, LTD.

By:	/s/ J. Patrick Kenny
J. Patrick Kenny President and Chief Executive Officer

By:	/s/ Jeffrey Daub
Jeffrey Daub Chief Financial Officer