Form 10-K/A
period 2009-04-30
DRINKS AMERICAS HOLDINGS, LTD
filed 2009-12-15
CIK 873540

FORM 10-K/A

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the fiscal year ended April 30, 2009

o TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

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

DOCUMENTS INCORPORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Drinks Americas Holdings, Ltd. (the “Company”) is filing this amendment to its Form 10-K filing for the fiscal year ended April 30, 2009, initially filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2009, to amend the disclosure provided under Item 9A(T) Controls and Procedures, which Item is amended and restated in its entirely.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended April 30, 2009. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.  In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on December 15, 2009.

Drinks Americas Holdings, Ltd.

By: /s/ J. Patrick Kenny
J. Patrick Kenny -
Chief Executive Officer/Acting Chief Accounting Officer