Form 10-Q
period 2009-10-31
DRINKS AMERICAS HOLDINGS, LTD
filed 2009-12-21
CIK 873540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2009

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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐        No ☒

As of  December 17, 2009, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was   134,965,265.

DRINKS AMERICAS HOLDINGS, LTD
AND AFFILIATES

FORM 10-Q

FOR THE PERIOD ENDED OCTOBER 31, 2009

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

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended April 30, 2008, and those described from time to time in our future reports filed with the Securities and Exchange Commission.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

PART 1 FINANCIAL INFORMATION

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2009	APRIL 30, 2009
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$1,286	$30,169
Accounts receivable, net of allowances of $147,282 and $128,751, respectively	103,178	41,796
Due from factors	—	31,786
Inventories, net of allowance	1,002,802	1,204,266
Other current assets	365,887	374,671

Total current assets	1,473,153	1,682,688

Property and equipment, at cost less accumulated depreciation and amortization	35,534	58,900
Investment in equity investees	73,916	73,916
Intangible assets, net of accumulated amortization of $ and $245,678, respectively	1,804,932	1,892,650
Deferred loan costs, net of accumulated amortization of $376,529 and $335,452, respectively	535,404	—
Note receivable, net	204,013	—
Other assets	43,415	467,912

	$4,170,367	$4,176,066

Liabilities and Shareholders' Equity (Deficiency)
Notes and loans payable	$632,661	$799,329
Loan Payable – related party	361,461	305,935
Accounts payable	2,650,151	2,746,181
Accrued expenses	3,808,138	2,900,425

Total current liabilities	7,452,411	6,751,870

Long-term debt, less current maturities	600,000	600,000

	8,052,411	7,351,870
Commitments and Contingencies (note 16)

Shareholders' Deficiency:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; issued and outstanding 11,000 and 10,644 Series A shares, respectively (redemption value $11,000,000 and $10,664,000, respectively) (Series B – see Note 11)	11	11
Common stock, $0.001 par value; 500,000,000 and 100,000,000, respectively, authorized; issued and outstanding 105,966,545 shares and 87,662,383 shares, respectively	105,966	87,662
Additional paid-in capital	36,997,717	34,206,433
Accumulated deficit	(41,117,349)	(37,600,854)
	(4,013,655)	(3,306,748)
Noncontrolling Interests	131,611	130,944
	$4,170,367	$4,176,066

See accompanying notes to unaudited consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six months ended		Three months ended
	October 31,		October 31,
	2009	2008	2009	2008

Net sales	$449,278	$1,649,557	$15,305	$580,980

Cost of sales	321,709	1,270,034	15,801	539,090

Gross margin	127,569	379,523	(496)	41,890

Selling, general & administrative expenses	3,210,057	2,706,583	1,586,440	1,089,462

Loss from Operations	(3,082,488)	(2,327,060)	(1,586,936)	(1,047,572)

Other income (expense):
Interest	(517,485)	(157,144)	(79,780)	(135,847)
Other	83,478	—	26,547	—
Net Other Expense	(434,007)	(157,144)	(53,233)	(135,847)

Net Loss	$(3,516,495)	$(2,484,204)	$(1,640,169)	$(1,183,419)

Net loss per share (basic and diluted)	$(0.04)	$(0.03)	$(0.02)	$(0.01)

Weighted average number of common shares (basic and diluted)	96,131,906	81,501,368	101,980,656	81,814,511

See accompanying notes to unaudited consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended October 31,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(3,516,495)	$(2,484,204)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	481,527	72,614
Addition to inventory allowance	40,939	—
Stock and warrants issued for services of vendors, promotions, directors and interest payments	1,248,070	64,390
Accounts payable settlements	243,083	—
Minority interest in net loss of consolidated subsidiary	667	—
Changes in operating assets and liabilities:
Accounts receivable	(61,382)	97,710
Due from factor	31,786	—
Inventories	160,524	552,164
Other current assets	8,784	131,361
Other assets	223,802	135,594
Accounts payable	(175,010)	399,054
Accrued expenses	1,162,333	983,319
Net cash used in operating activities	(151,372)	(47,998)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	—	684,592
Proceeds from debt	270,024	123,375
Repayment of debt	(147,535)	(31,100)
Increase (decrease) in working capital revolver	—	(105,580)
Payments for loan costs	—	(25,000)

Net cash provided by financing activities	122,489	646,287

Net increase (decrease) in cash and equivalents	(28,883)	598,289
Cash and equivalents - beginning	30,169	133,402
Cash and equivalents - ending	$1,286	$731,691

Supplemental disclosure of non-cash
transactions:
Increase in other current assets, other assets and additional paid in capital equal to the value of stock and warrants issued	$210,000	$37,333

Increase in other current assts equal to increase in notes payable	$100,000	—
Increase in notes receivable equal to increase in notes payable	$2,625,000	—
Increase in deferred charges equal to decrease in notes receivable, net	$535,404	—
Accrued interest capitalized to debt principal	9,149	—
Satisfaction of note payable by issuance of common stock	450,000	—
Payment of accounts payable and accrued expenses with shares of common stock	$379,568	$153,000
Interest paid	$533	$31,734
Income taxes paid	$—	$—

See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation and Nature of Business

Basis of Presentation

On March 9, 2005 the shareholders of Drinks Americas, Inc. ("Drinks") a company engaged in the business of importing and distributing unique, premium alcoholic and non-alcoholic beverages associated with icon entertainers, sports figures, celebrities and destinations, to beverage wholesalers throughout the United States, acquired control of Drinks Americas Holdings, Ltd. ("Holdings"). Holdings and Drinks was incorporated in the state of Delaware on February 14, 2005and September 24, 2002, respectively. On March 9, 2005 Holdings merged with Gourmet Group, Inc. ("Gourmet"), a publicly traded Nevada corporation, which resulted in Gourmet shareholders acquiring 1 share of Holdings' common stock in exchange for 10 shares of Gourmet's common stock. Both Holdings and Gourmet were considered "shell" corporations, as Gourmet had no operating business on the date of the share exchange, or for the previous three years. Pursuant to the June 9, 2004 Agreement and Plan of Share Exchange among Gourmet, Drinks and the Drinks' shareholders, Holdings, with approximately 4,058,000 shares of outstanding common stock, issued approximately 45,164,000 of additional shares of its common stock on March 9, 2005 (the "Acquisition Date") to the common shareholders of Drinks and to the members of its affiliate, Maxmillian Mixers, LLC ("Mixers"), in exchange for all of the outstanding Drinks' common shares and Mixers' membership units, respectively. As a result Maxmillian Partners, LLC ("Partners") a holding company which owned 99% of Drinks' outstanding common stock and approximately 55% of Mixers' outstanding membership units, became Holdings' controlling shareholder with approximately 87% of Holdings' outstanding common stock. For financial accounting purposes this business combination has been treated as a reverse acquisition, or a recapitalization of Partners' subsidiaries (Drinks and Mixers).

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

On January 15, 2009 Drinks acquired 90% of Olifant U.S.A Inc. (“Olifant”), a Connecticut corporation, which owns the trademark and brand names and holds the worldwide distribution rights (excluding Europe) to Olifant Vodka and Gin.

In partnership with Kid Rock, the Company is involved in the marketing and distribution of BadAss Beer.

The accompanying consolidated balance sheets as of  October 31, 2009 and April 30, 2009 and the consolidated results of operations and consolidated cash flows for the six months ended October 31, 2009 and 2008 and the consolidated results of operations for the three months ended October 31, 2009 and 2008 reflect Holdings its majority-owned subsidiaries and Partners (collectively, the "Company"). All intercompany transactions and balances in these financial statements have been eliminated in consolidation. The amount of common and preferred shares authorized, issued and outstanding as of October 31, 2009 and April 30, 2009 are those of Holdings.

The accompanying unaudited consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of October 31, 2009 the Company has a shareholders' deficiency of $4,013,655 and has incurred significant operating losses and negative cash flows since inception. For the six months ended October 31, 2009, the Company sustained a net loss of $3,516,495, and used $151,372 in operating activities. We will need additional financing which may take the form of equity or debt and we will seek to convert liabilities into equity.  We anticipate that increased sales revenues will help to some extent. In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying unaudited consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of October 31, 2009 and April 30, 2009, its results of operations for the six and three months ended October 31, 2009 and 2008 and its cash flows for the six months ended October 31, 2009 and 2008. Pursuant to the rules and regulations of the SEC for the interim financial statement, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the other information in the Form 10-K.

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations at October 31, 2009 and April 30, 2009 the allowance for doubtful accounts was $147,282 and $128,751, respectively.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. The Company's policy is to record an impairment loss at each balance sheet date when it is determined that the carrying amount may not be recoverable. Recoverability of these assets is based on undiscounted future cash flows of the related asset. The Company concluded that there was no impairment during the six months ended October 31, 2009 and year ended April 30, 2009, respectively.

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

Income Taxes

The Company the asset and liability method of deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the results of operations in the period the new laws are enacted.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

Stock Based Compensation

The Company accounts for stock-based compensation using the modified prospective approach. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees and non employees.

Earnings Per Share

The Company computes earnings per share whereby basic earnings per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased to assume exercise of potentially dilutive and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the six months ended October 31, 2009 and 2008, the diluted earnings per share amounts equal basic earnings per share because the Company had net losses and the impact of the assumed exercise of contingently issuable shares would have been anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent accounting pronouncements

Accounting Standards Codification and GAAP Hierarchy — Effective for interim and annual periods ending after September 15, 2009, the Accounting Standards Codification and related disclosure requirements issued by the FASB became the single official source of authoritative, nongovernmental GAAP. The ASC simplifies GAAP, without change, by consolidating the numerous, predecessor accounting standards and requirements into logically organized topics. All other literature not included in the ASC is non-authoritative. We adopted the ASC as of September 30, 2009, which did not have any impact on our results of operations, financial condition or cash flows as it does not represent new accounting literature or requirements.  All references to pre-codified U.S. GAAP have been removed from this Form 10Q.

Determining Fair Value in Inactive Markets — Effective for interim and annual periods beginning after June 15, 2009, GAAP established new accounting standards for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and the identifying transactions are not orderly. The new standards apply to all fair value measurements when appropriate. Among other things, the new standards:

•	affirm that the objective of fair value, when the market for an asset is not active, is the price that would be received in a sale of the asset in an orderly transaction;

•	clarify certain factors and provide additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active;

•
provide that a transaction for an asset or liability may not be presumed to be distressed (not orderly) simply because there has been a significant decrease in the volume and level of activity for the asset or liability, rather, a company must determine whether a transaction is not orderly based on the weight of the evidence, and provide a non-exclusive list of the evidence that may indicate that a transaction is not orderly; and

•
require disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and any change in valuation technique (and the related inputs) resulting from the application of the standard, including quantification of its effects, if practicable.

These new accounting standards must be applied prospectively and retrospective application is not permitted.

Financial Instruments — Effective for interim and annual periods ending after June 15, 2009, GAAP established new disclosure requirements for the fair value of financial instruments in both interim and annual financial statements. Previously, the disclosure was only required annually. We adopted the new requirements as of September 30, 2009, which resulted in no change to our accounting policies, and had no effect on our results of operations, cash flows or financial position, but did result in the addition of interim disclosure of the fair values of our financial instruments. See Note 4 for disclosure of the fair value of our debt.

Subsequent Events — Effective for interim and annual periods ending after June 15, 2009, GAAP established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new requirements do not change the accounting for subsequent events; however, they do require disclosure, on a prospective basis, of the date an entity has evaluated subsequent events. We adopted these new requirements as of July 31, 2009, which had no impact on our results of operations, financial condition or cash flows.

Consolidation— Effective for interim and annual periods beginning after November 15, 2009, with earlier application prohibited, GAAP amends the current accounting standards for determining which enterprise has a controlling financial interest in a VIE and amends guidance for determining whether an entity is a VIE. The new standards will also add reconsideration events for determining whether an entity is a VIE and will require ongoing reassessment of which entity is determined to be the VIE’s primary beneficiary as well as enhanced disclosures about the enterprise’s involvement with a VIE. We are currently assessing the future impact these new standards will have on our results of operations, financial position or cash flows.

Transfers and Servicing — Effective for interim and annual periods beginning after November 15, 2009, GAAP eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures. We are currently assessing the future impact these new standards will have on our results of operations, financial position or cash flows.

3. Due From Factors

As of October 31, 2009 and April 30, 2009, Due From Factors consist of the following:

	October 31,	April 30,
	2009	2009

Accounts receivable	$—	$153,444
Advances	—	(118,191)
Allowances	—	3,467
	$—	$31,786

The Company consolidated its factor agreements for both production and receivables and was able to use this combined financing effective in the third quarter.  Due from factors amounts are $0 as of October 31, 2009. The Company has an agreement with a factor entered into April 2009, pursuant to which a substantial portion of the Company’s accounts receivable is sold to the factor with recourse to bad debts and other customer claims.  Effective in the Company’s fiscal third quarter, the factor also began to facilitate production financing as well. The Company receives a cash advance equal to 80% of the invoice amount and is paid the balance of the invoice less fees incurred at the time the factor receives the final payment from the customer. The factor fee is 1.75% for the first 30 days the invoice remains unpaid and 0.07% for each day thereafter. The facility shall remain open until a 30 day notice by either party of termination of the agreement.  The facility is secured by all assets of the Company.  The Company also had an agreement with a second factor which was terminated in August 2009.
.
4. Inventories

As of October 31, 2009 and April 30, Inventories consist of the following:

	October 31, 2009	April 30, 2009

Finished goods	$341,553	$518,489
Raw materials	661,249	685,777
	$1,002,802	$1,204,266

  All raw materials used in the production of the Company's inventories are purchased by the Company and delivered to independent production contractors.

5. Other Current Assets

As of October 31, 2009 and April 30, 2009 Other Current Assets consist of the following:

	October 31, 2009	April 30, 2009
Prepaid inventory purchases	$315,592	$315,592
Other	50,295	59,079
	$365,887	$374,671

6. Note receivable

On June 19, 2009, (the "Closing Date") we sold to one investor (the “Investor”) a $4,000,000 non interest bearing debenture with a 25% ($1,000,000) original issue discount, that matures in 48 months from the Closing Date (the Drink’s Debenture) for $3,000,000, consisting of $375,000 paid in cash at closing and eleven secured promissory notes, aggregating $2,625,000, bearing interest at the rate of 5% per annum, each maturing 50 months after the Closing Date (the “Investor Notes”). The Investor Notes, the first ten of which are in the principal amount of $250,000 and the last of which is in the principal amount of $125,000, are mandatorily pre-payable, in sequence, at the rate of one note per month commencing on January 19, 2010, subject to certain contingencies. If the prepayment occurs, the entire aggregate principal balance of the Investor Notes in the amount of $2,625,000 (less the $200,000 August prepayment) together with the interest outstanding thereon, will be paid in eleven monthly installments (ten in the amount of $230,000 and one the amount of $125,000) such that the entire amount would be paid to us by November 26, 2010. As a practical matter, the interest rate on the Investor Notes serves to lessen the interest cost inherent in the original issue discount element of the Drinks Debenture. For the mandatory prepayment to occur, no Event of Default or Triggering Event as defined under the Drinks Debenture shall have occurred and be continuing and the outstanding balance due under the Drinks Debenture must have been reduced to $3,500,000 on January 19, 2009 and be reduced at the rate of $333,334 per month thereafter. Due to the uncertainty of the mandatory prepayments by the Investor the note receivable has been classified as a long term asset as of October 31, 2009.

One of the Triggering Events includes the failure of the Company to maintain an average daily dollar volume of common stock traded per day for any consecutive 10-day period of at least $10,000 or if the average value of the shares are pledge to secure our obligation under the Drinks Debenture (as subsequently described) falls below $1,600,000.

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

Out of the gross proceeds of this Offering, we paid the placement agent $37,500 in commissions and we are obligated to pay the placement agent 10% of the principal balance of the Investor Notes when each note is paid. We will also issue to the Placement Agent, warrants to acquire 5% of the shares of our Common Stock which we deliver in response to Share Repayment Requests, at an exercise price equal to the Market Price related to the shares delivered in response to the Share Repayment Request (the "Placement Agent Warrants"), which warrants are exercisable for a five year period, will contain cashless exercise provisions as well as anti-dilution provisions in the case of stock splits and similar matters

Our CEO has guaranteed our obligations under the Drinks Debenture in an amount not to exceed the lesser of (i) $375,000 or (ii) the outstanding balance owed under the Drinks Debenture. In addition our CEO, COO, and two other members of our Board of Directors and another of our shareholders, have, either directly, or through entities they control pledged an aggregate of 9,000,000 shares of our common stock to secure our obligations under the Drinks Debenture (the “Pledged Shares”). The Company has pledged an additional 3,000,000 shares of its common stock. The Company has agreed in principle to issue to those individuals who pledged their shares, 0.5 shares of Company stock for each share pledged which aggregates to 4,500,000 shares (including 3,000,000 to its CEO, 453,000 to its COO and an aggregate of 1,047,000 to two members of its board of directors). The 4,500,000 shares had a value of $675,279 on the date of the agreement and is included in additional paid in capital in accompanying balance sheet as of October 31, 2009.

On July 14, 2009 the value of the Pledged Shares fell below the required amount and consequently the Investor delivered a notice of default to the Company. On receipt of the notice the Company requested, and the Investor orally agreed, that the penalties the Company would have incurred would not apply. The agreement was subsequently documented and the Investor also waived the application of this provision through October 31, 2009. In response to the default the Investor transferred 5,523,645 shares of the Pledged Shares into its own name in order to commence sale thereof to satisfy payment of the Drinks Debenture. Accordingly and upon the Company’s request, Investor agreed to waive its right under an Event of Default. The value of the 5,523,645 shares on the date transferred to the Investor aggregated $828,547 which when sold by the Investor will reduce the balance of the Drinks Debenture. The aggregate value of $828,547 of the shares transferred has been accounted for as a reduction of the Drinks Debenture for accounting purposes. Of the 5,523,645 shares transferred 3,000,0000 were Company shares having an aggregate value of $450,000 and the balance, 2,523,645 shares, were shares pledged by Company shareholders having an aggregate value $378,547. The aggregate value of the shares transferred is included in additional paid in capital on the accompanying balance sheet at October 31, 2009 The Original Issue Discount of $1,000,000, and the value of the Investor warrants which aggregated $142,500 together totaling $1,142,500 was accounted for as a discount on the Drinks Debenture. The unamortized balance of the discount of $935,363 has been presented as a reduction of the Drinks Debenture as of October 31, 2009. The 4,500,000 shares the Company agreed to issue to our shareholders who pledged shares for this financing aggregated $675,279 which is included in deferred loan costs net of accumulated amortization of $ as of October 31, 2009.

At October 31, 2009 the balance of the Investor notes has been reduced by the balance of the Drinks Debentures of $2,236,090 (net of discount of $935,363) for presentation purposes.

In order to secure waivers which the investors in our December 2007 placement of our Series A Preferred stock claimed were required for the Company to consummate this financing , we allowed, and the three December investors elected, to convert an aggregate of $335,800 (335.8 shares) of our preferred stock into 3,358,000 shares of our common stock.. In addition, in August 2009 we allowed the two other holders of our Series A Preferred Stock to convert an aggregate of $134,625 (134.6 shares) of our Series A Preferred Stock into 1,200,000 shares of our common stock. The book value of the preferred stock converted exceeded the par value of the common stock received on the date of conversions.

On August 31, 2009, we amended the Drink’s Debenture. Pursuant to the amendment, the outstanding balance of the debenture was increased by $400,000 and the debenture will carry an interest rate of 12% per annum. Also, a member of the Company’s board of directors pledged 1,263,235 shares of our common stock as security for our obligations under the debenture, which increased the total number of shares pledged for this purpose. In return, the investor has prepaid $200,000 of the notes it issued to the Company in partial payment for the debenture and agreed that the provisions of the debenture relating to a 10% premium and the imposition of default interest will not apply in the event a “Triggering Event”, as defined in the debenture, was to occur in the future. The October 31, 2009 financial statements do not give effect to the modifications made on August 31, 2009.

On October 27, 2009, the Investor declared a default under our $4,400,000 debenture as a result of the failure of certain shares of our common stock, which were pledged by certain shareholders and the Company, to secure the debenture that had been acquired by St. George. The Company has secured an agreement from the Investor not to enforce the default based on any decline in value of the pledge shares that has occurred in the past or that may occur prior to December 31, 2006. Under the terms of such agreement, 3,209,997 pledge shares owned by the Company’s shareholders have become the property of the Investor.

7. Other long term assets

In January 2009, in accordance with an employment agreement executed with an Olifant employee the Company issued 100,000 shares of its common stock (see Note 8). The value of the stock on the date of grant aggregated $26,000 which is being amortized over the five year life of the un-extended term of the agreement. At October 31, 2009 and April 30, 2009 the unamortized balance of the stock was $21,885 and $24,505, respectively.

In August 2008 the Company entered into a three year agreement with an unrelated entity which is to provide marketing and promotional services for the Company. Under the terms of the agreement, as consideration for the services to be provided, the Company is to issue warrants to purchase an aggregate of 350,000 shares of Company stock at an exercise price of $.50. The Company determined, as of the grant date the warrants had an aggregate value of $6,730 which is being amortized over the three year benefit period. At October 31, 2009 and April 30, 2009 the unamortized balance of the warrants was $ and $5,666, respectively. As of October 31, 2009 a warrant to purchase an aggregate of 275,000 shares of Company stock has been issued with 75,000 remaining to be issued.

In August 2006, in connection with an agreement with one of its sales consultants the Company issued warrants to purchase 100,000 shares of Holdings common stock at an exercise price of $0.60 per share. The agreement which was for three years, expiring in June 30, 2009, was automatically extended for a one year renewal term with an optional renewal term of one year remaining . The warrants may be exercised at any time up to five years from the date of the agreement. The Company determined, as of the grant date of the warrants, that the warrants had a value of $18,000 which was amortized over the one year benefit period of such warrants. In addition, under the terms of the agreement, the consultant received 175,000 shares of Holdings common stock which were valued at $107,000 based on the market price of the stock at the date of the agreement. The value of stock issued is being amortized over the five year life of the consulting agreement. On August 28, 2008, the Company granted the consultant warrants to purchase an additional 200,000 shares of the Company’s common stock at an exercise price of $0.50 per share. This issuance satisfies the Company’s requirements for the contract years ending June 30, 2008 and 2009. Management has determined that the aggregate value of the warrants was $4,000 based on a market price of $0.28 per share of the Company stock on the date of grant. The warrants expire five years from the date of grant. The unamortized value of the aggregate stock and warrants issued to the consultant under the agreement at October 31, 2009 and April 30, 2009 was $0 and $53,478, respectively. On August 28, 2008 the consultant and the Company agreed to convert $153,000 of past due consulting fees into 306,000 shares of common stock at a value of $0.50 per share which was at a premium to the market price on date of grant. Also, in August 2009, the consultant converted $ 307,981 of past due and future consideration into 2,053,210 shares of Company stock.

In February 2007, the Company entered into a five year agreement with a consulting company to provide certain financial advisory services. The Company prepaid $300,000 for such services. This amount is carried as a long-term asset and was being amortized over the five year life of the agreement. The Company determined that the services no remaining value and fully amortized the remaining unamortized balance. At October 31, 2009 and April 30, 2009 the unamortized balance of the agreement was $0 and $165,370 respectively.

On June 14, 2007, in connection with an endorsement agreement, the Company issued warrants to purchase 801,000 shares of the Company’s common stock at a price of $1.284 per share. The warrants may be exercised at any time up to June 14, 2017. The Company determined that the warrants had a value of $416,500, as of the date the warrants were granted, which is being amortized over the three year term of the endorsement agreement. The warrants have cashless exercise provisions. At October 31, 2009 and April 30, 2009, the unamortized balance of these warrants was $85,911 and $155,856 respectively. In addition, the Company has agreed to issue, as partial consideration for monthly consulting services, to a principal of one of the entities involved in the endorsement agreement, warrants to purchase 3,000 shares of the Company’s common stock per month at the monthly average market price. As of October 31, 2009 warrants to purchase 99,000 shares of the Company’s stock have been earned under this agreement of which a warrant for 54,000 shares has been issued at exercise prices ranging from $0.19 to $2.12 per share of common stock. Each warrant issuance has an exercise period of 5 years from date of issuance.

8 . Acquisition

On January 15, 2009 (the “Closing”), the Company acquired 90% of the capital stock of Olifant U.S.A, Inc. (“Olifant”) , pursuant to a Stock Purchase Agreement (the “Agreement”). Olifant has the worldwide distribution rights (other than Europe) to Olifant Vodka and Olifant Gin which are both produced in Holland. The transaction was accounted for as a business combination using the purchase method of accounting.

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

9. Notes and Loans Payable

As of October 31, 2009 and April 30, 2009 Notes and loans payable consisted of the following:

	October 31, 2009	April 30, 2009

Convertible note(a)	$286,623	$286,623
Purchase order facility(b)	—	1,223
Olifant note(c)	901,380	1,061,763
Other (d)	44,658	49,720
	1,232,661	1,399,329
Less current portion	632,661	799,329

Long-term portion	$600,000	$600,000

(a)
In October 2006, the Company borrowed $250,000 and issued a convertible promissory note in like amount. The due date of the loan was originally extended by the Company to October 2008 from October 2007 in accordance with the terms of the original note agreement. On March 1, 2009 the note was amended to extend the due date to October 18, 2009. As of March 1, 2009, the principal amount of the amended note is $286,623, which includes the original $250,000 of principal plus accrued and unpaid interest of 36,623 as of March 1, 2009. The amended note is convertible into shares of our common stock at $0.35 per share, a decrease from the $0.60 price under the original note but at a premium to the market price on the date of the amended agreement, with certain anti-dilution provisions. The note bears interest at 12% per annum which is payable quarterly. At the option of the lender, interest can be paid in shares of Company common stock. Under the terms of the amended note monthly principal payments of $20,000 were to commence June 1, 2009 with the balance paid at maturity. As of September 2009 the Company had not made any payments under the amended note and has reached an informal agreement with the note-holder, to issue 50,000 shares of the Company’s common stock for each week of nonpayment. As of October 31, 2009 the Company has issued the note-holder 600,000 shares of its stock as payment of interest on the note. In addition, as consideration for extending the note the Company issued the lender 286,623 shares of Company common stock which had a value of $42,992 on March 1, 2009. As of the October 31, 2009 and April 30, 2009 the unamortized balance of the 286,623 shares issued was $0 and $30,710, respectively, which is included in Other current assets on the accompanying balance sheets. See Subsequent Events.

(b)
Balances on borrowings under purchase order financing facility with Hartsko Financial Services, LLC (“Hartsko”). Advances under the facility are subject to a 3% fee for the first 30 days they remain outstanding and 1% for each 10 days they remain unpaid. Hartsko has a first security interest in the assets of the Company to the extent of this advance.

(c)
On January 15, 2009 (the “Closing”), the Company acquired 90% of the capital stock of Olifant U.S.A, Inc. (“Olifant”), pursuant to a Stock Purchase Agreement (the “Agreement. The Company has agreed to pay the sellers $1,200,000 for its 90% interest: $300,000 in cash and common stock valued at $100,000 to be paid 90 days from the Closing date The initial cash payment of $300,000 which was due 90 days from Closing, was reduced to $149,633, which was paid to the sellers in August 2009 together with Company common stock having an aggregate value of $100,000 based on the date of the Agreement. The Company issued a promissory note for the $800,000 balance. The promissory note is payable in four annual installments, the first payment is due one year from Closing. Each $200,000 installment is payable $100,000 in cash and Company stock valued at $100,000 with the stock value based on the 30 trading days immediately prior to the installment date. The cash portion of the note accrues interest at a rate of 5% per annum.

(d)
As of October 31, 2009 and April 30, 2009, $40,000 is owed to a shareholder of the Company and at April 30, 2009 an additional $9,720 is owed to a member of the Company’s board of directors under an informal agreement s with the Company for amounts advanced to the Company for working capital purposes. Amounts owed to the shareholder accrues interest at a rate of 12% per annum. In June 2009, the director was repaid $11,220 which includes interest of $1,500.

10. Accrued expenses

Accrued expenses consist of the following at October 31, 2009 and April 30, 2009:

	October 31, 2009	April 30, 2009
Payroll, board compensation, and consulting fees owed to officers, directors and shareholders	$1,963,713	$1,565,964
All other payroll and consulting fees	645,105	470,061
Interest	74,890	17,465
Others	1,124,430	846,935
	$3,808,138	$2,900,425

 On October 20, 2009, the Company reached agreements with its Chief Executive Officer and members of its Board of Directors to satisfy obligations owed to them, in the aggregate amount of $1,002,450 for salary, director fees, consulting fees, and satisfaction of a portion of an outstanding loan and the interest accrued thereon, by issuing to them 1,763,607 shares of our common stock and warrants to acquire 9,838,793 shares of our common stock. Under this arrangement, the valuation of the common stock and the exercise price of the warrants was $0.15 a share. Fifty percent of the warrants can be exercised at anytime during the ten year term and the other 50 percent will only be exercisable at such time as the Company has achieved positive EBITDA for two successive quarters. If this profitably standard is not realized during the term of the warrants, 50 percent of the warrants will be forfeited. The Company has not yet issued the shares or warrants.

11. Shareholders' Deficiency

In addition to those referred to in Note 3, 6, 7, 8, and 9, additional transactions affecting the Company's equity for the six months ended October 31, 2009 are as follows:

In May 9, 2009 we issued a sales consultant 85,000 shares of our common stock with an aggregate value of $11,900 for past due fees owed to him. The value of the shares is included in selling, general and administrative expenses for the six months ended October 31, 2009.

On July 1, 2009 we issued an aggregate of 333,333 shares of our common stock having an aggregate value of $50,000 to a member of our board of directors for an advance he made to a third, unrelated, entity for services they provided the Company. The amount the Company was invoiced for these services by the third party was equal to the value of the stock issued to the director.

On July 1, 2009 we issued 28,000 shares of our common stock having an aggregate value of $3,600 to a company which provides freight services to the company. The value of the shares is included in selling, general and administrative expenses for the six months ended October 31, 2009.

On July 1, 2009 we issued 100,000 shares of our common stock having an aggregate value of $13,000 to a sales consultant for the Company for services he has provided to us. The value of the shares is included in selling, general and administrative expenses for the six months ended October 31, 2009.

On July 22, 2009, we issued 2,325,000 shares of our common stock to Drinks and pledged the shares in lieu of a prejudgment remedy that the Plaintiff had sought against the Company and its Chief Executive Officer. These shares may be retired upon completion of litigation. See Note 16.

On July 31, 2009, we issued 750,000 shares of our common stock to Drinks and pledged the shares as collateral against payment for legal services rendered.

On July 29, 2009 we issued 71,500 shares of our common stock having an aggregate value of $10,000 to a consultant for the Company for services he has performed. The value of the shares is included in selling, general and administrative expenses for the six months ended October 31, 2009.

In March 2009, the Company granted 1,175,000 shares of its common stock under its 2008 Stock Incentive Plan (the” Plan”) to several of its employees as consideration for past services they have performed for the Company. The value of the stock on the date of grant aggregated $188,000 which was included in accrued expenses at April 30, 2009 as none of these shares were issued as of that date. In July 2009 the Company issued 750,000 of these shares (including 250,000 each to the Company’s Chief Operating Officer and former Chief Financial Officer).

As of July 31, 2009, warrants to purchase 8,944,423 shares of Holdings common stock were outstanding, including warrants previously disclosed in Note 9. The warrants have exercises prices per share of Company common stock ranging from $0.35 to $3.00.In August 2009, we issued a total of 2,124,710 shares of our common stock having an aggregate value of $193,389 to vendors in satisfaction of amounts owed.

On August 1, 2009 and September 29, 2009, we issued 200,000 and 400,000 shares of our common stock, respectively, having an aggregate value of $59,400 to a note holder as interest payments.

On August 5, 2009, we issued 350,000 shares of our common stock having an aggregate value of $45,150 as payment for legal services.

In August 2009, we issued 1,200,000 shares of our common stock in satisfaction of a conversion request for 120 shares of our Series A Preferred Stock.

In September 2009, we issued a total of 425,000 shares to employees as bonus payments.

On September 23, 2009, we issued 4,200,000 shares of our common stock having an aggregate value of $373,800 as repayment of $100,000 borrowed and promotional services rendered for Olifant marketing.

On September 24, 2009, we issued 50,119 shares of our common stock having an aggregate value of $3,959 to a vendor in satisfaction of amounts owed.

As of August 17, 2009, we entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Optimus Capital Partners, LLC, d/b/a Optimus Special Situations Capital Partners, LLC an unaffiliated investment fund (the “Fund”), which provides that, upon the terms and subject to the conditions set forth therein, the Fund is committed to purchase up to $5,000,000 of our Series B Preferred Stock. Under the terms of the Purchase Agreement, from time to time until August 16, 2011 and at our sole discretion, we may present the Fund with a notice to purchase such Series B Preferred Stock (the “Notice”). The Fund is obligated to purchase such Series B Preferred Stock on the tenth trading day after the Notice date, subject to satisfaction of certain closing conditions. The Fund will not be obligated to purchase the Series B Preferred Stock (i) in the event the closing price of our common stock during the nine trading days following delivery of a Notice falls below 75% of the closing price on the trading day prior to the date such Notice is delivered to the Fund, or (ii) to the extent such purchase would result in the Fund and its affiliates beneficially owning more than 9.99% of our common stock. Our ability to send a notice is also subject to certain conditions. Therefore, the actual amount of the Fund’s investment is not certain. There were no shares issued of our Series B Preferred Stock as of October 31, 2009.

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

On March 12, 2009 the Company granted an aggregate of 5,775,000 options under its 2008 Stock Incentive Plan to various employees, the directors of the Company, and to two consultants to the Company. The exercise price of the options granted to employees and directors and one of the consultants was at the market value (other than those issued to our CEO which was at a 10% premium to the market value) of the underlying common stock at the date of grant. The exercise price of the options granted to the other consultant, $0.35, was above the fair market value of the underlying common stock at the date of grant. The value of the options on the date of grant was calculated using the Black-Scholes formula with the following assumptions: risk free frate-2%, expected life of options –5 years, expected stock volatility -67%, expected dividend yield -0%. The Company issued an aggregate of 4,175,000 options to purchase shares of its common stock to its employees including 2,500,000 to its CEO, 500,000 to its COO and 300,000 to its former CFO.

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

13. Income Taxes

No provision for taxes on income is included in the accompanying statements of operations because of the net operating losses for both the six months ended October 31, 2009 and 2008. Holdings and Drinks previously filed income tax returns on a June 30 and December 31 tax year, respectively; however, both companies applied for and received a change in tax year to April 30 and file a federal income tax return on a consolidated basis. Olifant files income tax returns on a February 28 tax year. The consolidated net operating loss carry forward as of October 31, 2009 is approximately $30,000,000, available to offset future years' taxable income expiring in various years through 2029.

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

14. Related Party Transactions

Related party transactions, in addition to those referred to in Notes 9, 10, 11 and 12 are as follows:

Consulting and Marketing Fees

For each of the six months ended October 31, 2009 and 2008, the Company incurred fees for services rendered related to sales and marketing payable to a limited liability company which was controlled by a member of the Company’s board of directors, and previous  chairman of the board aggregating $24,000. As of October 31, 2009 and April 30, 2009 unpaid fees owed to the chairman's firm, aggregated $215,550 and $174,550, respectively.

In fiscal 2003 we entered into a consulting agreement with a company wholly owned by a member of the Company's board of directors. Under the agreement the consulting company is being compensated at a rate of $100,000 per annum. For each of the six months ended October 31, 2009 and 2008 the Company incurred fees aggregating $25,000 under this agreement. As of October 31, 2009 and April 30, 2009 we were indebted to the consulting company in the amount of $306,243 and $256,248, respectively.

In December 2002 the Company entered into a consulting agreement with one of its shareholders which provided for $600,000 in fees payable in five fixed increments over a period of 78 months. The agreement expired on June 9, 2009. For the six months ended October 31, 2009 and 2008 the Company incurred fees aggregating $13,151 and $60,000, respectively, under this agreement. The Company has an informal agreement with the shareholder pursuant to which he has the option of converting all or a portion of the consulting fees owed him into shares of Holding's common stock at a conversion price to be agreed upon. In March 2009 the consultant elected to convert $120,000 due him for consulting fees into shares of Company stock at a price of $0.35 per share resulting in the Company issuing 342,857 shares to him. In February, 2008 the consultant elected to convert $190,000 due him for consulting fees into shares of Company common stock at a price of $0.50 per share resulting in the Company issuing 380,000 shares to him. Each of the conversions were at a premium to the market price of the Company’s common on the date of the elections to convert. As of October 31, 2009 and April 30, 2009, amounts owed to this shareholder aggregated $43,151 and $30,000, respectively.

Royalty Fees

In connection with the Company's distribution and licensing agreements with its equity investee the Company incurred royalty expenses for the six months ended October 31, 2009 and 2008 of approximately $2,500 and $18,000, respectively. The operations and the net assets are immaterial.

Loan Payable

The Company is obligated to issue shares of its common stock to several of its shareholders in connection with its June 2009 debt financing (see Note 5).

From July 2007 through July 2009 the Company borrowed an aggregate of $813,035 from our CEO for working capital purposes. The borrowings bear interest at 12% per annum. For six months ended October 31, 2009 and 2008 interest incurred on this loan aggregated $18,566 and $18,831, respectively. As of October 31, 2009 and April 30, 2009 amounts owed to our CEO on these loans including accrued and unpaid interest aggregated $ and $305,935, respectively.

15. Customer Concentration

For the six months ended October 31, 2009, our largest customer accounted for 15% of our sales. For the six months ended October 31, 2009, three other customers accounted for 10% or more of our sales. The Company did not have significant sales to any single customer during the three months ended October 31, 2009. For the three and six months ended October 31, 2008, our largest customer accounted for 16% and 13% of our sales, respectively. For the three and six months ended October 31, 2008, three other customers accounted for 10% or more of our sales.

16. Commitments and Contingencies

Lease

The Company leases office space under an operating sublease, with minimum annual rentals of $50,000 through September, 2009 which was renewed for a two year period through September 2011 with minimum annual rentals of $36,000. The Company leased additional office space under an operating lease, which expired in March 2009 that required minimal annual rental payments of $51,600.

Rent expense for these leases aggregated approximately $24,000 and $53,000 for the six months ended October 31, 2009 and 2008, respectively. Rent expense for these leases aggregated approximately $12,000 and $27,000 for the three months ended October 31, 2009 and 2008, respectively.

Future minimum payments for all leases are approximately as follows:

Year Ending
April 30,	Amount
2010	$20,333
2011	36,000
2012	15,000

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

In 2008 the Company entered into a licensing agreement with Vetrerie Bruni S.p.A. (“Bruni”), which has the patent to the Trump Vodka bottle design. The agreement is retroactive to January 1, 2008 and calls for annual minimum royalties of $150,000. Royalties are due on a per bottle basis on bottles produced by another bottle supplier of approximately 18% of the cost of such bottles. The agreement terminates upon the expiration of the patent or the expiration of the Company’s license agreement with Trump Marks LLC. As of October 31, 2009 the Company has accrued $237,500 in fees due Bruni. Due to a dispute with respect to the pricing and quantities of glass ordered and the source of alternative producers the company entered into a dispute with Bruni Glass resulting in litigation which was resolved with a settlement. This settlement resulted in a lowering of the Company’s annual glass royalty obligation and a settlement of the outstanding balance the Company owed to Bruni. The settlement results in the Company making monthly payments of $10,000 per month for 12 months for $120,000 in payments against the prior accrual of $237,000 by the Company and a lowering of the annual going forward royalty by as much as 75% depending on utilization levels.

In February 2008 we entered into a joint venture with Grammy Award-winning producer and artist, Dr. Dre. The Company and Dr. Dre have formed the joint venture to identify, develop, and market premium alcoholic beverages, The deal is under the umbrella of the agreement between the Company and Interscope Geffen A&M Records. Our Leyrat Cognac is the joint ventures’ first beverage. In January 2009 the Company launched its Leyrat Estate Bottled Cognac which it imports from a 200 year old distillery in Cognac France. The Company granted 10% of its 50% interest in the brand to the producer of the product, leaving us with a 45% interest, in return for the rights to distribute the product in the United States. The Company has 5% of the rights for the brand in Europe.

Our license with respect to the Kid Rock related trademarks currently requires payment to the licensor of a per case royalty (or equivalent liquid volume), with certain minimum royalties for years 2 through 5 of the agreement payable on the first day of the applicable year. Certain aspects of this agreement are currently being modified.

Other Agreements

The Company has modified its agreement with a foreign distributor, through December 2023, to distribute our products in their country. The agreement requires the distributor to assume procurement of component parts, production, distribution and funding for approved marketing and promotion for the term of the agreement. The distributor is to pay the Company a quarterly fee no less than one fourth of $150,000 and certian incremental payments for set volume levels. In return for the fee and assumption of all financial support in the territory, the Company will be the exclusive distributor in Israel over the term of the agreement with the rights to be the exclusive distributor in their country. The distributor in in the process of purchasing component parts for its own production. It is also anticipated that the Company may purchase up to five containers of product or 5,000 cases from the Company's current inventory as a precursor to its own production in order to accelerate market entry.

Litigation

In June 2009, Richard Shiekman, a former employee of the Company, filed an application for prejudgment remedy against the Company and our chief Executive Officer in Superior Court of Connecticut, Judicial District of Fairfield (Docket Number CV 09 4028895 S). The plaintiff has not commenced litigation however in his request for prejudgment he seeks $127,250 of unpaid wages and commissions and, $1,500 for reimbursement of expenses. The maximum exposure to the Company and our CEO is approximately $260,000 for double damages plus attorneys’ fees and costs. In the first quarter of the year, the plaintiff was arrested for theft from the Company. The Company believes that the claims made by the plaintiff are completely inaccurate and false and plans to vigorously defend this suit. In addition, the Company plans to commence a countersuit for damage and theft of services. As of November 30, 2009, we pledged 10,325,000 shares of Company common stock in lieu of a prejudgment remedy that the Plaintiff had sought against the Company and its Chief Executive Officer.

In October 2009, James Sokol, a former consultant for the Company, filed an application for prejudgment remedy against the Company and its Chief Executive Officer in the Superior Court for the Judicial District of Fairfield (Docket Number CV 09 5027925 S) claiming unpaid commissions and compensation of $256,000.00. The plaintiff has not commenced litigation. The maximum exposure to the Company and our CEO is approximately $520,000.00 for double damages plus attorney's fees and costs. The Company believes that the claims made by the plaintiff are inaccurate and false and plans to vigorously defend this suit. As of November 30, 2009, we pledged 15,000,000 shares of Company common stock in lieu of a prejudgment remedy that the Plaintiff had sought against the Company and its Chief Executive Officer. Discussions are planned to resolve this matter.

In February 2009, Vetrerie Bruni S.p.A (“Bruni”) the company which has the patent to the Trump Vodka bottle design filed a complaint against us in the U.S. District Court, Southern District of New York for alleged breach of contract and seeking $225,000 for alleged past due invoices and royalties. The Company filed a counterclaim. The case was settled with Drinks agreeing to pay $10,000 per month for 12 months commencing in February 2010 and an agreement for the Company to receive a reduction in the gross royalty amount to be paid to Bruni based upon usage amounts that would cap the companies fees at 50% of the prior agreement.

In June 2009, Liquor Group Wholesale, Inc. (“Liquor Group”) a company which provided distribution services for us in several states filed a claim for damages against us in Duval County Florida for alleged damages including breach of contract and is seeking approximately $2 million in damages. It is the Company’s strong opinion that the claim arose out of our termination of the agreements we had with them for their nonperformance, nonpayment, failure of the plaintiff to accurately report sales to the Company and their withholding of information required by the agreements. The Company believes it asserted its right not to extend credit beyond the capacity of Liquor Group to provide documentation of sales and marketing or proof of the ability to pay for quantities of product ordered in light on accumulated nonpayment of invoices. The Company filed a counterclaim of $500,000 for damages against Liquor Group and has denied their claimed breach of contract claim previously made against it. The Company contends that it is owed money by Liquor Group under the agreements. Liquor Group has not filed a response to the counterclaim for damages. Liquor Group has until the end of September to submit the fee for its claim to proceed to arbitration.

Other than the above we believe that the Company is currently not subject to litigation, which, in the opinion of our management, is likely to have a material adverse effect on us.

17. Subsequent Events

In addition to those referred to in Note 6, 7, 8, and 9, subsequent events which have been reviewed through December 21, 2009 include the following:

On November 9, 2009, the Company filed a registration statement on Form S-8 filed to register 20,000,000 shares issuable pursuant to an Incentive Stock Plan. The Company has issued a total of 7,715,000 shares of Company common stock under the plan as compensation for legal and marketing services.

On November 9, 2009, the Company issued an unsecured $100,000 convertible note that matures on November 9, 2010. Interest accrues at a rate of 12.5% per annum and is payable quarterly. At the option of the note holder, interest can be paid in either cash or shares of Company common stock based on the convertible note’s $0.06 conversion price. As additional consideration, the Company granted the note holder 250,000 shares of Company’s common and agreed to register the shares by January 8, 2010 or pay to the note holder as damages additional shares of the Company’s common stock equal to 2.0% of the common shares issuable upon conversion of the convertible note. The Company also granted the note holder piggyback registration rights. On November 23, 2009, the Company issued the 250,000 shares.

On November 9, 2009, an investor purchased a $311,176.00 past due Company Note described above in Note 9(a). On November 13, 2009, the Company exchanged a new $447,500.00 Convertible Promissory Note for the past due Company Note. The new convertible promissory note is convertible at the note holder’s option using a conversion price based on the prevailing market prices. Subsequent to issuance of the note, the Company has issued the note holder a total of 8,700,000 shares of Company common stock in satisfaction of conversions of note principal.

On November 17, 2009, the Company issued a total of 12,003,720 shares of Company common stock to certain officers and directors as a replacement for the 12,003,720 shares they lent pursuant to a financing transaction. See Note 6 above.

On November 18, 2009, the Company retained a business advisory consultant and agreed to issue 2,000,000 shares of Company Common Stock in exchange for services to be rendered.

On November 23, the Company issued 400,000 shares of common stock in satisfaction of interest payable on a note.

Subsequent to October 31, 2009, the Company issued 23,000,000 shares of Company common stock that are pledged in lieu of prejudgment remedies on two litigation matters.

On November 25, 2009, the Company received gross proceeds of $87,037 from the issuance to an investor of 8.7037 shares of Series B preferred stock at $10,000.00 per share and a warrant for 4,701,167 shares of common stock with an exercise price based on prevailing market prices. The warrant is exercisable upon the earlier of (a) May 25, 2010, or (b) the date a registration statement covering the warrant shares is declared effective, but not after November 25, 2014, that number of duly authorized, validly issued, fully paid and non-assessable shares of common stock set forth above; provided, however, that this warrant may only be exercised for warrant shares equal in value to not more than 135.0% of the initial $0.025 initial exercise price.

On December 17, 2009, the Company received gross proceeds of $51,333 from the issuance to an investor of 5.133333 shares of Series B preferred stock at $10,000.00 per share and a warrant for 4,200,000 shares of common stock with an exercise price based on prevailing market prices. The warrant is exercisable upon the earlier of (a) June 17, 2010, or (b) the date a registration statement covering the warrant shares is declared effective, but not after December 17, 2014, that number of duly authorized, validly issued, fully paid and non-assessable shares of common stock set forth above; provided, however, that this warrant may only be exercised for warrant shares equal in value to not more than 135.0% of the initial $0.0165 initial exercise price.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis summarizes the significant factors affecting (1) our consolidated results of operations for the six months ended October 31, 2009, compared to the six months ended October 31, 2008, and (2) our liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Report, and the audited consolidated financial statements and notes included in Form 10-K, which Report was filed on August 13, 2009.

RESULTS OF OPERATIONS

Comparison of Three and Six Month Periods Ended October 31, 2009 to October 31, 2008

Net Sales: Net sales were $449,278 for the six months ended October 31, 2009 compared to net sales of $1,649,557 for the six months ended October 31, 2008. Net sales were $15,308 for the three months ended October 31, 2009 compared to net sales of $580,980 for the three months ended October 31, 2008. As has been announced by the Company, delay in financing, now in place, has caused various second quarter orders and inventories to have shipment dates pushed to our current third quarter. The second quarter decrease is predominantly due to inventory shortfalls as a result of timing on letters of credit and insufficient working capital and the resulting delay of certain shipments. The Company believes these impediments have been alleviated in the subsequent quarter and has previously announced the resumption of production and shipment. The Company’s management believes, and customer demand indicates, that with adequate working capital and our current production and receivable letters of credit now in place and our national distribution already in place sales of our products will improve in subsequent quarters, particularly in the improving economic environment.

Gross margin: Gross profit was $127,569 (28% of net sales) for the six months ended October 31, 2009 compared to gross profit of $379,523 (23.0% of net sales) for the six months ended October 31, 2008. Gross loss was ($496) (-3.2% of net sales) for the three months ended October 31, 2009 compared to gross profit of $41,890 (7.2% of net sales) for the three months ended October 31, 2008. For the six months ended October 31, 2009 we wrote-off Newman’s Own related inventory resulting in a charge of approximately $40,000 to cost of goods sold and resulted in the negative gross margin for the three months ended October 31, 2009. The inherent low margins for the Newmans’ Own products, the increased costs in production lead to our decision to discontinue to sell the products.

Selling, general and administrative: Selling, general and administrative expenses totaled $3,210,057 for the six months ended October 31, 2009, compared to $2,706,583 for the six months ended October 31, 2008, an increase of 19%. Selling, general and administrative expenses totaled $1,586,440 for the three months ended October 31, 2009, compared to $1,089,462 for the three months ended October 31, 2008, an increase of 46%. For the six months ended October 31, 2009 marketing expenses included $567,500 of fees relating to the Olifant Summer Concert Series. Local marketing expenses decreased from the prior year because many customers were out of inventory of our brands. Legal and finance fees have increased from the prior year due to our June 2009 financing and increase in litigation. The Company has made reductions during the six months ended in selling, general and administrative expenses in the areas of payroll and overhead costs that will result in reduced operating cost levels starting in the Company’s fiscal third quarter.

Other Income (expense): Interest expense totaled $517,485 for the six months ended October 31, 2009 compared to expense of $157,144 for the six months ended October 31, 2008. Interest expense totaled $79,780 for the three months ended October 31, 2009 compared to expense of $135,847 for the three months ended October 31, 2008. The increase in interest expense for the six months ended October 31, 2009 resulted from the increased debt outstanding in 2009 as compared to 2008.

Income Taxes: We have incurred substantial net losses from our inception and as a result, have not incurred any income tax liabilities. Our federal net operating loss carry forward is approximately $28,000,000, which we can use to reduce taxable earnings in the future. No income tax benefits were recognized for the six months ended October 31, 2009 and 2008 as we have provided valuation reserves against the full amount of the future carry forward tax loss benefit. We will evaluate the reserve every reporting period and recognize the benefits when realization is reasonably assured.

IMPACT OF INFLATION

Although management expects that our operations will be influenced by general economic conditions we do not believe that inflation has had a material effect on our results of operations.

SEASONALITY

As a general rule, the second and third quarters of our fiscal year (August-January) are the periods that we realize our greatest sales as a result of sales of alcoholic beverages during the holiday season. During the fourth quarter of our fiscal year (February-April) we generally realize our lowest sales volume as a result of our distributors working off inventory which remained on hand after the holiday season. Given our lack of working capital, the effects of seasonality on our sales have been lessened.

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

We have experienced net losses and negative cash flows from operations and investing activities since our inception in 2003. Our net loss for the six months ended October 31, 2009 was $3,543,710. Cash used in operating activities for the six months ended October 31, 2009 was $151,372. We have to date funded our operations predominantly through factoring, vendor credit, loans from shareholders and investors, and proceeds from the sale of our common stock, preferred stock, and warrants.

As of August 17, 2009, we entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Optimus Capital Partners, LLC, d/b/a Optimus Special Situations Capital Partners, LLC an unaffiliated investment fund (the “Fund”), which provides that, upon the terms and subject to the conditions set forth therein, the Fund is committed to purchase up to $5,000,000 of our Series B Preferred Stock. Under the terms of the Purchase Agreement, from time to time until August 16, 2011 and at our sole discretion, we may present the Fund with a notice to purchase such Series B Preferred Stock (the “Notice”). The Fund is obligated to purchase such Series B Preferred Stock on the tenth trading day after the Notice date, subject to satisfaction of certain closing conditions. The Fund will not be obligated to purchase the Series B Preferred Stock (i) in the event the closing price of our common stock during the nine trading days following delivery of a Notice falls below 75% of the closing price on the trading day prior to the date such Notice is delivered to the Fund, or (ii) to the extent such purchase would result in the Fund and its affiliates beneficially owning more than 9.99% of our common stock. On November 25, 2009, the Company received gross proceeds of $87,037 from the issuance of 8.7037 shares of Series B preferred stock at $10,000.00 per share and a warrant for 4,701,167 shares of common stock with an exercise price based on prevailing market prices. The warrant is exercisable upon the earlier of (a) May 25, 2010, or (b) the date a registration statement covering the warrant shares is declared effective, but not after November 25, 2014, that number of duly authorized, validly issued, fully paid and non-assessable shares of common stock set forth above; provided, however, that this warrant may only be exercised for warrant shares equal in value to not more than 135.0% of the initial $0.025 initial exercise price.

On December 17, 2009, the Company received gross proceeds of $51,333 from the issuance of 5.133333 shares of Series B preferred stock at $10,000.00 per share and a warrant for 4,200,000 shares of common stock with an exercise price based on prevailing market prices. The warrant is exercisable upon the earlier of (a) June 17, 2010, or (b) the date a registration statement covering the warrant shares is declared effective, but not after December 17, 2014, that number of duly authorized, validly issued, fully paid and non-assessable shares of common stock set forth above; provided, however, that this warrant may only be exercised for warrant shares equal in value to not more than 135.0% of the initial $0.0165 initial exercise price.

Our ability to send additional notices is also subject to certain conditions. Therefore, the actual amount of the Fund’s investment is not certain.

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

In October 2006, the Company borrowed $250,000 and issued a convertible promissory note in like amount. The due date of the loan was originally extended by the Company to October 2008 from October 2007 in accordance with the terms of the original note agreement. On March 1, 2009 the note was amended to extend the due date to October 18, 2009. As consideration for extending the note in March 1, 2009 the Company issued the lender 286,623 shares of Company common stock. On November 9, 2009, an investor purchased the past due convertible note from the note-holder. On November 13, 2009, the Company exchanged a new $447,500.00 Convertible Promissory Note for the past due convertible note. The new convertible promissory note is convertible at the note holder’s option using a conversion price based on the prevailing market prices. Subsequent to issuance of the note, the Company has issued the note holder a total of 8,700,000 shares of Company common stock in satisfaction of conversions of note principal.

On November 9, 2009, the Company issued an unsecured $100,000 convertible note that matures on November 9, 2010. Interest accrues at a rate of 12.5% per annum and is payable quarterly. At the option of the note holder, interest can be paid in either cash or shares of Company common stock based on the convertible note’s $0.06 conversion price. As additional consideration, the Company granted the note holder 250,000 shares of Company’s common and agreed to register the shares by January 8, 2010 or pay to the note holder as damages additional shares of the Company’s common stock equal to 2.0% of the common shares issuable upon conversion of the convertible note. The Company also granted the note holder piggyback registration rights. On November 23, 2009, the Company issued the 250,000 shares.

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

From July 2007 through October 2009 the Company has borrowed from our CEO for working capital purposes. The borrowings bear interest at 12% per annum. As of October 31, 2009 and April 30, 2009, amounts owed to our CEO on these loans including accrued and unpaid interest aggregated $361,463 and $305,935, respectively. Based on an understanding we reached with our CEO on October 20, 2009, we plan to satisfy obligations owed to him for a portion of his outstanding salary and a portion of an outstanding loan by issuing him shares of our common stock and warrants to acquire shares of our common stock valued at $0.15 per share. The shares and warrant have not yet been issued.

As of October 31, 2009 the Company has a shareholders' deficiency of $3,882,044, including $41,117,349 in accumulated losses since its inception in 2002. For the six months ended October 31, 2009, the Company sustained a net loss of $3,516,495, and used $151,372 in operating activities. We will need additional financing which may take the form of equity or debt and we will seek to convert liabilities into equity. Business judgments have been substantially affected by the availability of working capital. We expect that our working capital position and our cash balance will benefit from financing agreement we have in place, however our business continues to be effected by insufficient working capital. We will need to continue to carefully manage our working capital and our business decisions will continue to be influenced by our working capital requirements. Therefore, our short term business strategy will rely heavily on our cost efficient icon brand strategy and the resources available to us from current and new strategic partners we may attract. We will continue to focus on those of our products which we believe will provide the greatest return per dollar of investment with the expectation that as a result of increases in sales and the resulting improvement in our working capital position, we will be able to focus on those products for which market acceptance might require greater investments of time and resources. To execute this strategy, our short-term focus, for beer and spirits, will be on Olifant, Trump Super Premium Vodka, Old Whiskey River Bourbon, Damiana andLeyrat Cognac. In order for us to continue and grow our business, we will need additional financing which may take the form of equity or debt. There can be no assurance we will be able to secure the financing we require, and if we are unable to secure the financing we need, we may be unable to continue our operations. We anticipate that increased sales revenues will help to some extent, but we will need to obtain funds from equity or debt offerings, and/or from a new or expanded credit facility. In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected.

ROYALTIES/LICENSING AGREEMENTS

In November 2005 the Company entered into an eight-year license agreement for sales of Trump Super Premium Vodka. Under the agreement the Company is required to pay royalties on sales of the licensed product. The agreement requires minimal royalty payments through November 2012 which if not paid could result in termination of the license. The Company is currently below volume minimums under the terms of its license agreement with Trump Marks LLC. The licensor has the right to terminate the license, but at present has not formally asserted that right. The Company under a non documented arrangement with the licensor is continuing to sell the product. The Company and licensor are currently in discussion to amend the agreement under mutually beneficial terms.

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

The license agreement with respect to the BadAss Beer related trademarks currently requires the payment of a per case royalty (or equivalent liquid volume), with certain minimum royalties for years 2 through 5 of the agreement payable on the first day of the applicable year. The Company and Kid Rock are currently in discussions with respect to certain modifications to be determined. The beer is currently successfully selling in Michigan in kegs.

OTHER AGREEMENTS

The Company has modified its agreement with a foreign distributor, through December 2023, to distribute our products in their country. The agreement requires the distributor to assume procurement of component parts, production, distribution and funding for approved marketing and promotion for the term of the agreement. The distributor is to pay the Company a quarterly fee no less than one fourth of $150,000 and certian incremental payments for set volume levels. In return for the fee and assumption of all financial support in the territory, the Company will be the exclusive distributor in Israel over the term of the agreement with the rights to be the exclusive distributor in their country. The distributor in in the process of purchasing component parts for its own production. It is also anticipated that the Company may purchase up to five containers of product or 5,000 cases from the Company's current inventory as a precursor to its own production in order to accelerate market entry.

In April 2009 the Company entered into a sponsorship agreement with concert producer and promoter to promote Olifant Vodka in its concert tour which runs from July 10, thru August 8, 2009. In consideration for their services the Company has given the promoter the following: 4,700,000 shares of its common stock that have been issued; 3% of the net profits of Olifant for each fiscal year beginning following the third anniversary of the agreement (years beginning May 2012) and ending the earlier of Olifant’s fiscal year ending in 2018 or when Olifant is sold, if that were to occur. If Olifant is sold prior to expiration the promoter will receive 3% of the consideration received from the sale. The Company has agreed to grant an additional 2% (of Olifant or a future brand) for promotion in the 2010 concert tour; and warrants to purchase 200,000 shares of Company stock at an exercise price of $.50 per share which shall be issued at the end of the 2009 tour. In accordance with the agreement the amount of cash and stock based consideration issued by the Company shall not be less than $400,000. In accordance with the agreement, in May 2009, the Company issued a promissory note to the promoter for a loan in the same amount to cover expenses relating to the tour. The note, which bears no interest, was repaid with shares of Company stock.

In fiscal 2003 we entered into a consulting agreement with a company, Marvin Traub & Associates (“MTA”), owned 100% by Marvin Traub, a member of the Board of Directors. Under the agreement, MTA is being compensated at the rate of $100,000 per annum. As of October 31, 2009, we were indebted to MTA in the amount of $306,243.

In December 2002 the Company entered into a consulting agreement with one of its shareholders which provides for $600,000 in fees payable in five fixed increments over a period of 78 months. The agreement expired on June 9, 2009. The Company has an informal agreement with the shareholder pursuant to which he has the option of converting all or a portion of the consulting fees owed him into shares of Holding's common stock at a conversion price to be agreed upon. In March 2009 the consultant elected to convert $120,000 due him for consulting fees into shares of Company stock at a price of $0.35 per share resulting in the Company issuing 342,857 shares to him. In February, 2008 the consultant elected to convert $190,000 due him for consulting fees into shares of Company common stock at a price of $0.50 per share resulting in the Company issuing 380,000 shares to him. Each of the conversions were at a premium to the market price of the Company’s common stock on the date of the elections to convert. As of October 31, 2009 this shareholder has aggregated $43,151 in compensation owed to him.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

Our Chief Executive Officer and our former Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2009 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2009, our Chief Executive Officer, who also is our principal executive officer, and our former Chief Financial Officer, who was our principal financial officer, concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be declared by us in reports that we file with or submit to the SEC is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and our former Chief Financial Officer, to allow timely decisions regarding required disclosure.

On November 2, 2009, our former Chief Financial Officer resigned in order to pursue other opportunities. Our Chief Executive Officer has assumed the duties of Principal Financial Officer. The number of full-time Company employees is substantially reduced. The Company has engaged a consultant to assist with handling some of the former CFO’s responsibilities. The Company is assessing the effects of these developments on its internal accounting controls and may determine that material weaknesses in internal controls may or may not exist.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

In June 2009, Richard Shiekman, a former employee of the Company, filed an application for prejudgment remedy against the Company and our chief Executive Officer in Superior Court of Connecticut, Judicial District of Fairfield (Docket Number CV 09 4028895 S). The plaintiff has not commenced litigation however in his request for prejudgment he seeks $127,250 of unpaid wages and commissions and, $1,500 for reimbursement of expenses. The maximum exposure to the Company and our CEO is approximately $260,000 for double damages plus attorneys’ fees and costs. In the first quarter of the year, the plaintiff was arrested for theft from the Company. The Company believes that the claims made by the plaintiff are completely inaccurate and false and plans to vigorously defend this suit. In addition, the Company plans to commence a countersuit for damage and theft of services. As of November 30, 2009, we pledged 10,325,000 shares of Company common stock in lieu of a prejudgment remedy that the Plaintiff had sought against the Company and its Chief Executive Officer.

In October 2009, James Sokol, a former consultant for the Company, filed an application for prejudgment remedy against the Company and its Chief Executive Officer in the Superior Court for the Judicial District of Fairfield (Docket Number CV 09 5027925 S) claiming unpaid commissions and compensation of $256,000. The plaintiff has not commenced litigation. The maximum exposure to the Company and our CEO is approximately $520,000 for double damages plus attorney's fees and costs. The Company believes that the claims made by the plaintiff are inaccurate and false and plans to vigorously defend this suit. As of November 30, 2009, we pledged 15,00,000 shares of Company common stock in lieu of a prejudgment remedy that the Plaintiff had sought against the Company and its Chief Executive Officer. Discussions are planned to resolve this matter.

In February 2009, Vetrerie Bruni S.p.A (“Bruni”) the company which has the patent to the Trump Vodka bottle design filed a complaint against us in the U.S. District Court, Southern District of New York for alleged breach of contract and seeking $225,000 for alleged past due invoices and royalties. The Company filed a counterclaim. The case was settled with Drinks agreeing to pay $10,000 per month for 12 months commencing in February 2010 and an agreement for the Company to receive a reduction in the gross royalty amount to be paid to Bruni based upon usage amounts that would cap the companies fees at 50% of the prior agreement.

In June 2009, Liquor Group Wholesale, Inc. (“Liquor Group”) a company which provided distribution services for us in several states filed a claim for damages against us in Duval County Florida for alleged damages including breach of contract and is seeking approximately $2 million in damages. It is the Company’s strong opinion that the claim arose out of our termination of the agreements we had with them for their nonperformance, nonpayment, failure of the plaintiff to accurately report sales to the Company and their withholding of information required by the agreements. The Company believes it asserted its right not to extend credit beyond the capacity of Liquor Group to provide documentation of sales and marketing or proof of the ability to pay for quantities of product ordered in light on accumulated nonpayment of invoices. The Company filed a counterclaim of $500,000 for damages against Liquor Group and has denied their claimed breach of contract claim previously made against it. The Company contends that it is owed money by Liquor Group under the agreements. Liquor Group has not filed a response to the counterclaim for damages. Liquor Group has until the end of September to submit the fee for its claim to proceed to arbitration.

Other than the above we believe that the Company is currently not subject to litigation, which, in the opinion of our management, is likely to have a material adverse effect on us.

Item 1A. Risk Factors

As a “small reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2009, a consultant to the Company converted $307,981 of past due and future consideration into 2,053,210 shares of Company stock.

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

December 21, 2009

DRINKS AMERICAS HOLDINGS, LTD.

By:	/s/ J. Patrick Kenny
J. Patrick Kenny President, Chief Executive Officer and Chief Accounting Officer