Form 10-K/A
period 2009-04-30
DRINKS AMERICAS HOLDINGS, LTD
filed 2009-12-23
CIK 873540

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

DOCUMENTS INCORPORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Drinks Americas Holdings, Ltd. (the “Company”) is filing this amendment to its Form 10-K filing for the fiscal year ended April 30, 2009, initially filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2009, to amend the disclosure provided under Item 9A(T) Controls and Procedures, which Item is amended and restated in its entirely. We have also attached the certifications required by Item 15 as exhibits. The Certifications which were inadvertently omitted in the previous filing are now attached.

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

Item  15.  Exhibits

31.1	Certification of J. Patrick Kenny, President, Chief Executive Officer and Chief Accounting Officer

32.1	Certification of J. Patrick Kenny, President, Chief Executive Officer and Chief Accounting Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

December 23, 2009

DRINKS AMERICAS HOLDINGS, LTD.

By:	/s/ J. Patrick Kenny
J. Patrick Kenny President, Chief Executive Officer and Chief Accounting Officer