Form 10-Q/A
period 2009-10-31
DRINKS AMERICAS HOLDINGS, LTD
filed 2010-01-27
CIK 873540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Drinks Americas Holdings, Ltd. (the “Company”) is filing this amendment to its Form 10-Q/A filing for the quarter period  ending October 31, 2009, initially filed with the Securities and Exchange Commission (the “SEC”) on December 21, 2009, to amend the disclosure provided under Item 4 Controls and Procedures, which Item is amended and restated in its entirely.

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

Our Chief Executive Officer and our former Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2009 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2009, our Chief Executive Officer, who also is our principal executive officer, and our former Chief Financial Officer, who was our principal financial officer, concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be declared by us in reports that we file with or submit to the SEC is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and our former Chief Financial Officer, to allow timely decisions regarding required disclosure.  There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2009  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item  6.  Exhibits

31.1	Certification of J. Patrick Kenny, President, Chief Executive Officer and Chief Accounting Officer

32.1	Certification of J. Patrick Kenny, President, Chief Executive Officer and Account Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

January 27, 2010

DRINKS AMERICAS HOLDINGS, LTD.

By:	/s/ J. Patrick Kenny
J. Patrick Kenny President, Chief Executive Officer and Chief Accounting Officer