Form 10-Q
period 2010-01-31
DRINKS AMERICAS HOLDINGS, LTD
filed 2010-03-22
CIK 873540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒        No ☐

Indicate by check mark whether the registrant  has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐           No ☒

As of March 18, 2010, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 223,199,551.

DRINKS AMERICAS HOLDINGS, LTD
AND AFFILIATES

FORM 10-Q

FOR THE PERIOD ENDED JANUARY 31, 2010

TABLE OF CONTENTS

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Report on Form 10-Q to "we", "us", "our" and the “Company” are to Drinks Americas Holdings, Ltd., a Delaware corporation and formerly Gourmet Group, Inc., a Nevada corporation, and its majority owned subsidiaries Drinks Americas, Inc., Drinks Global Imports, LLC, and  D.T. Drinks, LLC, and  Maxmillian Mixers, LLC, and Maxmillian Partners, LLC and Olifant, USA.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED BALANCE SHEETS

	JANUARY 31, 2010	APRIL 30, 2009
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$27,433	$30,169
Accounts receivable, net of allowances of $111,876 and $128,751, respectively	199,101	41,796
Due from factors	—	31,786
Inventories, net of allowance	764,119	1,204,266
Other current assets	311,161	374,671

Total current assets	1,301,814	1,682,688

Property and equipment, at cost less accumulated depreciation and amortization	29,689	58,900
Investment in equity investees	73,593	73,916
Intangible assets, net of accumulated amortization of $370,714 and $245,678, respectively	1,768,014	1,892,650
Deferred loan costs, net of accumulated amortization of $391,956 and $335,452, respectively	642,387	—
Note receivable, net	190,026	—
Other assets	51,340	467,912
	$4,056,863	$4,176,066

Liabilities and Shareholders' Deficiency
Notes and loans payable	$630,814	$799,329
Loan Payable – related party	280,845	305,935
Accounts payable	2,394,130	2,746,181
Accrued expenses	3,763,642	2,900,425

Total current liabilities	7,069,431	6,751,870

Long-term debt, less current maturities	400,000	600,000

	7,469,431	7,351,870
Commitments and Contingencies (Note 16)

Shareholders' deficiency:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; issued and outstanding 11,000 and 10,644 Series A shares, respectively (redemption value $11,000,000 and $10,664,000, respectively). 13.8370 Series B Preferred shares, $10,000 per share issued and outstanding) See – Note 11)	138,381	11
Common stock, $0.001 par value; 500,000,000 and 100,000,000, respectively, authorized; issued and outstanding 174,679,869 shares and 87,662,383 shares, respectively	174,680	87,662
Treasury stock, 26,075,000 and 0 shares held, respectively	—
Additional paid-in capital	38,171,644	34,206,433
Accumulated deficit	(42,015,466)	(37,600,854)
Shareholders' deficiency – controlling interest	(3,530,761)	(3,306,748)
Non-controlling Interests	118,193	130,944
	$4,056,863	$4,176,066
See notes to unaudited consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine months ended		Three months ended
	January 31,		January 31,
	2010	2009	2010	2009

Net sales	$846,020	$2,214,710	$396,742	$565,153

Cost of sales	609,256	1,689,835	287,547	419,802

Gross margin	236,764	524,875	109,195	145,351

Selling, general & administrative expenses	3,840,716	4,366,544	630,659	1,659,960

Loss from Operations	(3,603,952)	(3,841669)	(521,464)	(1,514,609)

Other income (expense):
Interest	(906,888)	(122,515)	(389,404)	34,629
Other	96,228	409,000	12,751	409,000
Net Other Expense	(810,660)	286,485	(376,653)	443,629

Net Loss	$(4,414,612)	$(3,555,184)	$(898,117)	$(1,070,980)

Net loss per share (basic and diluted)	$(0.04)	$(0.04)	$(0.01)	$(0.01)

Weighted average number of common shares (basic and diluted)	110,322,344	82,924616	138,832,992	85,747,065

See notes to unaudited consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended January 31,
	2010		2009
Cash Flows From Operating Activities:
Net loss		$(4,414,612)	$(3,555,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		545,803	313,376
Addition to inventory allowance		271,116	—
Stock and warrants issued for services of vendors, promotions, directors and interest payments		1,157,805	167,356
Noncontrolling interest in net loss of consolidated subsidiary		(12,751)
Reduction in note receivable		828,547
Accounts payable settlements		270,298
Gain on extinguishment of debt		—	(409,000)
Changes in operating assets and liabilities:
Accounts receivable		(157,305)	179,038
Due from factor		31,786	—
Inventories		169,031	671,520
Other current assets		62,075	92,125
Other assets		353,569	—
Accounts payable		(431,029)	443,315
Accrued expenses		1,051,467	1,392,447
Net cash used in operating activities		(274,200)	(705,007)

Cash Flows From Investing Activities:
Cash assumed of acquired business - Net cash provided by investing activities		—	17,150

Cash Flows From Financing Activities:
Proceeds from issuance of common stock		—	717,926
Proceeds from issuance of preferred stock		138,370
Proceeds from issuance of debt		674,408	152,555
Repayment of debt		(541,314)	(89,923)
Decrease in working capital facility		—	(179,437)
Payments for loan costs			(25,000)
Net cash provided by financing activities		271,464	576,121

Net decrease in cash and equivalents		(2,736)	(111,736)
Cash and equivalents - beginning		30,169	133,402
Cash and equivalents - ending		$27,433	$21,666

Supplemental disclosure of non-cash investing and financing transactions:

Increase in other current assets, other assets and additional paid in capital equal to the value of stock and warrants issued		$210,000	$124,000

Increase in other current assts equal to increase in notes payable		$100,000	$—
Increase in notes receivable equal to increase in notes payable		$2,400,000	$—
Increase in deferred charges equal to decrease in notes receivable, net		$1,316,908	$—
Accrued interest capitalized to debt principal		$204,293	$—
Satisfaction of note payable by issuance of common stock		$1,278547	$—
Payment of accounts payable and accrued expenses with shares of common stock		$700,302	$153,000
Interest paid		$503	$49,666
Income taxes paid	$		$—

Acquisition of business:
Current assets less current liabilities			$(138,237)
Intangible assets			1,333,333
Minority interest			(133,333)
Payable to sellers			(1,061,763)
			$—

See notes to unaudited consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation and Nature of Business

Basis of Presentation

On March 9, 2005 the shareholders of Drinks Americas, Inc. ("Drinks") a company engaged in the business of importing and distributing unique, premium alcoholic and non-alcoholic beverages associated with icon entertainers, sports figures, celebrities and destinations, to beverage wholesalers throughout the United States, acquired control of Drinks Americas Holdings, Ltd. ("Holdings"). Holdings and Drinks was incorporated in the state of Delaware on February 14, 2005 and September 24, 2002, respectively. On March 9, 2005 Holdings merged with Gourmet Group, Inc. ("Gourmet"), a publicly traded Nevada corporation, which resulted in Gourmet shareholders acquiring 1 share of Holdings' common stock in exchange for 10 shares of Gourmet's common stock. Both Holdings and Gourmet were considered "shell" corporations, as Gourmet had no operating business on the date of the share exchange, or for the previous three years. Pursuant to the June 9, 2004 Agreement and Plan of Share Exchange among Gourmet, Drinks and the Drinks' shareholders, Holdings, with approximately 4,058,000 shares of outstanding common stock, issued approximately 45,164,000 of additional shares of its common stock on March 9, 2005 (the "Acquisition Date") to the common shareholders of Drinks and to the members of its affiliate, Maxmillian Mixers, LLC ("Mixers"), in exchange for all of the outstanding Drinks' common shares and Mixers' membership units, respectively. As a result Maxmillian Partners, LLC ("Partners") a holding company which owned 99% of Drinks' outstanding common stock and approximately 55% of Mixers' outstanding membership units, became Holdings' controlling shareholder with approximately 87% of Holdings' outstanding common stock. For financial accounting purposes this business combination has been treated as a reverse acquisition, or a recapitalization of Partners' subsidiaries (Drinks and Mixers).

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

Our license agreement with respect to Kid Rock’s BadAss Beer and related trademarks currently requires payments to Drinks Americas based upon volume through the term of the agreement.

The accompanying consolidated balance sheets as of  January 31,2010 and April 30, 2009, the consolidated cash flows for the nine months ended January 31, 2010 and 2009 and the consolidated results of operations for the nine and three months ended January 31, 2010 and 2009 reflect Holdings majority-owned subsidiaries and Partners (collectively, the "Company"). All intercompany transactions and balances in these financial statements have been eliminated in consolidation. The amount of common and preferred shares authorized, issued and outstanding as of January 31, 2010 and April 30, 2009 are those of Holdings.

The accompanying unaudited consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of January 31, 2010, the Company has a shareholders' deficiency of  $3,530,761 and has incurred significant operating losses and negative cash flows since inception. For the nine months ended January 31, 2010, the Company sustained a net loss of $4,414,612 and used  $274,200 in operating activities. We will need additional financing which may take the form of equity or debt and we will seek to convert liabilities into equity.  We anticipate that increased sales revenues will help to some extent. In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying unaudited consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of January 31, 2010  and April 30, 2009, its results of operations for the nine and three months ended January 31, 2010 and 2009 and its cash flows for the nine months ended January 31, 2010 and 2009. Pursuant to the rules and regulations of the SEC for the interim financial statement, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the other information in the Form 10-K.

Nature of Business

Through our majority-owned subsidiaries, Drinks, DGI, DT Drinks and Olifant we import, distribute and market unique premium wine and spirits and alcoholic beverages associated with icon entertainers, celebrities and destinations, to beverage wholesalers throughout the United States and internationally.

On February 11, 2010, the Company signed an agreement with Mexcor, Inc., an importer and distributor for hundreds of high quality brands nationally and internationally. Mexcor has agreed to manage the sourcing, importing and distribution of our portfolio of brands nationally. Our Company will continue to focus its efforts on its core business of marketing and building a portfolio of iconic brands as well as developing, coordinating and executing marketing and promotional strategies for its icon brands. We anticipate that the agreement with Mexcor will rapidly drive additional royalty revenues and substantially reduce our overhead costs.

Under the terms of the agreement, the parties have agreed to a 15-year term. Additionally, the Company has agreed to issue the principal of the business 12 million shares of Company common stock in exchange for consulting services. Mexcor is eligible to receive financial incentives provided the parties deliver and attain certain minimum performance requirements.  Mexcor has agreed to deliver additional new brands to the Company’s brand portfolio, which the companies plan to jointly acquire, develop and market.

The overhead reductions we put in place in our second quarter, through decreased administrative support staff and the resulting lower payroll and payroll related and travel expenses were mostly realized in the three months ended January 31, 2010 and we expect they will continue to be realized into the fourth quarter and beyond as we continue to refine and restructure our operating business model.

2. Critical Accounting Policies and Estimates

Significant Accounting Policies

We believe the following significant accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the consolidated financial statements:

Revenue Recognition

The Company recognizes revenues when title passes to the customer, which is generally when products are shipped. The Company recognizes royalty revenue based on its license agreements with its distributors which typically is the greater of either the guaranteed minimum royalties payable under our license agreement or a royalty rate computed on the net sales of the distributor shipments to its customers.

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations at January 31, 2009 and April 30, 2009 the allowance for doubtful accounts was $ 111,876 and $128,751, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. The Company's policy is to record an impairment loss at each balance sheet date when it is determined that the carrying amount may not be recoverable. Recoverability of these assets is based on undiscounted future cash flows of the related asset. The Company concluded that there were no impairments for the nine months ended January 31, 2010 and for the year ended April 30, 2009, respectively.

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

Income Taxes

The Company the asset and liability method of deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the results of operations in the period the new laws are enacted.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless, it is more likely than not, that such assets will be realized.

Stock Based Compensation

The Company accounts for stock-based compensation using the modified prospective approach. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees and non employees.

Earnings Per Share

The Company computes earnings per share whereby basic earnings per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased to assume exercise of potentially dilutive and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the nine months ended January 31, 2010 and 2009, the diluted earnings per share amounts equal basic earnings per share because the Company had net losses and the impact of the assumed exercise of contingently issuable shares would have been anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent accounting pronouncements

Accounting Standards Codification and GAAP Hierarchy (“ASC”) ASC 105-10. Effective for interim and annual periods ending after September 15, 2009, the Accounting Standards Codification and related disclosure requirements issued by the FASB became the single official source of authoritative, nongovernmental GAAP. The ASC simplifies GAAP, without change, by consolidating the numerous, predecessor accounting standards and requirements into logically organized topics. All other literature not included in the ASC is non-authoritative. We adopted the ASC as of September 30, 2009, which did not have any impact on our results of operations, financial condition or cash flows as it does not represent new accounting literature or requirements.  All references to pre-codified U.S. GAAP have been removed from this Form 10Q.

Determining Fair Value in Inactive Markets (ASC 820); Effective for interim and annual periods beginning after June 15, 2009, GAAP established new accounting standards for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and the identifying transactions are not orderly. The new standards apply to all fair value measurements when appropriate. Among other things, the new standards:

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

These new accounting standards must be applied prospectively and retrospective application is not permitted. See Note __ for disclosure of our fair value measurements.

Financial Instruments (ASC 825-10);  Effective for interim and annual periods ending after June 15, 2009, GAAP established new disclosure requirements for the fair value of financial instruments in both interim and annual financial statements. Previously, the disclosure was only required annually. We adopted the new requirements as of September 30, 2009, which resulted in no change to our accounting policies, and had no effect on our results of operations, cash flows or financial position, but did result in the addition of interim disclosure of the fair values of our financial instruments. See Note 4 for disclosure of the fair value of our debt.

Subsequent Events (ASC 855-10); Effective for interim and annual periods ending after June 15, 2009, GAAP established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new requirements do not change the accounting for subsequent events; however, they do require disclosure, on a prospective basis, of the date an entity has evaluated subsequent events. We adopted these new requirements as of September 30, 2009, which had no impact on our results of operations, financial condition or cash flows.

Consolidation (ASC 810 Effective for interim and annual periods beginning after November 15, 2009, with earlier application prohibited, GAAP amends the current accounting standards for determining which enterprise has a controlling financial interest in a Variable Interest Entity (“VIE”) and amends guidance for determining whether an entity is a VIE. The new standards will also add reconsideration events for determining whether an entity is a VIE and will require ongoing reassessment of which entity is determined to be the VIE’s primary beneficiary as well as enhanced disclosures about the enterprise’s involvement with a VIE. We are currently assessing the future impact these new standards will have on our results of operations, financial position or cash flows.

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

3. Due From Factors

As of January 31, 2010 and April 30, 2009, Due From Factors consist of the following:

	January 31,	April 30,
	2010	2009

Accounts receivable	$—	$153,444
Advances	—	(118,191)
Allowances	—	3,467
	$—	$31,786

The Company has an agreement with a factor entered into April 2009, pursuant to which a substantial portion of the Company’s accounts receivable is sold to the factor with recourse to bad debts and other customer claims.  The Company receives a cash advance equal to 80% of the invoice amount and is paid the balance of the invoice less fees incurred at the time the factor receives the final payment from the customer. The factor fee is 1.75% for the first 30 days the invoice remains unpaid and 0.07% for each day thereafter. The facility shall remain open until a 30 day notice by either party of termination of the agreement.  The facility is collateralized by all assets of the Company.  The Company also had an agreement with a second factor which was terminated in August 2009.

4. Inventories

As of January  31, 2010 and April 30, 2009, Inventories consist of the following:

	January 31, 2010	April 30, 2009

Finished goods	$189,551	$518,489
Raw materials	574,569	685,777
	$764,119	$1,204,266

All raw materials used in the production of the Company's inventories are purchased by the Company and delivered to independent production contractors.

5. Other Current Assets

As of January 31, 2010 and April 30, 2009, Other Current Assets consist of the following:

	January 31, 2010	April 30, 2009
Prepaid inventory purchases	$250,359	$315,592
Other	60,801	59,079
	$311,160	$374,671

6. Note receivable

On June 19, 2009, (the "Closing Date") we sold to one investor (the “Investor”) a $4,000,000 non-interest bearing debenture with a 25% ($1,000,000) original issue discount, that matures in 48 months from the Closing Date (the Drink’s Debenture) for $3,000,000, consisting of $375,000 paid in cash at closing and eleven secured promissory notes, aggregating $2,625,000, bearing interest at the rate of 5% per annum, each maturing 50 months after the Closing Date (the “Investor Notes”).  The Investor Notes, the first ten of which are in the principal amount of $250,000 and the last of which is in the principal amount of $125,000, are mandatorily pre-payable, in sequence, at the rate of one note per month commencing on January 19, 2010, subject to certain contingencies.  If the prepayment occurs, the entire aggregate principal balance of the Investor Notes in the amount of $2,625,000 (less the $200,000 August prepayment) together with the interest outstanding thereon, will be paid in eleven monthly installments (ten in the amount of $230,000 and one the amount of $125,000) such that the entire amount would be paid to us by November 26, 2010.  As a practical matter, the interest rate on the Investor Notes serves to lessen the interest cost inherent in the original issue discount element of the Drinks Debenture. For the mandatory prepayment to occur, no Event of Default or Triggering Event as defined under the Drinks Debenture shall have occurred and be continuing and the outstanding balance due under the Drinks Debenture must have been reduced to $3,500,000 on January 19, 2009 and be reduced at the rate of $333,334 per month thereafter. Due to the uncertainty of the mandatory prepayments by the Investor, the note receivable has been classified as a long term asset as of January 31, 2010.

One of the Triggering Events includes the failure of the Company to maintain an average daily dollar volume of common stock traded per day for any consecutive 10-day period of at least $10,000 or if the average value of the shares pledged to secure the Company’s obligation under the Drinks Debenture (as subsequently described) falls below $1,600,000.

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

In order to secure waivers which the investors in our December 2007 placement of our  Series A Preferred stock claimed were required for the Company to consummate this financing , we allowed, and the three December investors elected, to  convert an aggregate of $335,800 (335.8 shares) of our preferred stock into 3,358,000 shares of our common stock.. In addition, in August 2009 we allowed the two other holders of our Series A Preferred Stock to convert an aggregate of $134,625 (134.6 shares) of our Series A Preferred Stock into 1,200,000 shares of our common stock.  The book value of the preferred stock converted exceeded the par value of the common stock received on the date of conversions. It was subsequently agreed with the lead investor that the Company would not be required to issue shares of our common stock for debt or employee compensation.

Out of the gross proceeds of this Offering, the Company paid the placement agent $37,500 in commissions and we are obligated to pay the placement agent 10% of the principal balance of the Investor Notes when each note is paid. We will also issue to the Placement Agent, warrants to acquire 5% of the shares of our Common Stock which we deliver in response to Share Repayment Requests, at an exercise price equal to the Market Price related to the shares delivered in response to the Share Repayment Request (the "Placement Agent Warrants"), which warrants are exercisable for a five year period, will contain cashless exercise provisions as well as anti-dilution provisions in the case of stock splits and similar matters. (See Note 17. - Subsequent Events)

In March 2010, the Company delivered to the Placement Agent, in aggregate, 4,674,126 Placement Agent Warrants as follows: effective February 24, 2010, a warrant to purchase 425,000 shares of Company common stock at an exercise price of $0.01594; effective February 11, 2010, a warrant to purchase 2,000,000 shares of Company common stock at an exercise price of $0.001; effective January 15, 2010, a warrant to purchase 1,000,000 shares of Company common stock at an exercise price of $0.00625; effective December 30, 2009, a warrant to purchase 681,818 shares of Company common stock at an exercise price of $0.01375; effective August 28, 2009, a warrant to purchase 192,308 shares of Company common stock at an exercise price of $0.065; effective June 19, 2009, a warrant to purchase 250,000 shares of Company common stock at an exercise price of $0.09375; and, effective June 19, 2009, a warrant to purchase 125,000 shares of Company common stock at an exercise price of $0.4375.

Our CEO has guaranteed our obligations under the Drinks Debenture in an amount not to exceed the lesser of (i) $375,000 or (ii) the outstanding balance owed under the Drinks Debenture.  In addition, the Company, our CEO, COO, and three other members of our Board of Directors, either directly, or through entities they control, pledged an aggregate of 12,003,720 shares of our common stock (of which 3,000,000 was pledged by the Company) to secure our obligations under the Drinks Debenture (the “Pledged Shares”). As a direct result of the guarantees and shares of common stock provided by the above individuals, the Company agreed to issue shares of common stock totaling 4,501,860 with an estimated fair value totaling $675,279.  The estimated fair value of the stock commitment was accounted for as a deferred loan cost and a contribution to capital (due to shareholders), with deferred loan costs being amortized ratably over 48 months.

On July 14, 2009, the value of the Pledged Shares fell below the required amount and consequently the Investor delivered a notice of default to the Company. On August 31, 2009, the Investor and the Company agreed to the First Amendment to the Drink’s Debenture which waived the default. Pursuant to the First Amendment, the outstanding balance of the debenture was increased by $400,000 and the debenture will carry an interest rate of 12% per annum.  Also, a member of the Company’s board of directors pledged 1,263,235 shares of our common stock as security for our obligations under the debenture, which increased the total number of shares pledged for this purpose.  In return, the investor has prepaid $200,000 of the notes it issued to the Company in partial payment for the debenture and agreed that the provisions of the debenture relating to a 10% premium and the imposition of default interest will not apply in the event a “Triggering Event”, as defined in the debenture, was to occur in the future.

In response to the default, the Investor transferred 2,523,645 shares of the non-Company Pledged Shares into its own name in order to commence sale thereof to satisfy payment of the Drinks Debenture. Accordingly and upon the Company’s request, the Investor agreed to waive its right under an Event of Default. The value of the 2,523,645 shares on the date transferred to the Investor aggregated $378,547 which when sold by the Investor will reduce the balance of the Drinks Debenture.  The aggregate value of $378,547 of the shares transferred has been accounted for as a reduction of the Drinks Debenture with a corresponding increase to additional paid-in capital..

In addition, as a result of the default, 3,000,0000 of the Company shares having an aggregate value of  $450,000 that were issued in July 2009 were transferred to the Investor

On October 27, 2009, the Investor declared a second default under our $4,400,000 debenture as a result of the failure of the Pleged shares, to legally secure the debenture that had been acquired by St. George.  The Company has secured an agreement from the Investor not to enforce the default based on any decline in value of the pledge shares that has occurred in the past or that may occur prior to December 31, 2006.  Under the terms of such agreement, the  Investor received title to 3,209,997 of non-Company pledged shares having a fair market value on that date of $160,500.  The fair value of these shares totaled $160,500 and has been reflected as a reduction of the Debenture payable and an addition to additional paid-in capital.

As a result of the depletion of the non-Company pledged shares, the Company agreed to issue and did issue in November 2009 and January 2010 an aggregate 18,005,590  shares of Company common stock to the individuals at a fair market value of $720,224, or $0.04 per share.   Included in the total shares is 4,501,860 shares which represents satisfaction of the original share commitment to the individuals at the inception of the Debenture agreement (see paragraph above).  The difference in the fair value of the 4,501,860 issued shares and the original estimated fair value of these shares in July 2009,  reduced, as of November 2009 deferred loan costs as originally recorded, additional paid-in capital, and the related accumulated loan cost amortization

At January 31, 2010, the offsetting of the Drinks Debentures of $3,410,953 unamortized Debenture debt discount of $1,319,938, and Investor notes receivable of $2,281,040 results in a net notes receivable balance of $190,025.  This balance has been reflected as a non-current asset in the accompanying consolidated balance sheet.

7. Other long term assets

In January 2009, in accordance with an employment agreement executed with an Olifant employee the Company issued 100,000 shares of its common stock (see Note 8). The value of the stock on the date of grant aggregated $26,000 which is being amortized over the five year life of the un-extended term of the agreement. At January 31, 2010 and April 30, 2009, the unamortized balance of the stock was $0 and $24,505, respectively.

In August 2008, the Company entered into a three year agreement with an unrelated entity which is to provide marketing and promotional services for the Company.  Under the terms of the agreement, as consideration for the services to be provided, the Company is to issue warrants to purchase an aggregate of 350,000 shares of Company stock at an exercise price of $.50. The Company determined, as of the grant date the warrants had an aggregate value of $6,730 which is being amortized over the three year benefit period. At January 31, 2010 and April 30, 2009, the unamortized balance of the warrants was $0 and $5,666, respectively. As of January 31, 2010, a warrant to purchase an aggregate of 275,000 shares of Company stock was issued and the balance of 75,000 remains to be issued.

In August 2006, in connection with an agreement with one of its sales consultants the Company issued warrants to purchase 100,000 shares of Holdings common stock at an exercise price of $0.60 per share. The agreement which was for three years,  expiring in June 30, 2009, was automatically  extended for a one year renewal term with an optional renewal term of one year remaining . The warrants may be exercised at any time up to five years from the date of the agreement. The Company determined, as of the grant date of the warrants, that the warrants had a value of $18,000 which was amortized over the one year benefit period of such warrants. In addition, under the terms of the agreement, the consultant received 175,000 shares of Holdings common stock which were valued at $107,000 based on the market price of the stock at the date of the agreement. The value of stock issued is being amortized over the five year life of the consulting agreement. On August 28, 2008, the Company granted the consultant warrants to purchase an additional 200,000 shares of the Company’s common stock at an exercise price of $0.50 per share. This issuance satisfies the Company’s requirements for the contract years ending June 30, 2008 and 2009. Management has determined that the aggregate value of the warrants was $4,000 based on a market price of $0.28 per share of the Company stock on the date of grant. The warrants expire five years from the date of grant. The unamortized value of the aggregate stock and warrants issued to the consultant under the agreement at January 31, 2010 and April 30, 2009 was $0 and $53,478, respectively.  On  August 28, 2008 the consultant and the Company agreed to convert $153,000 of past due consulting fees into 306,000 shares of common stock at a value of  $0.50 per share which was at a premium to the market price on date of grant. Also, in August 2009, the consultant converted $ 307,981 of past due and future consideration into 2,053,210 shares of Company stock.

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

On June 14, 2007, in connection with an endorsement agreement, the Company issued warrants to purchase 801,000 shares of the Company’s common stock at a price of $1.284 per share. The warrants may be exercised at any time up to June 14, 2017. The Company determined that the warrants had a value of $416,500, as of the date the warrants were granted, which is being amortized over the three year term of the endorsement agreement. The warrants have cashless exercise provisions. At January 31, 2010 and April 30, 2009, the unamortized balance of these warrants was $51,203 and $155,856, respectively.  In addition, the Company has agreed to issue, as partial consideration for monthly consulting services, to a principal of one of the entities involved in the endorsement agreement, warrants to purchase 3,000 shares of the Company’s common stock per month at the monthly average market price.  As of January 31, 2010, warrants to purchase 108,000 shares of the Company’s stock have been earned under this agreement of which a warrant for 54,000 shares was issued at exercise prices ranging from $0.19 to $2.12 per share of common stock and the balance of 54,000 remain to be issued. Each warrant issuance has an exercise period of 5 years from date of issuance

8 . Acquisition

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

The Company has tentatively assigned the excess of cost over investment to trademarks. As of January 31, 2010, our review does not indicate any diminution in the carrying value assets acquired.

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
In connection with the acquisition the Company entered into an employment agreement with one of the sellers. The agreement is for five years with two automatic one year extensions. The annual base compensation under the employment agreement is $132,000 with additional compensation due based on the financial performance of Olifant.  In accordance with the employment agreement the Company issued to the seller 100,000 shares of its common stock in May 2009. This agreement terminated upon the closure of the Olifant purchase.

9. Notes and Loans Payable

As of January 31, 2010 and April 30, 2009, Notes and Loans Payable consisted of the following:

	January 31, 2010	April 30, 2009

Convertible notes(a)	$253,617	$286,623
Purchase order facility(b)	—	1,223
Olifant note(c)	695,260	1,061,763
Other (d)	81,937	49,720
	1,030,814	1,399,329
Less current portion	630,814	799,329

Long-term portion	$400,000	$600,000

(a)
In October 2006, the Company borrowed $250,000 and issued a convertible promissory note in like amount. The due date of the loan was originally extended by the Company to October 2008 from October 2007 in accordance with the terms of the original note agreement. On March 1, 2009 the note was amended to extend the due date to October 18, 2009. As of March 1, 2009, the principal amount of the amended note is $286,623, which includes the original $250,000 of principal plus accrued and unpaid interest of 36,623 as of March 1, 2009. The amended note is convertible into shares of our common stock at $0.35 per share, a decrease from the $0.60 price under the original note but at a premium to the market price on the date of the amended agreement, with certain anti-dilution provisions. The note bears interest at 12% per annum which is payable quarterly. At the option of the lender, interest can be paid in shares of Company common stock. Under the terms of the amended note monthly principal payments of $20,000 were to commence June 1, 2009 with the balance paid at maturity. As of September 2009 the Company had not made any payments under the amended note and has reached an informal agreement with the note-holder, to issue 50,000 shares of the Company’s common stock for each week of nonpayment. As of January 31, 2010, the Company has issued the note-holder 600,000 shares of its stock as payment of interest on the note. In addition, as consideration for extending the note the Company issued the lender 286,623 shares of Company common stock which had a value of $42,992 on March 1, 2009. As of the January 31, 2010, and April 30, 2009 the unamortized balance of the 286,623 shares issued was $-0- and $30,710, respectively, which is included in Other current assets on the accompanying balance sheets.

On November 9, 2009, the Company issued an unsecured $100,000 convertible note that matures on November 9, 2010. Interest accrues at a rate of 12.5% per annum and is payable quarterly. As of January 31, 2010, interest expense of $2,882 was accrued. At the option of the note holder, interest can be paid in either cash or shares of Company common stock based on the convertible note’s $0.06 conversion price. As additional consideration, the Company granted the note holder 250,000 shares of the Company’s common stock and agreed to register the shares by January 8, 2010 or pay to the note holder as damages additional shares of the Company’s common stock equal to 2.0% of the common shares issuable upon conversion of the convertible note. The Company also granted the note holder piggyback registration rights. On November 9, 2009, the Company issued the 250,000 shares valued at $10,000 which the Company deemed a loan origination fee. As of January 31, 2010, $7,694 has been recorded as a deferred charge on the balance sheet and $3,306 has been amortized to interest expense. On November 23 2009, the Company issued 400,000 shares of common stock in satisfaction of interest payable on the note described above in Note 9 (a).

On November 9, 2009, an investor purchased a $309,839 past due Company Note. On November 13, 2009, the Company exchanged the past due Company Note for a new $447,500 Convertible Promissory Note. The new convertible promissory note is convertible at the note holder’s option using a conversion price based on the prevailing market prices. As of January 31, 2010, the Company issued the note holder a total of 16,162,687 shares of Company common stock in satisfaction of conversions of note principal leaving a balance of $153,618 in note principal available for conversion. Subsequent to January 31, 2010, the Company issued the note holder a total of 13,688,679 shares of Company common stock in satisfaction of conversions of the remaining note principal. (See Note 17 - Subsequent Events.)

(b)
As of April 30, 2009, balances on borrowings under purchase order financing facility with Hartsko Financial Services, LLC (“Hartsko”). Advances under the facility are subject to a 3% fee for the first 30 days they remain outstanding and 1% for each 10 days they remain unpaid.  Hartsko has a first security interest in the assets of the Company to the extent of this advance.

(c)
On January 15, 2009, (the “Closing”), the Company acquired 90% of the capital stock of Olifant U.S.A, Inc. (“Olifant”),  pursuant to a Stock Purchase Agreement (the “Agreement. The Company has agreed to pay the sellers $1,200,000 for its 90% interest: $300,000 in cash and common stock valued at $100,000 to be paid 90 days from the Closing date. The initial cash payment of $300,000 which was due 90 days from Closing, was reduced to $149,633, which was paid to the sellers in August 2009 together with Company common stock having an aggregate value of $100,000 based on the date of the Agreement.   The Company issued a promissory note for the $800,000 balance. The promissory note is payable in four annual installments, the first payment is due one year from Closing. Each $200,000 installment is payable $100,000 in cash and Company stock valued at $100,000 with the stock value based on the 30 trading days immediately prior to the installment date. The cash portion of the note accrues interest at a rate of 5% per annum. On January 15, 2010, the Company paid the first loan installment in the amount of $200,000 and $5,000 in interest. The Company issued 4,950,496 shares as payment for the stock portion of the installment, and at the election of the sellers, $63,000 in cash and 2,079,208 in common stock as payment of the cash and interest portion on the first installment.

(d)
As of January 31, 2010 and April 30, 2009, $40,000 is owed to a shareholder of the Company in return for financial consulting services. On March 4, 2010, the Company issued the shareholder 2,000,000 shares of its common stock with a fair value of $40,000 in payment for the loan. (See Note 17.- Subsequent Events.)

On November 5, 2009, the Company borrowed $37,500 from an investor under an informal agreement for working capital purposes. The loan is payable on demand and is classified under notes and loans payable as a current liability on the balance sheet as of January 31, 2010.

At April 30, 2009, an additional $9,720 was owed to a member of the Company’s board of directors under an informal agreement with the Company for amounts advanced to the Company for working capital purposes. Amounts owed to the shareholder accrues interest at a rate of 18% per annum.  In June 2009, the director was repaid $11,220 which included interest of $1,500.

10. Accrued expenses

Accrued expenses consist of the following at January 31, 2010 and April 30, 2009:

	January 31, 2010	April 30, 2009
Payroll, board compensation, and consulting fees owed to officers, directors and shareholders	$2,117,213	$1,565,964
All other payroll and consulting fees	635,968	470,061
Interest	281,409	17,465
Others	729,052	846,935
	$3,763,642	$2,900,425

On October 20, 2009, the Company reached agreements with its Chief Executive Officer and members of its Board of Directors to satisfy obligations owed to them, in the aggregate amount of $1,002,450 for salary, director fees, consulting fees and for satisfaction of a portion of an outstanding loan and the interest accrued thereon, by issuing to them 1,763,607 shares of our common stock and warrants to acquire 9,838,793 shares of our common stock. Under this arrangement, the valuation of the common stock and the exercise price of the warrants was $0.15 a share, representing a 250% premium to the current market price of our shares. Fifty percent of the warrants can be exercised at anytime during the ten-year term and the other 50 percent will only be exercisable when the Company has achieved positive EBITDA for two successive quarters.  If this profitably standard is not realized during the term of the warrants, 50 percent of the warrants will be forfeited.   While the Company has not yet issued the shares or warrants as of January 31, 2010, it expects to do so in the fourth quarter.

11. Shareholders' Equity (Deficiency)

In addition to those referred to in Notes 6, 7, 8, and 9, additional transactions affecting the Company's equity for the nine months ended January 31, 2010 are as follows:

On November 9, 2009, the Company filed a registration statement on Form S-8 filed to register 20,000,000 shares issuable pursuant to the Drinks Americas 2009 Incentive Stock Plan (the “2009 Plan”) under which the Company has issued a total of 13,597,353 shares of common stock for legal and marketing services.

On November 9, 2009, the Company issued an unsecured $100,000 convertible note that matures on November 9, 2010. Interest accrues at a rate of 12.5% per annum and is payable quarterly. As of January 31, 2010, interest expense of $2,882 was accrued. At the option of the note holder, interest can be paid in either cash or shares of Company common stock based on the convertible note’s $0.06 conversion price.  As additional consideration, the Company granted the note holder 250,000 shares of Company’s common and agreed to register the shares by January 8, 2010 or pay to the note holder as damages additional shares of the Company’s common stock equal to 2.0% of the common shares issuable upon conversion of the convertible note.  The Company also granted the note holder piggyback registration rights.  On November 9, 2009, the Company issued the 250,000 shares valued at $10,000 which the Company deemed a loan origination fee. As of January 31, 2010, $7,694 has been recorded as a deferred charge on the balance sheet and $3,306 has been amortized to interest expense.

On November 9, 2009, an investor purchased a $309,839 past due Company Note described above in Note 9(a).  On November 13, 2009, the Company exchanged the past due Company Note for a new $447,500 Convertible Promissory Note. The new convertible promissory note is convertible at the note holder’s option using a conversion price based on the prevailing market prices.  As of January 31, 2010, the Company  issued the note holder a total of 16,162,687 shares of Company common stock in satisfaction of conversions of note principal leaving a balance of $153,618 in note principal available for conversion. On November 23, the Company issued 400,000 shares of common stock in satisfaction of interest payable on the note described above in Note 9 (a). Subsequent to January 31, 2010, the Company issued the note holder a total of 13,688,679 shares of Company common stock in satisfaction of conversions of the remaining note principal.
(See Note 17 – Subsequent Events.)

On November 17, 2009, the Company issued a total of 12,003,720 shares of Company common stock to certain officers and directors as a replacement for the shares they pledged pursuant to a financing transaction (including 8,000,000 to our CEO; 906,000 to our COO and an aggregate of 3,097,720 among our three directors.) (See Note 6 – Note Receivable.)

On January 11, 2010, pursuant to the previously noted financing transaction, the Company issued  to those individuals who pledged their shares, 0.5 shares of Company stock for each share pledged, which aggregated 6,001,860 shares (including 4,000,000 to our CEO; 453,000 to our COO and an aggregate of 1,548,860 to our three directors). The 6,001,860 shares had an approximate fair value of $240,074 on January 11, 2010, the issuance date, which amount is recorded in common stock and additional paid in capital in the accompanying balance sheet as of January 31, 2010. (See Note 6 – Note Receivable.)

On November 18, 2009, the Company retained a business advisory consultant and agreed to issue 2,000,000 shares of Company Common Stock in exchange for consulting services which shares the Company issued on March 10, 2010.

On November 17, 2009, the Company issued 23,000,000 shares of Company common stock, to be held in treasury, as they are pledged in lieu of prejudgment remedies on two litigation matters. (See Note 16. Commitments and Contingencies – Litigation).

On November 25, 2009, pursuant to the August 17, 2009 Preferred Stock Purchase Agreement (described below) with Optimus Capital Partners (the “investor”), the Company received gross proceeds of $87,037 from the issuance to an investor of 8.7037 shares of Series B preferred stock at $10,000.00 per share and a warrant for 4,701,167 shares of common stock with an exercise price based on prevailing market prices.  The warrant is exercisable upon the earlier of (a) May 25, 2010, or (b) the date a registration statement covering the warrant shares is declared effective, but not after November 25, 2014, that number of duly authorized, validly issued, fully paid and non-assessable shares of common stock set forth above, provided; however, that this warrant may only be exercised for warrant shares equal in value to not more than 135.0% of the initial $0.025 initial exercise price. We have determined the warrants to have a fair value of $66,960 using Black-Scholes pricing model described below and we will amortize the cost over five years or until exercised.

On December 17, 2009, pursuant to the August 17, 2009 Preferred Stock Purchase Agreement (described below) with Optimus Capital Partners (the “investor”), the Company received gross proceeds of $51,333 from the issuance to an investor of 5.133333 shares of Series B preferred stock at $10,000.00 per share and a warrant for 4,200,000 shares of common stock with an exercise price based on prevailing market prices.  The warrant is exercisable upon the earlier of (a) June 17, 2010, or (b) the date a registration statement covering the warrant shares is declared effective, but not after December 17, 2014, that number of duly authorized, validly issued, fully paid and non-assessable shares of common stock set forth above, provided; however, that this warrant may only be exercised for warrant shares equal in value to not more than 135.0% of the initial $0.0165 initial exercise price.  We have determined the warrants to have a fair value of $53,922 using Black-Scholes pricing model described below and we will amortize the cost over five years or until exercised.

The fair value of each warrant is estimated as of the respective transaction date using the Black-Scholes pricing model and is affected by assumptions regarding a number of highly complex and subjective variables including expected volatility, risk-free interest rate, expected dividends and expected term. Expected volatility is based on the historic volatility of the Company’s stock over the expected life of the warrant. The expected term of the warrants represents the estimated period of time until the exercise and is based on management’s estimate and gives  consideration to the contractual term. The risk-free interest rate is based on the U.S .Treasury 5-year Treasury Bills in effect at the transaction date for the expected term of the warrant. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.

On May 9, 2009, we issued a sales consultant 85,000 shares of our common stock with an aggregate value of $11,900 for past due fees owed to him. The value of the shares is included in selling, general and administrative expenses for the six months ended October 31, 2009.

On July 1, 2009, we issued an aggregate of 333,333 shares of our common stock having an aggregate value of $50,000 to a member of our board of directors for an advance he made to a third, unrelated, entity for services they provided the Company. The amount the Company was invoiced for these services by the third party was equal to the value of the stock issued to the director.

On July 1, 2009, we issued 28,000 shares of our common stock having an aggregate value of   $3,600 to a company which provides freight services to the company.  The value of the shares is included in selling, general and administrative expenses for the six months ended October 31, 2009.

On July 1, 2009, we issued 100,000 shares of our common stock having an aggregate value of $13,000 to a sales consultant for the Company for services he has provided to us. The value of the shares is included in selling, general and administrative expenses for the six months ended October 31, 2009.

On July 22, 2009, we issued 2,325,000 shares of our common stock as treasury shares and pledged the shares in lieu of a prejudgment remedy that the Plaintiff had sought against the Company and its Chief Executive Officer.  See Note 16.

On July 31, 2009, we issued 750,000 shares of our common stock as treasury shares and pledged the shares as collateral against payment for legal services rendered.

On July 29, 2009 we issued 71,500 shares of our common stock having an aggregate value of $10,000 to a consultant for the Company for services he has performed. The value of the shares is included in selling, general and administrative expenses for the six months ended October 31, 2009.

On March 2009, the Company granted 1,175,000 shares of its common stock under its 2008 Stock Incentive Plan (the” Plan”) to several of its employees as consideration for past services they have performed for the Company. The value of the stock on the date of grant aggregated $188,000 which was  included in accrued  expenses at  April 30, 2009 as  none of these shares were issued as of  that date. In July 2009 the Company issued 750,000 of these shares (including 250,000 each to the Company’s Chief Operating Officer and former Chief Financial Officer).

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

In a concurrent transaction, the Fund will borrow up to 10,000,000 shares of our common stock from certain of our non-affiliated stockholders.

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

In order to secure amendments to our Certificate of Designation  with respect our Series A Convertible Preferred Stock (“Series A Shares”) which were required in order for us to enter into the Purchase Agreement, we agreed that that upon any issuance by the Company of any Common Stock with an effective price per share of Common Stock of less than $0.35 per share (“Triggering Issuances”)(subject to adjustment for reverse and forward stock splits and the like), the holders of the Series A Shares(the “Series A Holders”) may, in their sole discretion, at any time thereafter, pursuant to the conversion terms set forth in the Certificate of Designation of the Series A Preferred Stock, convert at the per share price which applied to the Triggering Issuance, such number of shares of Preferred Stock as will result, in the aggregate, in the issuance by the Company of the same number of shares of Common Stock to the Series A Holders as were issued in the Triggering Issuances, which rights will be exercisable by the Series A Holders pro rata to the number of shares of Preferred Shares held by each of them on the date the Triggering Issuances occur.

12.  Stock Incentive Plan

On November 9, 2009, the Company filed a registration statement on Form S-8 and registered  20,000,000 shares issuable under the 2009 Plan.  The Company has issued a total of 13,597,353 shares of Company common stock under the plan as compensation for legal and marketing services.

In January 2009, the Company’s shareholders approved the 2008 Stock Incentive Plan (the “2008 Plan”) which provides for awards of incentives of non-qualified stock options, stock, restricted stock and stock appreciation rights for its officers, employees, consultants and directors in order to attract and retain such individuals and to enable them to participate in the long-term success and growth of the Company. Under the 2008 Plan, 10,000,000 common shares were reserved for distribution, of which 9,275,000 have been issued and 725,000 remain available. Stock options granted under the Plan are granted with an exercise price at or above the fair market value of the underlying common stock at the date of grant, generally vest over a four year period and expire 5 years after the grant date.

On November 9, 2009, the Company granted 3,500,000 shares under the 2008 Plan at fair value of $132,000 to several consultants, which vested immediately upon grant, as compensation for legal and marketing services.

On March 12, 2009, the Company granted an aggregate of 5,775,000 options under its 2008 Stock Incentive Plan to various employees, the directors of the Company, and to two consultants to the Company.  The exercise price of the options granted to employees and directors and one of the consultants was at the market value (other than those issued to our CEO which was at a 10% premium to the market value) of the underlying common stock at the date of grant. The exercise price of the options granted to the other consultant, $0.35, was above the fair market value of the underlying common stock at the date of grant. The value of the options on the date of grant was calculated using the Black-Scholes formula with the following assumptions: risk free frate-2%, expected life of options –5 years, expected stock volatility -67%, expected dividend yield -0%. The Company issued an aggregate of 4,175,000 options to purchase shares of its common stock to its employees including 2,500,000 to its CEO, 500,000 to its COO and 300,000 to its former CFO.

The options granted to employees of the Company vest over a four year period and expire five years after the grant date. The cost of the options, $375,750, is expected to be recognized over the four year vesting period of the non-vested options.  The options awarded to the directors of the Company (1,000,000) and the consultants (600,000) at fair value of $129,000 vested immediately on the grant date.

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

13. Income Taxes

No provision for income taxes is included in the accompanying statements of operations because of the net operating losses for the nine months ended January 31, 2010 and 2009. Holdings and Drinks previously filed income tax returns on a June 30 and December 31 tax year, respectively; however, both companies applied for and received a change in tax year to April 30 and file a federal income tax return on a consolidated basis. Olifant files income tax returns on a February 28 tax year. The consolidated net operating loss carry forward as of January 31, 2010 available to offset future years' taxable income is approximately $29,000,000, expiring in various years through 2029.

A valuation allowance has been provided against the entire deferred tax asset due to the uncertainty of future profitability of the Company. Management's position with respect to the likelihood of recoverability of these deferred tax assets will continue to be evaluated each reporting period.

14.  Related Party Transactions

Related party transactions, in addition to those referred to in Notes 9, 10, 11 and 12 are as follows:

Consulting and Marketing Fees

The Company incurred fees for services rendered related to sales and marketing payable to a limited liability company which was controlled by a member of the Company’s board of directors and previous chairman of the board. As of January 31, 2010 and April 30, 2009, unpaid fees owed to the former chairman and his firm aggregated $175,550, respectively.

In fiscal 2003, we entered into a consulting agreement with a company wholly owned by a member of the Company's board of directors. Under the agreement, the consulting company is compensated at the rate of $100,000 per annum. For each of the nine and three months ended January 31, 2010 and 2009, the Company incurred fees aggregating $75,000 and $25,000 under this agreement. As of January 31, 2010 and April 30, 2009, we were indebted to the consulting company in the amount of $331,243 and $256,248, respectively. In October 2009, the Company and the Board member have agreed to settle the outstanding amount due at January 31, 2010 by the Company issuing shares of our common stock and warrants to acquire shares of our common stock. The Company plans to issue the shares and associated warrants in our fiscal fourth quarter.

In December 2002, the Company entered into a consulting agreement with one of its shareholders which provided for $600,000 in fees payable in five fixed increments over a period of 78 months. The agreement expired on June 9, 2009. For each of the nine and three months ended January 31, 2010 and 2009, the Company incurred fees aggregating $13,151 and $90,000, respectively, under this agreement. The Company has an informal agreement with the shareholder pursuant to which he has the option of converting all or a portion of the consulting fees owed him into shares of Holding's common stock at a conversion price to be agreed upon. In March 2009, the consultant elected to convert $120,000 due him for consulting fees into shares of Company stock at a price of $0.35 per share resulting in the Company issuing 342,857 shares to him.  In February 2008, the consultant elected to convert $190,000 due him for consulting fees into shares of Company common stock at a price of $0.50 per share resulting in the Company issuing 380,000 shares to him. Each of the conversions were at a premium to the market price of the Company’s common on the date of the elections to convert.   As of January 31, 2010 and April 30, 2009, amounts owed to this shareholder aggregated $43,151 and $30,000, respectively.

On October 20, 2009, the Company reached agreements with its Chief Executive Officer and members of its Board of Directors to satisfy obligations owed to them, in the aggregate amount of $1,002,450 for salary, director fees, consulting fees and for satisfaction of a portion of an outstanding loan and the interest accrued thereon, by issuing to them 1,763,607 shares of our common stock and warrants to acquire 9,838,793 shares of our common stock. Under this arrangement, the valuation of the common stock and the exercise price of the warrants was $0.15 a share.  Fifty percent of the warrants can be exercised at anytime during the ten-year term and the other 50 percent will only be exercisable when the Company has achieved positive EBITDA for two successive quarters.  If this profitably standard is not realized during the term of the warrants, 50 percent of the warrants will be forfeited.   While the Company has not yet issued the shares or warrants as of January 31, 2010, it expects to do so in the fourth quarter.

Royalty Fees

In connection with the Company's distribution and licensing agreements with its equity investee the Company incurred royalty expenses for the nine months ended January 31, 2010 and 2009, of approximately $53,682 and $29,000, respectively and for the three months ended January 31, 2010 and 2009, of approximately $42,912 and $11,0000, respectively. The operations and the net assets are immaterial.

Loan Payable

The Company is obligated to issue shares of its common stock to several of its shareholders in connection with its June 2009 debt financing (see Note 5).

From July 2007 through January 2010, the Company has borrowed and our CEO has loaned various amounts up to $813,035 to the Company for working capital purposes at an annual interest rate of 12%. As of January 31, 2010 and April 30, 2009, amounts owed to our CEO on these loans including accrued and unpaid interest aggregated $280,845 and $305,935, respectively. For the nine months ended January 31, 2010 and 2009, interest incurred on these loans aggregated $27,983 and $29,179, respectively.

15. Customer Concentration

For the nine months ended January 31, 2010, our largest customer accounted for 19% of our sales and two other customers accounted for 10% or more of our sales. For the three months ended January 31, 2010, our largest customer accounted for 31.5% of our sales and two other customers accounted for 10% or more of our sales.

For the nine months ended January 31, 2009, our largest customer accounted for 13% of our sales. For the three months ended January 31, 2009, our largest customer accounted for 16% of our sales and three other customers accounted for 10% or more of our sales.

16. Commitments and Contingencies

Lease

The Company leases office space under an operating lease, with minimum annual rentals of $50,000 through September, 2009 which was renewed for a two year period through September 2011 with minimum annual rentals of $36,000. The Company leased additional office space under an operating lease, which expired in March 2009 that required minimal annual rental payments of $51,600.

Rent expense for these leases aggregated approximately $15,000 and $79,000 for the nine months ended January 31, 2010 and 2009, respectively. For the three months ended January 31, 2010 and 2009, rent expense aggregated approximately $15,000 and $28,000, respectively
Rent expense for the three and nine months ended January 31, 2010 is net of a landlord credit of approximately $13,000.

Future minimum payments for all leases are approximately as follows:

Year Ending
April 30,	Amount
2010	$20,333
2011	36,000
2012	15,000

License Agreement

In November 2005, the Company entered into an eight-year license agreement for sales of Trump Super Premium Vodka. Under the agreement the Company is required to pay royalties on sales of the licensed product. The agreement requires minimal royalty payments through November 2012 which if not paid could result in termination of the license. The Company is currently in default under the terms of its license agreement with Trump Marks LLC. The Company under a non-documented arrangement with the licensor is continuing to sell the product both domestically and internationally. The Company and licensor are currently engaged in active discussion to both enhance the marketing of the brand and to amend the agreement under mutually beneficial terms.

In 2008 the Company entered into a licensing agreement with Vetrerie Bruni S.p.A. (“Bruni”), which has the patent to the Trump Vodka bottle design. The agreement is retroactive to January 1, 2008, and calls for annual minimum royalties of $150,000. Royalties are due on a per bottle basis on bottles produced by another bottle supplier of approximately 18% of the cost of such bottles.  The agreement terminates upon the expiration of the patent or the expiration of the Company’s license agreement with Trump Marks LLC. Due to a dispute with respect to the pricing and quantities of glass ordered and the source of readily available and more efficient alternative producers the Company entered into a dispute with Bruni Glass resulting in litigation which was resolved with a settlement. This settlement resulted in the reduction of the Company’s annual glass royalty obligation and a settlement of the outstanding balance the Company owed Bruni. In conjunction with the legal settlement, the Company has accrued $150,000, payable in installments over 12 months from February 2010 forward which if paid in full by August 2010 reverts to the amount of $120,000 in satisfaction of the outstanding balance as of January 31, 2010. The Company expects to pay in full by August 2010 and has made two payments (February and March 2010) of $12,500. Additionally, the annual going forward royalty has been lowered by as much as 75% depending on utilization levels.

In February 2008 we entered into a joint venture with Grammy Award-winning producer and artist, Dr. Dre. The Company and Dr. Dre have formed the joint venture to identify, develop, and market premium alcoholic beverages, The deal is under the umbrella of the agreement between the Company and Interscope Geffen A&M Records.  Our Leyrat Cognac is the joint ventures’ first beverage. In January 2009, the Company launched its Leyrat Estate Bottled Cognac which it imports from a 200 year old distillery in Cognac, France. The Company granted 10% of its 50% interest in the brand to the producer of the product, leaving us with a 45% interest, in return for the rights to distribute the product in the United States. The Company has 5% of the rights for the brand in Europe. The Company continues to work toward a major product launch agreeable between the parties.

Our license with respect to the Kid Rock related trademarks currently requires payments to Drinks Americas based upon volume through the term of the agreement.

Other Agreements

The Company has modified its agreement with a foreign distributor, through December 2023, to distribute our products in their country. The agreement requires the distributor to assume procurement of component parts, production, distribution and funding for approved marketing and promotion for the term of the agreement. The distributor is to pay the Company a quarterly fee no less than one fourth of $150,000 and certain incremental payments for set volume levels. In return for the fee and assumption of all financial support in the territory, the Company will be the exclusive distributor in Israel over the term of the agreement with the rights to be exclusive distributor in their country. The distributor is in the process of purchasing component parts for its own production. It is also anticipated that the Company may purchase up to five containers of product or 5,000 cases from the Company’s current inventory as a precursor to its own production in order to accelerate market entry. The Company has received an $82,000 prepayment for volume which it expects to recognize in the first quarter of the next fiscal year.

Effective February 15, 2010, the Company entered into an exclusive agreement with Mexcor, Inc., to promote and distribute in the United States, the Company’s portfolio of brands, as defined. The initial term of the agreement is for five years, requires a minimum net sales performance by Mexcor, which when attained, will automatically renew for an additional ten years. Under the terms of the agreement, the Company has agreed to issue the principal of the business 12 million shares of Company common stock in exchange for consulting services.

Furthermore, the Company shall earn and Mexcor shall pay, a royalty fee on a per case or case equivalent basis on all Company products distributed by Mexcor which royalty fee will increase by ten percent on August 12, 2011, with additional ten percent increases (compounded) on August 15th of each successive year during the initial term of the agreement. Additionally, the Company shall earn $10.00 for each case of Damiana product, as defined, distributed by Mexcor. For the first full twenty-one calendar months following the effective date, Mexcor will pay the Company the greater of the per case royalty fees described above or the following monthly minimum royalties; $20,000, for the first six months; $35,000, for months 7-9 and $50,000 for months 10-21. The minimum monthly royalties are payable on the 15th day of that month.

Additionally, the Company will issue to Mexcor, warrants to acquire 2,000,000 shares of the Company’s common stock at such time Mexcor realizes the minimum net sales requirements under the initial term. The Company has further agreed to issue Mexcor a warrant to acquire an additional 2,000,000 shares of Company common stock at such time Mexcor attains a second net sales performance level based on a twelve-month look-back period provided such performance criteria are satisfied during the initial term. Finally, the Company has agreed to issue Mexcor additional financial incentives payable in cash or stock and warrants for the attainment of certain volume or business metrics.

Litigation

In June 2009, Richard Shiekman, a former employee of the Company, filed an application for prejudgment remedy against the Company and our chief Executive Officer in Superior Court of Connecticut, Judicial District of Fairfield (Docket Number CV 09 4028895 S). The plaintiff seeks $127,250 of unpaid wages and commissions and, $1,500 for reimbursement of expenses. The maximum exposure to the Company and our CEO is approximately $260,000 for double damages plus attorneys’ fees and costs. The Company believes that the claims made by the plaintiff are false and plans to vigorously defend this suit.  In addition, the Company plans to commence a countersuit for damage and theft of services.  As of November 30, 2009, we pledged 10,325,000 shares of Company common stock in lieu of a prejudgment remedy that the Plaintiff had sought against the Company and its Chief Executive Officer. At this time the plaintiff has not commenced a suit. In 2009, as a matter of public record the former employee was arrested and charged with alleged theft of Company property.

In October 2009, James Sokol, a former salesperson for the Company, filed suit against the Company and its Chief Executive Officer in the Superior Court for the Judicial District of Fairfield (Docket Number CV 09 5027925 S) claiming unpaid compensation of $256,000.00.  The maximum exposure to the Company and our CEO is approximately $520,000.00 for double damages plus attorney's fees and costs.  The Company believes that the claims made by the plaintiff are false and plans to vigorously defend this suit.  As of November 30, 2009, we pledged 15,000,000 shares of Company common stock in lieu of a prejudgment remedy that the Plaintiff had sought against the Company and its Chief Executive Officer. The Company believes this matter should be resolved with Mr. Sokal and is working to meet with him to do so.

In February 2009, Vetrerie Bruni S.p.A (“Bruni”) the company that has the patent to the Trump Vodka bottle design filed a complaint against us in the U.S. District Court, Southern District of New York for alleged breach of contract and sought $225,000 for alleged past due invoices and royalties. The Company filed a counterclaim. In October 2009, the case was settled, whereby we agreed to pay Bruni $150,000 in settlement of all claims. The settlement amount was to be paid in monthly installments of $12,500 beginning February 15, 2010, and $12,500 on 15th of each succeeding month through January 15th, 2011. The February 15, 2010 and March 15, 2010 payments were made. The Company has accrued $150,000 as of January 31, 2010, which if paid in full by August 2010 reverts to $120,000.

In June 2009, Liquor Group Wholesale, Inc. (“Liquor Group”) a company which provided distribution services for us in several states filed a claim for damages against us in Duval County Florida for alleged damages including breach of contract and is seeking  damages. It is the Company’s opinion that the claim arose out of our termination of the agreements we had with them for their nonperformance, failure of the plaintiff to accurately report sales to the Company and their withholding of information required by the agreements. The Company filed a counterclaim of $500,000 for damages against Liquor Group and has denied their claimed breach of contract claim previously made against it.  The Company contends that it is owed money by Liquor Group under the agreements. There is currently pending an arbitration before the American Arbitration Association involving the dispute between Liquor Group and Drinks Americas. A final arbitration hearing has been scheduled for June 22, 2010, in Jacksonville, Florida. Liquor Group Wholesale, Inc. and/or Liquor Group Holdings, LLC sought arbitration on a breach of contract claim asserting damages in excess of $1,100,000. The claim was filed against Drinks Americas Holding Limited, not Drink Americas, Inc., the contracting party. Drinks America, Inc. has counter claimed against the initial Liquor Group claimants, and has included several other Liquor Group entities because of the considerable confusion Liquor Group has created through the use of multiple entities with the same or virtually identical names. The counterclaim is for $500,000 and includes claims concerning breach of contract, civil conspiracy, fraudulent concealment, and civil theft.

Liquor Group has been authorized to conduct certain limited discovery concerning Drinks Americas’ civil conspiracy, fraudulent concealment and civil theft claims and the parties are scheduled to exchange witness lists on April 23rd and exhibit lists on May 14th and to file prehearing briefs on June 8th.

In December 2009, Niche Media, Inc., an advertising vendor, filed suit against the Company in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk (Docket Number FST-CV09-6002627-S) claiming unpaid invoices  for the approximate amount of $300,000.00.  The Company believes that it has defenses to this action and is attempting to reach a resolution.

Other than the items discussed above, we believe that the Company is currently not subject to litigation, which, in the opinion of our management, is likely to have a material adverse effect on the Company.

17. Subsequent Events

The Company has evaluated events subsequent to January 31, 2010 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through March 22, 2010, the date these financial statements were issued and has disclosed such items in Note 17, “Subsequent Events” herein in addition to those referred to in Notes 6, 7, 8, and 9, subsequent events which have been reviewed through March 22, 2010 include the following:

On February 11, 2010, the Company signed an  agreement with Mexcor, Inc., an  importer and distributor for hundreds of high quality brands nationally and internationally. Mexcor has agreed to manage the sourcing  importing and distribution of our portfolio of brands nationally. Our Company will continue to focus its efforts on its core business of marketing and building a portfolio of iconic brands as well as developing, coordinating and executing marketing and promotional strategies for its icon brands. We anticipate that the agreement with Mexcor will rapidly drive additional revenues and substantially reduce our overhead costs.

Under the terms of the agreement, the parties have agreed to a 15-year term. Additionally, the Company has agreed to issue the principal of the business 12 million shares of Company common stock in exchange for consulting services. Mexcor is eligible to receive financial incentives provided the parties deliver and attain certain minimum performance requirements.  Mexcor has agreed to deliver additional new brands to the Company’s brand portfolio, which the companies plan to jointly acquire, develop and market.

On March 4, 2010, we granted 2,000,000 shares of Company common stock under the 2009 Plan to a financial consultant in satisfaction of payment for a $40,000 note payable (See Note 9 (d) - Notes and Loans Payable.).

On March 2, 2010, we issued 6,000,000 shares to our Chief Executive Officer and President; 5,000,000 (aggregate value $100,000) was a partial payment against the working capital loan he has provided to the Company and 1,000,000 (aggregate value $20,000) was awarded by the Board of Directors as a stock bonus for his accomplishments in the creation and launch of one of our premier brands.

On March 2, 2010, we issued 36,150 shares of our common stock with an aggregate value of $723 to a former employee in satisfaction of past due wages net of advances.

On March 2, 2010, we granted 2,000,000 shares of our common stock with an aggregate value of $40,000 under the 2009 Plan to a consultant in exchange for marketing services. The shares vested immediately on the date of grant.

On March 10, 2010, we issued 2,000,000 shares of our common stock with an aggregate value of $40,000 for investor relation services provided to us under the terms to a management consulting agreement.

On March 10, 2010, we granted 3,000,000 shares of our common stock with an aggregate value of $60,000 under the 2009 Plan to a consultant in exchange for marketing and promotional services. The shares vested immediately on the date of grant.

In connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, on February 11, 2010 to convert $108,375 of the outstanding balance of the Debenture in exchange for 8,500,000 shares of our common stock.
(See Note 6. – Note Receivable)

In connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, on March 11, 2010 to convert $120,000 of the outstanding balance of the Debenture in exchange for 7,058,824 shares of our common stock.
(See Note 6. – Note Receivable)

In connection with the June 18, 2009 Drinks Debenture financing, (See Note 6. – Note Receivable) we agreed to issue to the Placement Agent, warrants to acquire 5% of the shares of our common stock which we would deliver in response to Share Repayment Requests made by the Investor (described above in Note 6), at an exercise price equal to the Market Price related to the shares delivered in response to the Share Repayment Request (the "Placement Agent Warrants"). The Placement Agent Warrants are exercisable for a five year period, will contain cashless exercise provisions as well as anti-dilution provisions in the case of stock splits and similar matters. In March 2010, the Company delivered to the Placement Agent, in aggregate, 4,674,126 Placement Agent Warrants as follows: effective February 24, 2010, a warrant to purchase 425,000 shares of Company common stock at an exercise price of $0.01594; effective February 11, 2010, a warrant to purchase 2,000,000 shares of Company common stock at an exercise price of $0.001; effective January 15, 2010, a warrant to purchase 1,000,000 shares of Company common stock at an exercise price of $0.00625; effective December 30, 2009, a warrant to purchase 681,818 shares of Company common stock at an exercise price of $0.01375; effective August 28, 2009, a warrant to purchase 192,308 shares of Company common stock at an exercise price of $0.065; effective June 19, 2009, a warrant to purchase 250,000 shares of Company common stock at an exercise price of $0.09375; and, effective June 19, 2009, a warrant to purchase 125,000 shares of Company common stock at an exercise price of $0.4375.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of   Operations

Introduction

The following discussion and analysis summarizes the significant factors affecting (1) our consolidated results of operations for the nine and three months ended January 31, 2010, as compared to the nine and three months ended January 31, 2009, and (2) our liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Report, and the audited consolidated financial statements and notes included in Form 10-K, which Report was filed on August 13, 2009 for the year ended April 30, 2009.

RESULTS OF OPERATIONS

Nine Months Ended January 31, 2010 and 2009:

Net Sales: Net Sales were $846,020 for the nine months ended January 31, 2010 compared to net sales of $2,214,710 for the nine months ended January 31, 2009, representing a decrease of $1,368,690 or 62%. As we announced previously, the delay in securing timely financing, now currently in place, resulted in various second and third quarter customer orders and their respective inventories experiencing shipment delays into our third and fourth quarters. Our significant second quarter decrease is predominantly due to inventory shortfalls because of insufficient working capital, and the untimely issuance of letters of credit resulting in the delay of certain shipments and the reluctance of distributors to place orders for our products. We believe, and subsequent customer orders and demand indicate, that with adequate working capital, our recent distribution and importation agreement (February 2010) now currently in place with Mexcor, Inc., sales of our products will increase in the fourth quarter and should be very successful in this economic environment.

Gross Margin:  Gross margin was $236,764 (28.0% of net sales) for the nine months ended January 31, 2010 compared to gross margin of $524,875 (23.7% of net sales) for the comparable three month period of the prior year reflects an improvement of 4.3% percentage points in gross margin. This improvement results from the discontinuance of the Newman’s Own product line which was providing lower margins during the nine months ended January 31, 2009 as the product was sold at or below cost due to increased production costs coupled with its the inability to sustain growth. As this trend continued into the current fiscal year, we decided to discontinue the product line in the second quarter of 2009, and wrote-off the related inventory by recording a charge of $40,000 to cost of goods sold. Additionally, for the nine months ended January 31, 2009, we terminated the Cohete Rum brand and recorded a loss for the subsequent inventory liquidation.

Selling, general and administrative expenses: Selling, general and administrative expenses amounted to $3,840,716 for the nine months ended January 31, 2010, compared to $4,366,544 for the nine months ended January 31, 2009, an 12.0% decrease. The decrease in selling, general and administrative expenses for the nine months ended January 31, 2010, is predominately due to our decision to reduce our operating expenses and thereby sustain working capital.  The overhead reductions, resulted in lower payroll and payroll related and travel expenses, that were mostly realized in the three months ended January 31, 2010 and will continue into the fourth quarter and beyond as we restructure our business operating model. Local marketing expenses decreased from the prior year because many customers were out of inventory of our brands. Additionally, for the nine months ended January 31, 2010, marketing expenses included $567,000 of fees relating to the Olifant Summer Concert Series. For the nine months ended January 31, 2009, we recognized a non-cash charge of $220,000 relating to payment in stock in lieu of cash  paid to certain employees of the Company for the services they have provided.

Other Income (Expense): Interest expense totaled $906,888 for the nine months ended January 31, 2010 compared to $122,515 for the nine months ended January 31, 2009. The increase is predominately due to the financing costs attributed to our June financings and the associated amortization of the deferred financing charges. In December of 2008, the Company’s lender, Sovereign, notified the Company that it had computed interest on our outstanding working capital credit line incorrectly resulting in a $50,000 settlement credit with the Company. For the nine months ended January 31, 2009, other income aggregated $409,000 as a result of the Company’s settlement with RBCI Holdings, Inc. The Company issued 350,000 shares of Company common stock with an aggregate value on the settlement date of $91,000 in full consideration of a $500,000 note payable to RBCI Holdings, Inc.

Income Taxes: We have incurred substantial net losses from our inception and as a result, have not incurred any income tax liabilities. Our federal net operating loss carry forward is approximately $29,000,000, which we may be able to use to reduce taxable earnings in the future. No income tax benefits were recognized for the three and nine months ended January 31, 2010 and 2009 as we have provided valuation reserves against the full amount of the future carry forward tax loss benefit because of uncertainties over its realization. We will evaluate the reserve every reporting period and recognize the benefits when realization is reasonably assured.

Three Months Ended January 31, 2010 and 2009:

Net Sales: Net Sales were $396,742 for the three months ended January 31, 2010 compared to net sales of $565,000 for the thee months ended January 31, 2009, a decrease of  $168,258.  While this year over year decrease was 30%, we believe the greater indication of the Company’s business turnaround is the current quarter’s $381,437 sales dollar increase over last quarter’s sales of $15,305. The year over year decrease is predominantly due to inventory shortfalls because of insufficient working capital, resulting in the delay of certain shipments and the reluctance of distributors to place orders for our products. We believe, and subsequent customer orders and demand indicate, as demonstrated  by the current quarter’s to last quarter’s sales increase, that with adequate working capital, our recently signed distribution and importation agreement (February 2010) now currently in place with Mexcor, Inc., sales of our products should be very successful in this economic environment.

Gross Margin:  Gross margin was $109,195 (27.5% of net sales) for the three months ended January 31, 2010 compared to gross margin of $145,351 (25.7% of net sales) for the comparable three month period of the prior year reflects an improvement of 1.8 percentage points in gross margin. This improvement results from the discontinuance of the Newman’s Own product line which contributed to lower margins in the prior years third quarter as the product was sold below cost. The low margins for the Newman’s’ Own products were due to increased production costs coupled with its the inability to sustain growth lead to our decision to discontinue this line of products.

Selling, general and administrative expenses: Selling, general and administrative expenses amounted to $630,659 for the three months ended January 31, 2010, compared to $1,659,960 for the three months ended January 31, 2009, a  62% decrease. The decrease in selling, general and administrative expenses is predominately due to the reduction in overhead which resulted in lower payroll and payroll related and travel expenses as we sought to reduce our operating expenses and sustain our reduced levels of working capital. Local marketing expenses decreased from the prior year because many customers were out of inventory of our brands. The reduction in selling, general and administrative expenses provides a strong indication of the Company’s potential once our revised operating business model is fully implemented.

Other Income (Expense): Interest expense for the three months ended January 31, 2010 totaled $389,404 predominately from interest  expense incurred on our notes and loans payable and the related amortization associated with the deferred June financing charges. Interest expense for the three months ended January 31, 2009, reflects the income benefit a $50,000 settlement with the Company’s lender, Sovereign offset by interest expense on borrowings of $15,371. Other income of $409,000 for the three months ended January 31, 2009, is the result of the Company’s settlement with RBCI Holdings, Inc. whereby we issued 350,000 shares of Company common stock with an aggregate value of $91,000 on the settlement date in full consideration for the $500,000 note payable to RBCI.

Income Taxes: We have incurred substantial net losses from our inception and as a result, have not incurred any income tax liabilities. Our federal net operating loss carry forward is approximately $29,000,000, which we may use to reduce taxable earnings in the future. No income tax benefits were recognized for the three and nine months ended January 31, 2010 and 2009 as we have provided valuation reserves against the full amount of the future carry forward tax loss benefit. We will continue to evaluate the reserve every reporting period and recognize the benefits when realization is reasonably assured.

IMPACT OF INFLATION

Although management expects that our operations will be influenced by general economic conditions we do not believe that inflation has had a material effect on our results of operations.

SEASONALITY

As a general rule, the second and third quarters of our fiscal year (August-January) are the periods that we realize our greatest sales as a result of sales of alcoholic beverages during the holiday season. During the fourth quarter of our fiscal year (February-April) we generally realize our lowest sales volume as a result of our distributors decreasing their inventory levels which typically remain on hand after the holiday season. Given our lack of working capital, the effects of seasonality on our sales have been lessened.

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Although we expect that our working capital position will benefit from our June 2009 sales of our debentures, our August 2009 agreement relating to our Series B Preferred Stock and our February 2010 Agreement with Mexcor, our business continued to be effected by insufficient working capital. We will need to continue to manage carefully our working capital and our business decisions will continue to be influenced by our working capital requirements. Lack of liquidity continued to negatively affect our business and curtail the execution of our business plan.

We have experienced net losses and negative cash flows from operations and investing activities since our inception in 2003. Our net loss for the nine months ended January 31, 2010 was $ 4,414,612. Cash used in operating activities for the nine months ended January 31, 2010 was $ 274,200. We have to date funded our operations predominantly through factoring, vendor credit, loans from shareholders and investors, and proceeds from the sale of our common stock, preferred stock, and warrants.

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

On November 25, 2009, the Company received gross proceeds of $87,037 from the issuance of 8.7037 shares of Series B preferred stock at $10,000.00 per share and a warrant for 4,701,167 shares of common stock with an exercise price based on prevailing market prices.  The warrant is exercisable upon the earlier of (a) May 25, 2010, or (b) the date a registration statement covering the warrant shares is declared effective, but not after November 25, 2014, that number of duly authorized, validly issued, fully paid and non-assessable shares of common stock set forth above; provided, however, that this warrant may only be exercised for warrant shares equal in value to not more than 135.0% of the initial $0.025 initial exercise price. We have determined the warrants to have a fair value of $66,960 using Black-Scholes pricing model and will amortize the cost over five years or until exercised.

On December 17, 2009, the Company received gross proceeds of $51,333 from the issuance of 5.133333 shares of Series B preferred stock at $10,000.00 per share and a warrant for 4,200,000 shares of common stock with an exercise price based on prevailing market prices.  The warrant is exercisable upon the earlier of (a) June 17, 2010, or (b) the date a registration statement covering the warrant shares is declared effective, but not after December 17, 2014, that number of duly authorized, validly issued, fully paid and non-assessable shares of common stock set forth above; provided, however, that this warrant may only be exercised for warrant shares equal in value to not more than 135.0% of the initial $0.0165 initial exercise price. We have determined the warrants to have a fair value of $53,922 using Black-Scholes pricing model and will amortize the cost over five years or until exercised.

Our ability to send additional notices is also subject to certain conditions.  Therefore, the actual amount of the Fund’s investment is not certain.

On March 4, 2010, we granted 2,000,000 shares of Company common stock under the 2009 Plan to a financial consultant in satisfaction of payment for a $40,000 note payable (See Note 9 (d) - Notes and Loans Payable.).

On March 2, 2010, we issued 6,000,000 shares to our Chief Executive Officer and President; 5,000,000 (aggregate value $100,000) was a partial payment against the working capital loan he has provided to the Company and 1,000,000 (aggregate value $20,000) was awarded by the Board of Directors as a stock bonus for his accomplishments in the creation and launch of one of our premier brands.

On March 2, 2010, we issued 36,150 shares of our common stock with an aggregate value of $723 to a former employee in satisfaction of past due wages, net of advances.

On March 2, 2010, we granted 2,000,000 shares of our common stock with an aggregate value of $40,000 under the 2009 Plan to a consultant in exchange for marketing services. The shares vested immediately on the date of grant.

On March 10, 2010, we issued 2,000,000 shares of our common stock with an aggregate value of $40,000 for investor relation services provided to us under the terms to a management consulting agreement.

On March 10, 2010, we granted 3,000,000 shares of our common stock with an aggregate value of $60,000 under the 2009 Plan to a consultant in exchange for marketing and promotional services. The shares vested immediately on the date of grant.

In connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion on February 11, 2010 to convert $108,375 of the outstanding balance of the Debenture in exchange for 8,500,000 shares of our common stock.

In connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion on March 11, 2010 to convert $120,000 of the outstanding balance of the Debenture in exchange for 7,058,824 shares of our common stock.

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

In June 2009, (the "Closing Date") we sold to one investor (the “Investor”) a $4,000,000 non-interest bearing debenture with a 25% ($1,000,000) original issue discount, that matures in 48 months from the Closing Date (the Drink’s Debenture) for $3,000,000, consisting of $375,000 paid in cash at closing and eleven secured promissory notes, aggregating $2,625,000, bearing interest at the rate of 5% per annum, each maturing 50 months after the Closing Date (the “Investor Notes”).  The Investor Notes, the first ten of which are in the principal amount of $250,000 and the last of which is in the principal amount of $125,000, are mandatorily pre-payable, in sequence, at the rate of one note per month commencing on the seven month anniversary of the Closing Date.  If the prepayment occurs, the entire aggregate principal balance of the Investor Notes (less the $200,000 August prepayment) in the amount of $2,425,000, together with the interest outstanding thereon, will be paid in eleven monthly installments (ten in the amount of $230,000 and one the amount of $125,000) such that the entire amount would be paid to us by November 26, 2010. These monthly  payments if made will help fund operations over their eleven month period.

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

In October 2006, the Company borrowed $250,000 and issued a convertible promissory note in like amount. The due date of the loan was originally extended by the Company to October 2008 from October 2007 in accordance with the terms of the original note agreement. On March 1, 2009 the note was amended to extend the due date to October 18, 2009. As consideration for extending the note in March 1, 2009 the Company issued the lender 286,623 shares of Company common stock. On November 9, 2009, an investor purchased the past due note in the amount of $309,839 including interest from the note-holder. On November 13, 2009, the Company exchanged the past due Company Note for a new $447,500 Convertible Promissory Note. The new convertible promissory note is convertible at the note holder’s option using a conversion price based on the prevailing market prices.

As of January 31, 2010, the Company  issued the note holder a total of 16,162,687 shares of Company common stock in satisfaction of conversions of note principal leaving a balance of $153,618 in note principal available for conversion. On November 23, the Company issued 400,000 shares of common stock in satisfaction of interest payable on the note described above.  Subsequent to January 31, 2010, the Company issued the note holder a total of 13,688,679 shares of Company common stock at prevailing market prices in satisfaction of conversions of the remaining note principal.

On November 9, 2009, the Company issued an unsecured $100,000 convertible note that matures on November 9, 2010. Interest accrues at a rate of 12.5% per annum and is payable quarterly. As of January 31, 2010, interest expense of $2,882 was accrued. At the option of the note holder, interest can be paid in either cash or shares of Company common stock based on the convertible note’s $0.06 conversion price.  As additional consideration, the Company granted the note holder 250,000 shares of Company’s common and agreed to register the shares by January 8, 2010 or pay to the note holder as damages additional shares of the Company’s common stock equal to 2.0% of the common shares issuable upon conversion of the convertible note.  The Company also granted the note holder piggyback registration rights.  On November 9, 2009, the Company issued the 250,000 shares valued at $10,000 which the Company deemed a loan origination fee. As of January 31, 2010, $7,694 has been recorded as a deferred charge on the balance sheet and $3,306 has been amortized to interest expense.

On November 17, 2009, the Company issued a total of 12,003,720 shares of Company common stock to certain officers and directors as a replacement for the shares they pledged pursuant to a financing transaction (including 8,000,000 to our CEO; 906,000 to our COO and an aggregate of 3,097720 among our three directors.) On January 11, 2010, pursuant to the previously noted financing transaction, the Company issued  to those individuals who pledged their shares, 0.5 shares of Company stock for each share pledged, which aggregated 6,001,860 shares (including 4,000,000 to our CEO; 453,000 to our COO and an aggregate of 1,548,860 to our three directors). The 6,001,860 shares had an approximate fair value of $240,074 on January 11, 2010, the issuance date, which amount is recorded in common stock and additional paid in capital in the accompanying balance sheet as of January 31, 2010. (See Note 6 – Note Receivable.)

On November 18, 2009, the Company retained a business advisory consultant and agreed to issue 2,000,000 shares of Company Common Stock in exchange for consulting services which shares the Company issued on March 10, 2010.

On November 17, 2009, the Company issued 23,000,000 shares of Company common stock, to be held as treasury shares which are pledged in lieu of prejudgment remedies on two litigation matters. (See Note 16. Commitments and Contingencies – Litigation).

On December 18, 2007, (the "Closing Date") the Company sold to three related investors (the "December Investors") an aggregate of 3,000 shares of our Series A Preferred Stock, $.001 par value (the "Preferred Stock"), at a cash purchase price of $1,000 per share, generating gross proceeds of $3,000,000 (the “December Financing”). The Preferred Stock has no voting or dividend rights. Out of the gross proceeds of the December Financing, we paid Midtown Partners & Co., LLC (the "Placement Agent") $180,000 in commissions and $30,000 for non-accountable expenses. We also issued, to the Placement Agent, warrants to acquire 600,000 shares of our Common Stock for a purchase price of $.50 per share (the "Placement Agent Warrants"), which warrants are exercisable for a five year period and contain anti-dilution provisions in the events of stock splits and similar matters. Both the commissions and expenses were accounted for as a reduction of Additional Paid in Capital.

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

On January 15, 2009 (the “Closing”), the Company acquired 90% of the capital stock of Olifant U.S.A, Inc. (“Olifant”) , pursuant to a Stock Purchase Agreement (the “Agreement.  As security for the balance due to the sellers the Company issued a promissory note for the $800,000 balance. The promissory note is payable in four annual installments, the first payment is due one year from Closing. Each $200,000 installment is payable $100,000 in cash and Company stock valued at $100,000 with the stock value based on the 30 trading days immediately prior to the installment date. The cash portion of the note accrues interest at a rate of 5% per annum. On January 15, 2010, the Company paid the first loan installment in the amount of $200,000 and $5,000 in interest. The Company issued 4,950,496 shares as payment for the stock portion of the installment, and at the election of the sellers, $63,000 in cash and 2,079,208 in common stock as payment of the cash and interest portion on the first installment.

On November 5, 2009, the Company borrowed $37,500 from an investor under an informal agreement for working capital purposes. The loan is payable on demand and is classified under notes and loans payable as a current liability on the balance sheet as of January 31, 2010.

From July 2007 through January 2010, the Company has borrowed and our CEO has loaned various amounts up to $813,035 to the Company for working capital purposes at an annual interest rate of 12%. As of January 31, 2010 and April 30, 2009, amounts owed to our CEO on these loans including accrued and unpaid interest aggregated $280,845 and $295,179, respectively. For the nine months ended January 31, 2010 and 2009, interest incurred on these loans aggregated $27,983 and $29,179, respectively.

On March 2, 2010, we issued 6,000,000 shares to our Chief Executive Officer and President; 5,000,000 (aggregate value $100,000) was a partial payment against the working capital loan he has provided to the Company and 1,000,000 (aggregate value $20,000) was awarded by the Board of Directors as a stock bonus for his accomplishments in the creation and launch of one of our premier brands.

On October 20, 2009, the Company reached agreements with its Chief Executive Officer and members of its Board of Directors to satisfy obligations owed to them, in the aggregate amount of $1,002,450 for salary, director fees, consulting fees and for satisfaction of a portion of an outstanding loan and the interest accrued thereon, by issuing to them 1,763,607 shares of our common stock and warrants to acquire 9,838,793 shares of our common stock. Under this arrangement, the valuation of the common stock and the exercise price of the warrants was $0.15 a share.  Fifty percent of the warrants can be exercised at anytime during the ten-year term and the other 50 percent will only be exercisable when the Company has achieved positive EBITDA for two successive quarters.  If this profitably standard is not realized during the term of the warrants, 50 percent of the warrants will be forfeited.   While the Company has not yet issued the shares or warrants as of January 31, 2010, it expects to do so in the fourth quarter.

As of January 31,2010,  the Company has a shareholders' deficiency of $3,530,761 including $42,015,466 in accumulated losses since its inception in 2002. For the nine months ended January 31,2010,  the Company sustained a net loss of $4,414,612 and used $274,200 in operating activities. We will need additional financing which may take the form of equity or debt and we will seek to convert liabilities into equity.

We expect that our working capital position and our cash balance will benefit from financing agreement we have in place; however, our business continues to be effected by insufficient working capital. We will need to continue to carefully manage our working capital and our business decisions will continue to be influenced by our working capital requirements.

Therefore, our short term business strategy will rely heavily on our cost efficient icon brand strategy and the resources available to us from current and new strategic partners we may attract. Consequently, in direct pursuit of this strategy, effective February 15, 2010, the Company entered into an exclusive distribution agreement with Mexcor, Inc., to manage, promote and distribute in the United States, the Company’s portfolio of brands, as defined. The initial term of the agreement is for five years, requires a minimum net sales performance by Mexcor, which when attained, will automatically renew for an additional ten years. Under the terms of the agreement, the Company has agreed to issue the principal of the business 12 million shares of Company common stock in exchange for consulting services.

Furthermore.  the Company shall earn and Mexcor shall pay, a royalty fee on a per case or case equivalent basis on all Company products distributed by Mexcor which royalty fee will increase by ten percent on August 12, 2011, with additional ten percent increases (compounded) on August 15th of each successive year during the initial term of the agreement. Additionally, the Company shall earn $10.00 for each case of Damiana product, as defined, distributed by Mexcor. For the first full twenty-one calendar months following the effective date, Mexcor will pay the Company the greater of the per case royalty fees described above or the following monthly minimum royalties; $20,000, for the first six months; $35,000, for months 7-9 and $50,000 for months 10-21. The minimum monthly royalties are payable on the 15th day of that month.

Additionally, the Company will issue to Mexcor, warrants to acquire 2,000,000 shares of the Company’s common stock at such time Mexcor realizes the minimum net sales requirements under the initial term. The Company has further agreed to issue Mexcor a warrant to acquire an additional 2,000,000 shares of Company common stock at such time Mexcor attains a second net sales performance level based on a twelve-month look-back period provided such performance criteria are satisfied during the initial term. Finally, the Company has agreed to issue Mexcor additional financial incentives payable in cash or stock and warrants for the attainment of certain volume or business metrics.

We anticipate that the agreement with Mexcor will rapidly drive additional revenues and substantially reduce our overhead costs. Our Company will continue to focus its efforts on its core business of building a portfolio of iconic brands as well as developing, coordinating and executing marketing and promotional strategies for its icon brands.

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

Our license with respect to the Kid Rock related trademarks currently requires payments to Drinks Americas based upon volume through the term of the agreement.

OTHER AGREEMENTS

The Company has an agreement with a foreign distributor, through December 2023, to distribute our products in their country. The agreement requires the distributor to purchase a set monthly amount of our products, predominately our Trump Super Premium Vodka for the term of the agreement. The distributor is to pay the Company a monthly fee over the term of the agreement for the rights to be the exclusive distributor in Israel. As of January  31, 2009,  the distributor received its distribution license and has commenced performance under the contract.

Effective February 15, 2010, the Company entered into an exclusive agreement with Mexcor, Inc., to manage , promote and distribute in the United States, the Company’s portfolio of brands, as defined. The initial term of the agreement is for five years, requires a minimum net sales performance by Mexcor, which when attained, will automatically renew for an additional ten years. Furthermore, the Company has agreed to issue the principal of the business 12 million shares of Company common stock in exchange for consulting services.

Under the terms of the agreement, the Company shall earn and Mexcor shall pay, a royalty fee on a per case or case equivalent basis on all Company products distributed by Mexcor. which royalty fee will increase by ten percent on August 12, 2011, with additional ten percent increases (compounded) on August 15th of each successive year during the initial term of the agreement. Additionally, the Company shall earn $10.00 for each case of Damiana product, as defined, distributed by Mexcor. For the first full twenty-one calendar months following the effective date, Mexcor will pay the Company the greater of the per case royalty fees described above or the following monthly minimum royalties; $20,000, for the first six months; $35,000, for months 7-9 and $50,000 for months 10-21. The minimum monthly royalties are payable on the 15th day of that month. Mexcor can earn additional financial compensation in cash or stock for achieving certain metrics.

In April 2009, the Company entered into a sponsorship agreement with concert producer and promoter to promote Olifant Vodka in its concert tour which runs from July 10, thru August 8, 2009.  In consideration for their services the Company has given the promoter the following: 4,700,000 shares of its common stock that have been issued; 3% of the net profits of Olifant for each fiscal year beginning  following the third anniversary of the agreement (years  beginning May 2012) and ending  the earlier of Olifant’s fiscal year ending in 2018 or when Olifant is sold, if that were to occur.  If Olifant is sold prior to expiration the promoter will receive 3% of the consideration received from the sale. The Company has agreed to grant an additional 2% (of Olifant or  a future  brand)  for promotion in the 2010 concert tour; and warrants to purchase 200,000 shares of Company stock at an exercise price of $.50 per share which shall be issued at the end of the 2009  tour. In accordance with the agreement the amount of cash and stock based consideration issued by the Company shall not be less than $400,000.  In accordance with the agreement, in May 2009, the Company issued a promissory note to the promoter for a loan in the same amount to cover expenses relating to the tour. The note, which bears no interest, was repaid with shares of Company stock.

In fiscal 2003, we entered into a consulting agreement with a company owned 100% by a member of the Board of Directors. Under the agreement, the consulting company is being compensated at the rate of $100,000 per annum. As of January 31, 2010, we were indebted to in the amount of $331,243. . The Company and the Board member have agreed to settle the outstanding amount due at January 31, 2010 by the Company issuing shares of our common stock and warrants to acquire shares of our common stock. The Company plans to issue the shares and associated warrants in our fiscal fourth quarter.

In December 2002, the Company entered into a consulting agreement with one of its shareholders which provides for $600,000 in fees payable in five fixed increments over a period of 78 months. The agreement expired on June 9, 2009. The Company has an informal agreement with the shareholder pursuant to which he has the option of converting all or a portion of the consulting fees owed him into shares of Holding's common stock at a conversion price to be agreed upon. In March 2009 the consultant elected to convert $120,000 due him for consulting fees into shares of Company stock at a price of $0.35 per share resulting in the Company issuing 342,857 shares to him.  In February, 2008 the consultant elected to convert $190,000 due him for consulting fees into shares of Company common stock at a price of $0.50 per share resulting in the Company issuing 380,000 shares to him. Each of the conversions were at a premium to the market price of the Company’s common stock on the date of the elections to convert.  As of January 31, 2010 and April 30, 2009, amounts owed to this shareholder aggregated $43,151 and $30,000, respectively.

Item  3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item  4.  Controls and Procedures

Disclosure Controls and Procedures

On November 2, 2009, our former Chief Financial Officer resigned in order to pursue other opportunities. Our Chief Executive Officer has assumed the duties of Principal Financial Officer. The number of full-time Company employees has been and continues to be substantially reduced. The Company has engaged a consultant to assist with handling some of the former CFO’s responsibilities.

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) who is also our Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our Chief Executive Officer who also is our principal executive officer, and our Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2010, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2010, our Chief Executive Officer, who also is our principal executive officer, and our Principal Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be declared by us in reports that we file with or submit to the SEC is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.  There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2010  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company continues to assess the effects of these developments on its internal accounting controls and may determine that material weaknesses in internal controls may or may not exist.

Changes in Internal Controls

Our management, with the participation our principal financial officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the Quarter ended January 31, 2010. Based on that evaluation, our management concluded that no change occurred in the Company’s internal controls over financial reporting during the Quarter ended January 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

In June 2009, Richard Shiekman, a former employee of the Company, filed an application for prejudgment remedy against the Company and our chief Executive Officer in Superior Court of Connecticut, Judicial District of Fairfield (Docket Number CV 09 4028895 S). The plaintiff seeks $127,250 of unpaid wages and commissions and, $1,500 for reimbursement of expenses. The maximum exposure to the Company and our CEO is approximately $260,000 for double damages plus attorneys’ fees and costs. The Company believes that the claims made by the plaintiff are false and plans to vigorously defend this suit.  In addition, the Company plans to commence a countersuit for damage and theft of services.  As of November 30, 2009, we pledged 10,325,000 shares of Company common stock in lieu of a prejudgment remedy that the Plaintiff had sought against the Company and its Chief Executive Officer.

In October 2009, James Sokol, a former salesperson for the Company, filed suit against the Company and its Chief Executive Officer in the Superior Court for the Judicial District of Fairfield (Docket Number CV 09 5027925 S) claiming unpaid compensation of $256,000.00.  The maximum exposure to the Company and our CEO is approximately $520,000.00 for double damages plus attorney's fees and costs.  The Company believes that the claims made by the plaintiff are false and plans to vigorously defend this suit.  As of November 30, 2009, we pledged 15,00,000 shares of Company common stock in lieu of a prejudgment remedy that the Plaintiff had sought against the Company and its Chief Executive Officer.

In February 2009, Vetrerie Bruni S.p.A (“Bruni”) the company which has the patent to the Trump Vodka bottle design filed a complaint against us in the U.S. District Court, Southern District of New York for alleged breach of contract and seeking $225,000 for alleged past due invoices and royalties. The Company filed a counterclaim. The case was settled in October 2009. This settlement resulted in the reduction of the Company’s annual glass royalty obligation and a settlement of the outstanding balance the Company owed Bruni. . In October 2009, the case was settled, whereby we agreed to pay Bruni $150,000 in settlement of all claims. The settlement amount was to be paid in monthly installments of $12,500 beginning February 15, 2010, and $12,500 on 15th of each succeeding month through January 15th, 2011. The February 15, 2010 and March 15, 2010 payments were  made. The Company has accrued $150,000 as of January 31, 2010 which if paid in full by August 2010 reverts to $120,000. . Additionally, the annual going forward royalty has been lowered by as much as 75% depending on utilization levels.

In June 2009, Liquor Group Wholesale, Inc. (“Liquor Group”) a company which provided distribution services for us in several states filed a claim for damages against us in Duval County Florida for alleged damages including breach of contract and is seeking damages. It is the Company’s strong opinion that the claim arose out of our termination of the agreements we had with them for their nonperformance, failure of the plaintiff to accurately report sales to the Company and their withholding of information required by the agreements. The Company filed a counterclaim of $500,000 for damages against Liquor Group and has denied their claimed breach of contract claim previously made against it.  The Company contends that it is owed money by Liquor Group under the agreements. There is currently pending an arbitration before the American Arbitration Association involving the dispute between Liquor Group and Drinks Americas. A final arbitration hearing has been scheduled for June 22, 2010, in Jacksonville, Florida. Liquor Group Wholesale, Inc. and/or Liquor Group Holdings, LLC sought arbitration on a breach of contract claim asserting damages in excess of $1,100,000. The claim was filed against Drinks Americas Holding Limited, not Drink Americas, Inc., the contracting party. Drinks America, Inc. has counter claimed against the initial Liquor Group claimants, and has included several other Liquor Group entities because of the considerable confusion Liquor Group has created through the use of multiple entities with the same or virtually identical names. The counterclaim is for $500,000 and includes claims concerning breach of contract, civil conspiracy, fraudulent concealment, and civil theft.

Liquor Group has been authorized to conduct certain limited discovery concerning Drinks Americas’ civil conspiracy, fraudulent concealment and civil theft claims and the parties are scheduled to exchange witness lists on April 23rd and exhibit lists on May 14th and to file prehearing briefs on June 8th.

In December 2009, Niche Media, Inc., an advertising vendor, filed suit against the Company in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk (Docket Number FST-CV09-6002627-S) claiming unpaid invoices  for the approximate amount of $300,000.00.  The Company believes that it has defenses to this action and is attempting to reach a resolution.

Other than the items discussed above, we believe that the Company is currently not subject to litigation, which, in the opinion of our management, is likely to have a material adverse effect on us.

Item 1A. Risk Factors

In addition to the risk factors  previously disclosed in our Annual Report on Form 10-K for the year ended April 30, 2009, the Company has the following new material risk factor:

Risks Relating to Our Current Financing Arrangement:

In order to raise working capital necessary for operating the business, the Company, we entered in financing transactions that can be settled by issuance of new shares of our common stock.  There are a large number of shares underlying our convertible notes, convertible preferred stock, and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock. The continuously adjustable conversion price feature of our convertible notes could require us to issue a substantially greater number of shares, which will cause dilution to our existing stockholders. Our obligation to issue shares upon conversion of our convertible notes is essentially limitless.  The continuously adjustable conversion price feature of our convertible notes may encourage investors to make short sales in our common Stock, which could have a depressive effect on the price of our common stock.  The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The selling stockholder could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of notes, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.  If we are required for any reason to repay our outstanding convertible notes, we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the convertible notes, if required, could result in legal action against us, which could require the sale of substantial assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 25, 2009, the Company received gross proceeds of $87,037 from the issuance of 8.7037 shares of Series B preferred stock at $10,000.00 per share and a warrant for 4,701,167 shares of common stock with an exercise price based on prevailing market prices.  The warrant is exercisable upon the earlier of (a) May 25, 2010, or (b) the date a registration statement covering the warrant shares is declared effective, but not after November 25, 2014, that number of duly authorized, validly issued, fully paid and non-assessable shares of common stock set forth above; provided, however, that this warrant may only be exercised for warrant shares equal in value to not more than 135.0% of the initial $0.025 initial exercise price. We have determined the warrants to have a fair value of $66,960 using Black-Scholes pricing model and we will amortize the cost over five years or until exercised.

On December 17, 2009, the Company received gross proceeds of $51,333 from the issuance of 5.133333 shares of Series B preferred stock at $10,000.00 per share and a warrant for 4,200,000 shares of common stock with an exercise price based on prevailing market prices.  The warrant is exercisable upon the earlier of (a) June 17, 2010, or (b) the date a registration statement covering the warrant shares is declared effective, but not after December 17, 2014, that number of duly authorized, validly issued, fully paid and non-assessable shares of common stock set forth above; provided, however, that this warrant may only be exercised for warrant shares equal in value to not more than 135.0% of the initial $0.0165 initial exercise price. We have determined the warrants to have a fair value of $53,922 using Black-Scholes pricing model and we will amortize the cost over five years or until exercised.

In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”) an/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

Item  3.  Defaults Upon Senior Securities

On October 27, 2009, St. George Investments, LLC (“St. George”) declared a default under our $4,400,000 debenture as a result of the failure of certain shares of our common stock, which were pledged by certain shareholders and the Company, to secure the debenture that had been acquired by St. George.  The Company has secured an agreement from St. George not to enforce the default based on any decline in value of the pledge shares that has occurred in the past or that may occur prior to December 31, 2006.  Under the terms of such agreement, 3,209,997 pledge shares owned by the Company’s shareholders have become the property of St. George. (See Note 6 in the Notes to the Financial Statements)

Item  4.  (Removed and Reserved)

Item  5.  Other Information

None

Item  6.  Exhibits

10.1
Agreement, dated February 15, 2010 by and between Drinks Americas Holdings, Ltd. and Mexcor, Inc. (Incorporated by reference to the Company’s Form 8-K, filed with the Securities and Exchange Commission on February 16, 2010.)

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of J. Patrick Kenny, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

March 22, 2010

DRINKS AMERICAS HOLDINGS, LTD.

By:	/s/ J. Patrick Kenny
J. Patrick Kenny President, Chief Executive Officer and Chief Accounting Officer