Form 10-K
period 2010-04-30
DRINKS AMERICAS HOLDINGS, LTD
filed 2010-08-13
CIK 873540

SRFF Comments – 8.11.10
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the fiscal year ended April 30, 2010

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

Securities registered under Section 12(g) of the Exchange Act: Common
Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐  No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value held by non-affiliates of the registrant based on the July 31, 2010 closing price was approximately $2,393,931. The registrant had 359,172,755 shares of common stock outstanding at July 31, 2010.

As of July 31, 2010, there were 359,172,755 shares of Common Stock, par value $0.001 per share, outstanding.

DRINKS AMERICAS HOLDINGS, LTD.

FORM 10-K

Explanatory Note

 Unless otherwise indicated or the context otherwise requires, all references below in this annual report on Form 10-K (“Report”) to the “Company”, “us”, “our” and “we” refer to (i) Drinks Americas Holdings, Ltd. (ii) our 100% owned Delaware subsidiary, Drinks Americas, Inc., (iii) our 100% owned Delaware limited liability company, Maxmillian Mixers, LLC, (iv) our 90% owned New York limited liability company, Drinks Global Imports, LLC,  (v) our 100% owned New York Limited Liability Company, DT Drinks, LLC and (vi) our 90% owned Connecticut subsidiary, Olifant U.S.A, Inc. (which we acquired on January 15, 2009).

Cautionary Notice Regarding Forward Looking Statements

Our disclosure and analysis in this Report contain forward-looking statements. Certain of the matters discussed concerning our operations, cash flows, financial position, economic performance and financial condition, including, in particular, future sales, product demand, competition and the effect of economic conditions include forward-looking statements within the meaning of section 27A of the Securities Act of 1933, referred to herein as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, referred to herein as the “Exchange Act”.

Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures, distribution channels, profitability, new products, adequacy of funds from operations and other projections, and statements expressing general optimism about future operating results, and non-historical information, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved.

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

PART 1

ITEM 1.  BUSINESS

HISTORY OF COMPANY

On June 9, 2004, Drinks Americas, Inc. (“DA”) entered into an Agreement and Plan of Share Exchange with Gourmet Group, Inc. (“Gourmet Group”) and the shareholders of DA.  Prior to entering into this share exchange, Gourmet Group was a company pursuing the acquisition of various operating businesses since our sale of Jardine Foods, Inc., our previous operating entity, in May 2002.

As of March 9, 2005, we, as Gourmet Group, issued an aggregate of 42,963,792 shares of our common stock (or 87.28% of the outstanding common stock on a fully-diluted basis) to DA's shareholders, an additional 1,800,000 total shares of our common stock (or 3.66%) to two advisors to DA and a total of 400,000 shares of our common stock (or 0.8%) to the four members of Maxmillian Mixers, LLC, a Delaware limited liability company affiliated with DA ("Mixers") in exchange for all of DA's outstanding common shares and DA’s business. Immediately prior to issuing such shares, Gourmet Group (which had previously been a Nevada corporation), by way of merger merged with and into a newly formed Delaware corporation, thereby becoming a Delaware corporation. Gourmet Group changed its name to Drinks Americas Holdings, Ltd., effectively reverse split its outstanding shares one-for-ten, and authorized up to 1,000,000 shares of "blank check" preferred stock in its new certificate of incorporation. In return for such issuances of shares, we, as Gourmet Group, received all of the outstanding shares of capital stock of DA and all of the membership interests in Mixers. Thus, DA and Mixers became our wholly-owned subsidiaries and the business of those subsidiaries constitutes substantially all of our operations at that time. Prior to the share exchange transaction described above, Maxmillian Partners, LLC ("Partners") owned approximately 99% of the outstanding capital stock of DA and immediately after the share exchange became our majority shareholder. Subsequently, Partners distributed its shares pro rata to its 21 members as part of a plan of liquidation. For financial accounting purposes, this share exchange has been recognized as a reverse merger, and accordingly we changed our fiscal year end from June 30 to DA's year end of April 30th, and all of our historical financial statements prior to the share exchange are those of DA.

Based in Wilton, Connecticut, we were founded in 2002 by an experienced team of beverage, entertainment, retail and consumer product industry professionals, led by J. Patrick Kenny, a former executive at Joseph E. Seagram & Sons. We specialize in the marketing and distribution of premium alcoholic and nonalcoholic beverages with an emphasis on utilizing and leveraging associations with icon entertainers and celebrities.

We develop, produce (primarily through contracts with independent contractors called co-packers), market and/or distribute alcoholic and non-alcoholic beverages for sale primarily in the continental United States and have recently expanded our distribution network to certain international and duty free markets. For the majority of our products we own the trademarks or have developed the formula for a product that we distribute. In other cases we only have the right to distribute the products and have been granted licenses of the trademark to allow us to do so.

We own certain of our products jointly with celebrities, or their affiliates. We refer to all of the products we distribute as “our products”.

Over the past 12 months we have acquired and developed additional brands and distributed existing products, and reallocated marketing support for certain of these brands. Our production capacity is primarily through third party independent contract packers known as “co-packers”. The expansion of our business has been negatively affected by insufficient working capital. As a result, we have regularly made judgments as to inventory levels in general and whether to maintain inventory for any particular product based on available working capital, rather than maintaining the optimum levels required to grow our business. We have tried to focus on the most efficient growth opportunities. We will continue to carefully manage our working capital and focus on brand and business opportunities that we believe offer the most strategic sense and most efficient return on investment.

Our strategy is to take advantage of icon celebrity brands and the strategic relationships our management team has developed throughout their careers. We distribute our products through established distributors, virtually all of which are well known to our management team from prior business dealings with them in the beverage industry. We have expanded the number of distributors we do business with in certain markets where we believe it is appropriate. We have entered into a importing and distribution deal with Mexcor International Wine and Spirits ("Mexcor").  Mexcor is and will continue to be a master distributor to our national network of wine, spirits and beverage distributors. Mexcor purchases our products from us for resale. Our products are produced by independent co-packers, typically, pursuant to our specifications. Our management's relationships with manufacturers, distillers, development/research companies, bottling concerns and certain customers provide the foundation through which we expect to grow our business in the future.

We have assembled, and will attempt to continue to assemble, our premium brands, on a “low cost” basis. We believe acquisition of mid-sized brands and single trademark companies can be accomplished at extremely efficient “price multiples” in relation to their existing volume. We are willing to develop these brands with their original owners on a cooperative economic basis and share with them marketing, production, distribution contacts and other relationships and the sophistication of our management team. We believe that the “skill-set” of our management team is a primary asset in the development of our acquired brands and trademarks. We have acquired products or trademarks from, or entered into ventures with, partners such as Olifant USA, Willie Nelson, Dr. Dre and Interscope Geffen A&M, Trump Org., Wynn Starr Flavors, Inc., Old Whiskey River, LLC, DAS Communications, Rheingold Beer and Marvin Traub Associates. Several of the brands that we have acquired have the strategic advantage of association with “icon” entertainers that provide us efficient promotion and marketing opportunities. Other brands we have acquired such as Olifant have come with distribution intact and critical volume for sales. We believe the public relations impact of our association with these icons and the resulting media opportunities cuts across electronic, social media and print media formats and delivers an exponential impact in building brand awareness and consumer excitement.

We believe that our organizational approach will also minimize the need to invest heavily in fixed assets or factories. Our strategic relationship with Mexcor International Wine and Spirits will allow us to operate with modest overhead and substantially reduce our need for capital on an ongoing basis.

Our major alcoholic beverages are:

•	Olifant Vodka, which is manufactured at the Wenneker Distillery in Holland where it has been manufactured since 1841, and was rated by the New York Times as the second best Vodka in the world;
•	Old Whiskey River Bourbon (R), an award winning small batch 6 year old bourbon (sometimes referred to as "Old Whiskey River ");
•
Trump Super Premium Vodka, also produced in Holland, a product developed by master distiller Jacques de Lat which was awarded a Four Star Highly Recommended Rating from Paul Pacult in a respected spirits journal and received a “90-95”, “Superb Highly Recommended” rating from the respected Wine Enthusiast Magazine in its March 2008 Buying Guide issue;

•	Aguila Tequila, a 100% tequiliana weber blue agave reposado tequila (sometimes referred to as "Aguila"); and
•
Damiana, a Mexican liqueur, which the Company sells through Mexcor, is made from the Damiana root and at times given in Mexican culture as a wedding gift because of its perceived aphrodisiac characteristics.

•
In August 2010, we plan to release Rheingold Beer for distribution in the United States. We will initially concentrate on marketing and distribution in the northeast, predominately in New York City and the surrounding tri-state area of New York, New Jersey and Connecticut.

Our Company is a Delaware corporation, our principal place of business is located at 372 Danbury Road, Suite 163, Wilton, Connecticut 06897 and our telephone number is (203) 762-7000.

STRATEGY

Our long-term business strategy is to expand the sales and distribution of our celebrity and icon alcoholic and non-alcoholic beverage portfolio and to add branded beverage products from the largest and most profitable beverage categories. Our business model and our recent entry into a strategic relationship with Mexcor International Wine and Spirits, Inc. (“Mexcor”), as described below, takes into account the limited working capital available for expansion of our business by leveraging Mexcor's infrastructure and sales support with our brands and to combine that with the impact celebrities have in generating public relations and consumer awareness for our brands across all media platforms at comparatively low cost and investment. Additionally, and separately from our relationship with Mexcor, we plan to release Rheingold Beer for distribution initially focusing in the Metro New York market and eventually throughout the United States.

Key elements of our business strategy include: using our partnership with Mexcor to keep our overhead costs low and support our margins, creating consumer awareness and demand for our brands utilizing our icon brand strategy and the demonstrated ability of celebrities to generate public relations and promotional brand marketing activity at low cost; promoting our relationships within the entertainment industry, such as but not limited to, Interscope Records, and Willie Nelson as well as additional entertainers introduced to us through the relationships we have developed with Interscope Geffen A&M, of Universal Music Group; capitalizing on our distribution relationships with key distributors and having Mexcor selling to a network of national distributors and retail contacts.

On February 11, 2010, the Company signed an agreement with Mexcor International Wine and Spirits, Inc., an importer and distributor for hundreds of high quality brands nationally and internationally. Mexcor has agreed to manage the sourcing, production, importing and distribution of our portfolio of brands nationally. Our Company will continue to focus its efforts on its core business of marketing and building a portfolio of iconic brands as well as developing, coordinating and executing marketing and promotional strategies for its icon brands. We anticipate that the agreement with Mexcor will rapidly and over time drive additional royalty revenues and has already led to the substantial reduction of  our overhead costs.

Specifically, under the terms of the Mexcor agreement, the parties have agreed to a 15-year term. Additionally, the Company has agreed to issue the principal of the business 12 million shares of Company common stock in exchange for consulting services. Mexcor is eligible to receive financial incentives provided the parties deliver and attain certain minimum performance requirements.  Mexcor has agreed to deliver additional new brands to the Company’s brand portfolio, which the parties plan to jointly acquire, develop and market. The agreement with Mexcor has already led to the substantial reduction of our overhead costs. Additionally, we anticipate that the agreement with Mexcor will rapidly, and over time, drive additional royalty revenues.

Since we were founded in 2002, the implementation of our business plan has been negatively effected by the limited amount of working capital available to us and most recently the downturn in the banking and lending industry. Our working capital position improved as a result of our June 2009 Debt Financing and October 2008 Warrant Re-Pricing. We will continue to carefully manage our working capital and focus on our celebrity and icon brand strategy relying on public relations and strategically leveraging our marketing and production partners’ resources and notoriety in order to implement our growth strategy while also focusing on our current brand portfolio.

Beginning with the second quarter of fiscal 2010, we significantly reduced our overhead expenses through decreased administrative support staff and decreased marketing expenditures. The resulting lower payroll and payroll related and travel expenses realized in the second half of fiscl 2010 will continue to be realized into fiscall 2011 and beyond as we continue to refine and restructure our operating business model. Selling general and administrative expenses for the first half of fiscal 2010 total approximately $3,210,000 and for the second half of fiscal 2010 totaled approximately $664,000 a $2,546,000 reduction.

ALCOHOLIC BEVERAGE DISTRIBUTION

We have a key strategic relationship with Mexcor International Wine and Spirits and both through them and independently for certain brands a network of approximately 50 alcohol beverage distributors covering substantially all of the states within the United States. Our distributors buy our products from Mexcor and from Drinks for resale.
The Company has complete national coverage through this network available for its products.

BEER, WINE AND SPIRITS INDUSTRY OVERVIEW

The United States beverage alcohol market consists of three distinct segments:

Beer, wine and distilled spirits. Distilled spirits consist of three primary categories: white goods, whiskey and specialties. White goods, consisting of vodka, rum, gin and tequila, represent the largest category. Vodka is the largest product within the distilled spirits and accounts for 30% of industry volume. As reported by the Distilled Spirits Council, 2009 Industry Review held in New York on February 2, 2010,  despite the recessionary economy, the distilled spirits industry chartered its tenth consecutive year of growth in 2009, with a 2.6% average annual growth rate over the past 10 years.  Spirits volumes grew 1.4% in 2009, while Spirits revenue grew 66% over the past decade with a 5.2%, 10-year average annual growth rate. Spirits volume market share increased in 2009 to 30.2% from 29.7% in 2008; however, spirits revenue market share decreased in 2009 to 32.9% down from 33.1% in 2008. The predominate reason for the decline is because value brands volume share accounted for 40.6%, premium brands volume share accounted for 36.4%, while high-end and super brands combined for the balance at 23%.

Vodka represented 24% of industry revenue at $4.6 billion, and category revenue is up $75 million. Vodka value volume is up 10.7%; premium volume is up 5.0%, and high-end and super volumes are down 2.3% and 5.8%, respectively. Rum revenues increased by 0.8% to 2.2 billion. Tequila revenues increased by $48.5 million. Whiskey, which includes Bourbon, Blends, Canadian, Scotch & Irish, and comprises 28% of industry revenues at $5.3 billion, saw a slight 0.7% decline in overall volume. In summary, slow growth rates are consistent with past recessions industry experience and increased volume share positions the industry for growth when the economy recovers.

Significant consolidation in the global spirits industry has produced five primary large competitors: Diageo, Allied Domecq, Pernod Ricard, Brown-Forman and Bacardi & Company, Ltd.

The overall beer category’s growth slowed in 2009 most likely due to the faltering economy which may have bolstered the lower-price beer segments.  Overall the U. S. beer industry has experienced decreased consumer consumption in 2009. According to the industry-funded Beer Institute, beer shipment volumes fell 2.1% during the first 11 months of 2009, and according to market research firm IBIS World, beer producers revenues declined 2.7% in 2009. Despite the above, one segment of the beer industry that has resisted the recession is craft breweries, increasingly popular for flavorful beers made in smaller batches. According to data from the Nielsen Co., craft breweries sales rose 12.4% in 2009. As customers look for more flavor, diversity and choice, the Company believes its Rheingold Beer product launch fits comfortably into this industry segment.

PRODUCTS, ACQUISTIONS AND ALLIANCES

CELEBRITY AND ICON BASED BRANDS

We are executing a “celebrity and icon” based brand strategy, which we believe will enhance consumer acceptance, lower ongoing marketing costs and strengthen our access to distribution channels. We have entered into several ventures with icon entertainers. Our business model leverages consumer identification with these iconic personalities, leveraging social media platforms to quickly and effectively communicating a brand message. We believe the public relations impact of our association with these icons and the resulting media opportunities cuts across electronic and print media formats and delivers an exponential impact in building brand awareness and consumer excitement.

ALCOHOLIC BEVERAGE PRODUCTS

The alcoholic products distributed by us are Olifant Vodka, Trump Super Premium Vodka, Trump flavored vodka, Old Whiskey River Bourbon, Aguila Tequila, and Leyrat Cognac and Rheingold Beer.

On January 15, 2009, the Company acquired 90% of the capital stock of Olifant U.S.A, Inc. (“Olifant”). Olifant has the worldwide distribution rights (other than Europe) to Olifant Vodka and Olifant Gin which are both produced in Holland. Olifant Vodka, made purely from hand selected Dutch grains, is triple distilled in small batches in the distillery’s original copper potstills and aged for a smooth refreshing finish that is world class.  It is an award-winning spirit with great quality and taste at a price point that is economically attractive in today’s retail environment.

In February 2008, we entered into a joint venture with Grammy Award-winning producer and artist, Dr. Dre. The Company and Dr. Dre have formed the joint venture to identify, develop, and market premium alcoholic beverages. The deal is under the umbrella of the agreement between the Company and Interscope Geffen A&M Records.

In December 2002, we purchased 25% interest in Old Whiskey River Distilling Company, LLC which owns or licenses the related trademarks and trade names associated with the Old Whiskey River products. We hold the exclusive worldwide distribution rights, through December 31, 2017, subject to an indefinite number of five-year renewals, for Old Whiskey River Bourbon which is marketed in association with Willie Nelson, a renowned country western entertainer. Our distribution agreement is subject to certain minimum sales requirements. Old Whiskey River Bourbon has been featured on The Food Channel's Emeril Live as well as Celebrity Food Finds and other television programs. This line of products is available nationally at the Texas Roadhouse Restaurant chain as well as other outlets with specific Willie Nelson promotions. Old Whiskey River is a featured item at Specs chain of liquor stores in Texas. We have developed a marketing plan that focuses on Florida, North Carolina and South Carolina and Texas where Willie Nelsons’ brand image is high and bourbon consumption is significant. The Company is currently promoting Old Whiskey River Red Bandanas and providing autographed guitars for promotion.

We own a 55% interest in the trademark for Aguila Tequila, a premium 100% Blue Agave Tequila, produced by El Viejito distillery in Mexico, which is marketed with its icon label, the North American Eagle. We have the exclusive distribution rights for this product throughout the world except for Mexico. We began distributing this product in November 2003.  We have expanded the selections of Aguila from one sku of Repasado to Silver, Repasado and Anejo selections with distinctive bottle designs for each price selection.

In fiscal year 2005, we entered into a U.S. distribution contract giving us the exclusive sales and marketing rights to Damiana, a Hispanic liquor for the United States market. In 2010 we assigned this agreement to Mexcor in exchange for receipt of an ongoing royalty per case. Since assignment of that contract to Mexcor we have sold approximately 4,000 cases of Damiana. In the United States, Damiana is sold on a national basis in approximately 40 states.  We have introduced point of sale marketing material aimed at expanding consumer brand awareness for Damiana.

In October 2005, we acquired ownership of a long-term license for (188 years) for the Rheingold trademark and other assets related to the Rheingold brand. We believe Rheingold has a significant brand identity and awareness level within the Metro New York and east coast markets. We believe this brand has the potential to be an integral component of our Metro New York distribution base. We plan to produce this product at Lion Brewery Wilkes Barre, Pennsylvania and distribute the brand with Beehive, Phoenix New York, and the Metro New York Heineken Distributor as well as among other distributors.

In November 2005, we signed a license agreement with Trump Mark, LLC to utilize the name “Trump” until November 15, 2013, in connection with super premium vodka. The formula for this product was developed by master distiller Jacq DeLac. Bruni Glass, Italy, designed a proprietary bottle for Trump Super Premium Vodka and Milton Glaser designed a bottle decoration. The product was unveiled at the 2006 Wine and Spirits Wholesalers convention. We launched Trump Super Premium Vodka on October 28, 2006 in the metro New York market. We subsequently expanded distribution to 46 states. The product has been sold through several key distributors including Phoenix Distribution. Trump Super Premium Vodka was awarded a Four Star Highly Recommended Rating from Paul Pacult in a respected spirits journal and received a “90-95”, “Superb Highly Recommended” rating from the respected Wine Enthusiast Magazine in its March 2008 Buying Guide issue; Trump Flavored Vodka, which we began selling in February 2008, are crafted at the Wanders Distillery in Holland, is comprised of Trump Premium Citron, Grape, Orange, and Raspberry, distilled with all natural fruit flavors combined with the award-winning Trump Super Premium Vodka with Trump Grape Vodka receiving Best in Show Platinum Medal at the prestigious World Spirits and Beverage Competition  in Geneva, Switzerland.

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

We have entered into agreements with DAS Communications, Ltd. and Shep Gordon of Alive Enterprises. Both David Sonenberg, who controls DAS Communications, Ltd., and Shep Gordon are our shareholders. We have also entered into a joint venture (50% each) with Interscope Geffen A&M, of Universal Music Group, to commercialize and market jointly owned alcoholic and non alcoholic beverage products in collaboration with artists under contract with Interscope Geffen A&M. Our relationship with Shep Gordon has resulted in agreements with country music “icon” Willie Nelson and access to various culinary icons and introductions to other promotional resources.  Although   our agreement with Mr. Gordon, which we entered into in December 2002, terminated in June 2009 we believe he will continue to be an advisor to us.

TRADEMARK DEVELOPMENT RESOURCES

In March 2002, we entered into a consulting agreement with Marvin Traub, former Chief Executive Officer of the Bloomingdales' department store chain, and an expert in trademark development. While Mr. Traub’s consulting agreement ended effective April 30, 2010, Mr. Traub continues to serve on our Board of Directors and provides ongoing advice and marketing expertise to us.

MARKETING, SALES AND DISTRIBUTION

MARKETING

Our marketing plan is based upon our strategy of icon branding. We successfully launched Trump Super Premium Vodka by using the public relations activity across numerous media platforms to generate a high level of brand awareness and consumer interest. This model has also been used for Old Whiskey River Bourbon and Paul Newman’s Sparkling Fruit Beverages and now for our Olifant Vodka. Our marketing and pricing policies and programs take into consideration competitors' prices and our perception of what a consumer is willing to pay for the particular brand and product in the retail environment. Our goal is to competitively price our products with the other comparable premium brands and provide a higher quality product at the selected price points. We believe our Icon strategy supports category premium pricing.

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

SALES

Our products are sold predominantly under our agreement with Mexcor in the continental United States primarily in the beverage sections of liquor stores, grocery stores, drug stores, convenience stores, delicatessens, sandwich shops and supermarkets. In return, Mexcor pays us a royalty. Many of our beverage products are sold nationally and our distribution model, depending on the product, includes several national and regional chains, for example, our products have been sold at Ralphs in California, and Walgreen's, ABC Liquor, Albertsons and various other retail chains. Old Whiskey River is sold nationally at Texas Roadhouse and at Specs in Texas. We plan to sell Rheingold Beer directly through our distributor network.

DISTRIBUTION

On February 11, 2010, the Company signed an agreement with Mexcor, Inc., an importer and distributor for hundreds of high quality brands nationally and internationally. Mexcor has agreed to manage the sourcing, importing and distribution of our portfolio of brands nationally. Our Company will continue to focus its efforts on its core business of marketing and building a portfolio of iconic brands as well as developing, coordinating and executing marketing and promotional strategies for its icon brands. We anticipate that the agreement with Mexcor will rapidly drive additional royalty revenues and substantially reduce our overhead costs. Rheingold Beer will be sold directly by Drinks Americas to a network of beer wholesalers and is excluded from our agreement with Mexcor.

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

We sell the majority of our products through our distribution network, and we currently have relationships with approximately 50 independent distributors throughout North America. Through Mexcor, our distribution partner pursuant to our agreement with Mexcor described above, our policy is to grant our distributors rights to sell particular brands within a defined territory. Our distributors buy our products from us for resale. We believe that substantially all of our distributors also carry beverage products of our competitors. Our agreements with our distributors vary; we have entered into written agreements with a number of our top distributors for varying terms; most of our other distribution relationships are oral (based solely on purchase orders) and are terminable by either party at will.

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

PRODUCTION

CONTRACT PACKING ARRANGEMENTS

We currently use independent contract packers known as “co-packers” to prepare, bottle and package our products. Currently, our primary contract packers are, Wenneker Distilleries  in Holland, Francis Abecassis in Cognac France, Heaven Hill Distilleries in Kentucky, Cold Spring Brewing Company in Minnesota, Tequila El Viejito S.A. in Guadalajara, Mexico, and Damiana S.A. Mexico. We have an option to acquire WV Wanders production facility in Holland. WV Wanders has produced Trump Super Premium Vodka and Trump Flavors. In the event our relationship with any of our co-packers is terminated, we believe we could replace the co-packer with another of comparable quality; however, in such, case our business would be disrupted until a replacement co-packer was identified and commenced production.

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

RAW MATERIALS

Substantially all of the raw materials used in the preparation, bottling and packaging of our products are purchased by us or by our contract packers in accordance with our specifications. Typically, we rely on our contract packers to secure raw materials that are not unique to us. The raw materials used in the preparation and packaging of our products consist primarily of spirits, flavorings, concentrate, glass, labels, caps and packaging. These raw materials are purchased from suppliers selected by us or in concert with our co-packers or by the respective supplier companies. Bottle production for Trump Super Premium Vodka and Trump flavored vodka transferred to China at the end of fiscal 2008. We consider World Enterprises Sino, Ltd, which now supplies the bottles for Trump Super Premium Vodka, to be significant suppliers of raw materials because they supply specialty products. We believe that through our Mexcor Agreement and our own beer brewing resources we have adequate sources of raw materials, which are available from multiple suppliers.

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

For every run of product, our contract packers undertake extensive on-line testing of product quality and packaging. For our non-alcoholic products this includes testing levels of sweetness, carbonation, taste, product integrity, packaging and various regulatory cross checks. Similar product testing is done on our wines and spirits. For each product, the contract packer must transmit all quality control test results to us upon request. We believe that working in concert with our internal management, the food scientist resources Wynn Starr Flavors, and the in-house quality control mechanisms of our winery and distillery partners assure that our standards are at least equal to those established in the industry.

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

GOVERNMENT REGULATION

The production and marketing of our licensed and proprietary alcoholic and non alcoholic beverages are subject to the rules and regulations of various Federal, provincial, state and local health agencies, including in particular the U.S. Food and Drug Administration (“FDA”) and the U.S. Alcohol and Tobacco Tax and Trade Bureau (“TTB”). The FDA and TTB also regulate labeling of our products. From time to time, we may receive notification of various technical labeling or ingredient reviews with respect to our products. We believe that we have a compliance program in place to ensure compliance with production, marketing and labeling regulations on a going-forward basis. There are no regulatory notifications or actions currently outstanding.

TRADEMARKS, FLAVOR CONCENTRATE TRADE SECRETS AND PATENTS

We own a number of trademarks, including, in the United States, “Drinks Americas” (TM), “Olifant” (TM), “Cohete” (TM), “Swiss T”(TM), “Screaming Monkey” (TM) and “Aguila” (TM), Casa BoMargo (TM). Trademarks have been filed and pending with no opposition for Drinks Americas (TM), “Monte Verde”(TM) and “Corcovado”(TM). In addition, we have trademark protection in the United States for a number of other trademarks for slogans and product designs, including “The Rooster Has Landed”(R), “Party Harder”(TM), Success Distilled (TM) and The World's Finest Super Premium Vodka (TM).

We also own, indirectly as a member of a limited liability company, an interest in the "Old Whiskey River" trademark. We also license the Rheingold trademark. We also have a license from Trump Mark, LLC to use the Trump trademark in the marketing and sale of Trump Super Premium Vodka and Trump flavors.

In November 2005, we entered into an eight-year license agreement for sales of Trump Super Premium Vodka. Under the agreement the Company is required to pay royalties on sales of the licensed product. The agreement requires minimal royalty payments through November 2012 which if not paid could result in termination of the license.  We are currently in default under the terms of its license agreement with Trump Marks LLC. The licensor has the right to terminate the license, but at present has not formally asserted that right. We are under a non documented arrangement with the licensor who continues to sell the product. The Company and the licensor are currently in discussion to amend the agreement under mutually beneficial terms.

Under our license agreement for Old Whiskey River, we are obligated to pay royalties of between $10.00 and $33.00 per case, depending on the size of the bottle. Our Rheingold license requires us to pay the licensor $3.00 per barrel for domestic sales and $10.33 for foreign sales. Under our license agreement for Damaina Liqueur we are obligated to pay $3.00 per case thereafter. Under our license agreement with Aguila Tequila we are obligated to pay $3.00 per case.

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

EMPLOYEES

We have four full-time employees and two independent contractors working for us. No employee is represented by a labor union. The independent contractors have executed contracts with us.

ITEM 1A. RISK FACTORS

 An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below as well as other information provided to you in this prospectus, including information in the section of this document entitled “Forward Looking Statements.” The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment.

Risks Related to our Business

WE ARE A DEVELOPING COMPANY AND OUR PROSPECTS MUST BE CONSIDERED IN LIGHT OF OUR SHORT OPERATING HISTORY AND SHORTAGE OF WORKING CAPITAL

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

Our ability to establish a market for our brands and products in new geographic distribution areas, as well as maintain and expand our existing markets, is dependent on our ability to establish and maintain successful relationships with reliable independent distributors strategically positioned to serve those areas. Many of our larger distributors sell and distribute competing products, including non-alcoholic and alcoholic beverages, and our products may represent a small portion of their business. To the extent that our distributors are distracted from selling our products or do not expend sufficient efforts in managing and selling our products, our sales will be adversely affected. Our ability to maintain our distribution network and attract additional distributors will depend on a number of factors, many of which are outside our control. Some of these factors include: (i) the level of demand for our brands and products in a particular distribution area; (ii) our ability to price our products at levels competitive with those offered by competing products; and (iii) our ability to deliver products in the quantity and at the time requested by distributors.

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

If any of our primary distributors were to stop selling our products or decrease the number of cases purchased, our revenues and financial results could be adversely affected. There can be no assurance that, in the future, we will be successful in finding new or replacement distributors if any of our existing significant distributors discontinue our brands, cease operations, file for bankruptcy or terminate their relationship with us.  AH Wanders NV has historically been the producer of Trump Vodka in Holland for Drinks Americas. In the first calendar quarter of 2010 Wanders who manufactures a number of products in Holland, entered bankruptcy proceedings in Holland and is in recievership. There is sufficient inventory in the United States to meet the current rate of sales and there are a number of Distilleries currently bidding for the business. The recipe for Trump Vodka remains with Drinks as does access to Trump glass bottles. The closure of Wanders is not expected to impact Drinks Trump business.

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

WE NEED TO EFFECTIVELY MANAGE OUR GROWTH AND THE EXECUTION OF OUR BUSINESS PLAN. ANY FAILURE TO DO SO WOULD NEGATIVELY IMPACT OUR RESULTS.

To manage operations effectively, we must improve our operational, financial and other management processes and systems. We have a small staff and our success also depends on our ability to maintain high levels of employee efficiency, to manage our costs in general and administrative expense in particular, and otherwise to efficiently execute our business plan. We need to cost-efficiently add new brands and products, develop and expand our distribution channels, and efficiently implement our business strategies. There are no assurances that we will be able to effectively and efficiently manage our growth. Any inability to do so could increase our expenses and negatively impact the results of our operations.

OUR INDEPENDENT AUDITORS’ REPORT INCLUDES AN EMPHASIS OF MATTER PARAGRAPH STATING THAT THERE IS A SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Because we have incurred significant losses from operations since inception, our auditor included in its report for the years ended April 30, 2010 and 2009, an emphasis of matter paragraph in its independent auditors’ report stating that there is a substantial doubt about our ability to continue as a going concern. If we continue to generate significant losses we may not be able to continue as a going concern.

THE LOSS OF KEY PERSONNEL WOULD DIRECTLY AFFECT OUR EFFICIENCY AND ECONOMIC RESULTS.

We are dependent upon the creative skills and leadership of our founder, J. Patrick Kenny, who serves as our President and Chief Executive Officer and upon the management, financial and operational skills of Jason Lazo, our Chief Operating Officer. The loss of the services of either Mr. Kenny, or Mr. Lazo could have a material adverse affect on our business and operations, including our ability to develop and execute a long-term, profitable business plan. Due to inadequate working capital, we have often not paid agreed upon compensation to our employees and independent contractors.  We expect to timely pay our employees and independent contractors in the future; however, if we fail to do so, there can be no assurance they will continue to render services to us.

Our management team consists of several key executives and we also rely on several key distribution, marketing and financial personnel who provide services to us as independent contractors. In order to manage and operate our business successfully in the future, it will be necessary to further strengthen our management team. The hiring of any additional executives will increase our compensation expense. We may not have sufficient working capital to be able to do so.

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

Certain of our products, including products for which we have acquired distribution rights, adopt the name of a single personality or celebrity, or are associated with a single personality or celebrity, such as Willie Nelson, Donald Trump, and Dr. Dre. Therefore, any reduction of notoriety or any damage to the reputation of any such personality will correspondingly damage the associated product and could have a material adverse effect on the results of our operations.

Risks Relating to our Industry

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

The beverage industry is highly competitive. We compete with other beverage companies, most of which have significantly more sales and significantly more resources, giving them significant advantages in gaining consumer acceptance for their products, access to shelf space in retail outlets and marketing focus by our distributors, all of whom also distribute other beverage brands. Our products compete with all beverages, most of which are marketed by companies with greater financial resources than what we have. Some of these competitors are or will likely in the future, place severe pressure on our independent distributors not to carry competitive alternative brands such as ours. We also compete with regional beverage producers and "private label" suppliers. Some of our alcoholic competitors are Diageo, Pernod Ricard, Castle Brands, Brown-Furman and Bacardi & Company, Ltd. Some of our direct competitors in the alternative beverage industry include Cadbury Schweppes (Snapple, Stewart, Nantucket Nectar, Mystic), Thomas Kemper, Boylans and Hansens. Competitor consolidations, market place competition, particularly among branded beverage products, and competitive product and pricing pressures could impact our earnings, market share and volume growth. If, due to such pressure or other competitive phenomena, we are unable to sufficiently maintain or develop our distribution channels, or develop alternative distribution channels, we may be unable to achieve our financial targets. As a means of maintaining and expanding our distribution network, we intend to expand the market for our products, and introduce additional brands. However, we will require financing to do so. There can be no assurance that we will be able to secure additional financing or that other companies will not be more successful in this regard over the long term. Competition, particularly from companies with greater financial and marketing resources than those available to us, could have a material adverse effect on our existing markets, as well as our ability to expand the market for our products.

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

Risks Related to our Common Stock

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

A LARGE NUMBER OF SHARES OF COMMON STOCK WILL BE ELIGIBLE FOR FUTURE SALE AND MAY DEPRESS OUR STOCK PRICE.

Our shares that are eligible for future sale may have an adverse effect on the price of our stock. As of July 31, 2010, there were approximately 359,172,755 shares of our common stock outstanding. In connection with December 2007 private placement, we  issued 5,000,000 shares of common stock, 11,000 shares of our Series A Preferred Stock, which is convertible into 31,428,571 shares of our common stock and warrants to acquire 600,000 shares of our common stock. A significant percent of these shares may become eligible to be traded.  Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then current market price of the common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

YOUR OWNERSHIP INTEREST, VOTING POWER AND THE MARKET PRICE OF OUR COMMON STOCK MAY DECREASE BECAUSE WE HAVE ISSUED, AND MAY CONTINUE TO ISSUE, A SUBSTANTIAL NUMBER OF SECURITIES CONVERTIBLE OR EXERCISABLE INTO OUR COMMON STOCK.

We have issued common stock, warrants, options and convertible notes to purchase our common stock to satisfy our obligations and fund our operations and reward our employees. In the future we may issue additional shares of common stock, options, warrants, preferred stock or other securities exercisable for or convertible into our common stock to raise money for our continued operations. We continue to seek additional investors. If additional sales of equity occur, your ownership interest and voting power in us will be diluted and the market price of our common stock may decrease.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease 2,739 square feet of office in Wilton, Connecticut under an operating sublease which will expire September 30, 2011, with base annual rent payments of approximately $36,000 through September 30, 2011.  Under our lease, we are also responsible for our pro rata share of real estate tax increases. We believe our leased premise is  suitable and adequate for our use and adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

In June 2009, Richard Shiekman, a former employee of the Company, filed an application for prejudgment remedy against the Company and our Chief Executive Officer in Superior Court of Connecticut, Judicial District of Fairfield (Docket Number CV 09 4028895 S). The plaintiff seeks $127,250 of unpaid wages and commissions and, $1,500 for reimbursement of expenses. The maximum exposure to the Company and our CEO is approximately $260,000 for double damages plus attorneys’ fees and costs. The Company believes that the claims made by the plaintiff are false and plans to vigorously defend this suit.  In addition, the Company plans to commence a countersuit for damage and theft of services.  As of November 30, 2009, we pledged 10,325,000 shares of Company common stock in lieu of a prejudgment remedy that the Plaintiff had sought against the Company and its Chief Executive Officer. In 2009, as a matter of public record the former employee was arrested and charged with alleged theft of Company property. Mr. Shiekman has filed suit in court and the Company intends to vigorously defend against this claim.

In October 2009, James Sokol, a former salesperson for the Company, filed suit against the Company and its Chief Executive Officer in the Superior Court for the Judicial District of Fairfield (Docket Number CV 09 5027925 S) claiming unpaid compensation of $256,000.  The maximum exposure to the Company and our CEO was approximately $520,000 for double damages plus attorney's fees and costs.  The Company believed that the claims made by the plaintiff were false and  vigorously defended this suit.  As of November 30, 2009, we pledged 15,000,000 shares of Company common stock in lieu of a prejudgment remedy that the Plaintiff had sought against the Company and its Chief Executive Officer.

On July 12, 2010, the Company and Mr. Sokol reached a settlement of the suit pursuant to which Mr. Sokol withdrew the suit on July 16, 2010 and thereafter returned the 15,000,000 shares of the Company common stock to the Company.

In February 2009, Vetrerie Bruni S.p.A (“Bruni”), the company that has the patent to the Trump Vodka bottle design, filed a complaint against us in the U.S. District Court, Southern District of New York for alleged breach of contract and sought $225,000 for alleged past due invoices and royalties. The Company filed a counterclaim. In October 2009, the case was settled, whereby we agreed to pay Bruni $150,000 in settlement of all claims. The settlement amount was to be paid in monthly installments of $12,500 beginning February 15, 2010. This settlement resulted in the reduction of the Company’s annual glass royalty obligation and a settlement of the outstanding balance the Company owed Bruni. In conjunction with the legal settlement, the Company has accrued $150,000, payable in installments over 12 months from February 2010 forward which if paid in full by August 2010 reverts to the amount of $120,000 in satisfaction of the outstanding balance. As of April 30, 2010, the outstanding unpaid balance was $125,000. Additionally, the annual royalty going forward has been lowered by as much as 75% depending on utilization levels. The Company has made timely payments through July 2010 to satisfy the settlement and plans to continue to do so.

In June 2009, Liquor Group Wholesale, Inc. (“Liquor Group”) a company which provided distribution services for us in several states filed a claim for damages against us in Duval County Florida for alleged damages including breach of contract and is seeking  damages. It is the Company’s opinion that the claim arose out of our termination of the agreements we had with them for their nonperformance, failure of the plaintiff to accurately report sales to the Company and their withholding of information required by the agreements. The Company filed a counterclaim of $500,000 for damages against Liquor Group and has denied their claimed breach of contract claim previously made against it.  The Company contends that it is owed money by Liquor Group under the agreements. There is currently pending an arbitration before the American Arbitration Association involving the dispute between Liquor Group and Drinks Americas. A final arbitration hearing was been scheduled for June 22, 2010, in Jacksonville, Florida. Liquor Group Wholesale, Inc. and/or Liquor Group Holdings, LLC sought arbitration on a breach of contract claim asserting damages in excess of $1,100,000. The claim was filed against Drinks Americas Holding Limited, not Drink Americas, Inc., the contracting party. Drinks America, Inc. has counter claimed against the initial Liquor Group claimants, and has included several other Liquor Group entities because of the considerable confusion Liquor Group has created through the use of multiple entities with the same or virtually identical names. The counterclaim is for $500,000 and includes claims concerning breach of contract, civil conspiracy, fraudulent concealment and civil theft.  Liquor Group has been authorized to conduct certain limited discovery concerning Drinks Americas’ civil conspiracy, fraudulent concealment and civil theft claims and the parties were scheduled to exchange witness lists on April 23rd and exhibit lists on May 14th and to file prehearing briefs on June 8th. The arbitration was suspended by the Arbitrator due to Liquor Group’s failure to pay all appropriate fees or deposits by May 24, 2010. The Arbitrator gave an extension of time until June 10, 2010 for all fees and deposits to be paid, which deadline Liquor Group again missed. The Company has duly paid all fees and deposits and is fully prepared to go forward with the arbitration. The Arbitrator extended the deadline again for the Liquor Group to complete its filing and payment of past due fees to July 30th a deadline which the Liquor Group then missed again. Liquor Group has since notified the Arbitrator that until such date is reset  it does not intend to make payment.

In December 2009, Niche Media, Inc., an advertising vendor, filed suit against the Company in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk (Docket Number FST-CV09-6002627-S) claiming unpaid invoices for the approximate amount of $300,000.  The Company believes that it has defenses to this action and is attempting to reach a resolution.

Socius CG II, Ltd., (“Socius”), a creditor of the Company due to the purchase of various claims from various creditors of the Company, filed a complaint against the Company for breach of contract to recover on the claims against the Company on June 18, 2010 in the Supreme Court of the State of New York. On July 29, 2010, we entered into a settlement agreement with Socius pursuant to which we agreed to issue 38,800,000 shares of our common stock in exchange for satisfaction of the claim for $334,006. This settlement agreement required court approval before the issuance of such stock because it involved the payment of the settlement in the form of the Company’s common stock in reliance upon the Section 3(a)(10) exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended. On July 30, 2010, a Notice of Motion for Court Order Approving Stipulation for Settlement of Claims was submitted to the court, which moved for an order to enforce the terms of our proposed settlement with Socius. The court ultimately approved the settlement agreement and the issuance of the 38,800,000 shares to Socius as exempt from registration pursuant to the Section 3(a)(10) registration exemption.

Other than the items discussed above, we believe that the Company is currently not subject to litigation, which, in the opinion of our management, is likely to have a material adverse effect on us.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SERCURITIES AND SMALL ISSUER PURCHASE OF EQUITY SECURITIES

MARKET INFORMATION

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

Year Ending, April 30, 2009	High	Low
First Quarter, July 31, 2008	$0.31	$0.22
Second Quarter, October 31, 2008	$0.35	$0.21
Third Quarter, January 31, 2009	$0.26	$0.15
Fourth Quarter, April 30, 2009	$0.26	$0.14

Year Ending, April 30, 2010	High	Low
First Quarter, July 31, 2009	$0.20	$0.12
Second Quarter, October 31, 2009	$0.16	$0.04
Third Quarter, January 31, 2010	$0.05	$0.01

Fourth Quarter, April 30, 2010	$0.04	$0.0105

Year ending April 30, 2011
First Quarter, July 31, 2009	$0.015	$0.006

HOLDERS

As of July 31, 2010, there were approximately 359,172,755 shares of our common stock outstanding, which were held of record by approximately 660 stockholders, not including persons or entities that hold the stock in nominee or "street" name through various brokerage firms. Further, as of July 31, 2010, there were five stockholders of record of our Preferred Stock.

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

Holders of our Series B Preferred Stock are entitled to receive dividends which will accrue in shares of Series B Preferred Stock on an annual basis at a rate equal to 10% per annum from the issuance date.  Accrued dividends will be payable upon redemption of the Series B Preferred Stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On April 13, 2010, the Company filed a registration statement on Form S-8 and registered  30,000,000 shares issuable under the 2010 Stock Incentive Plan (the “2010 Plan”).  Subsequent to April 30, 2010, the Company has issued a total of 5,547,717 shares of Company common stock under the plan as compensation for legal and marketing services at a fair value of $50,346 and 24,452,283 shares remain available for future issuance under the 2010 Plan.

On November 6, 2009, the Company filed a registration statement on Form S-8 and registered  20,000,000 shares issuable under the 2009 Stock Incentive Plan (the “2009 Plan”).  The Company has issued a total of 13,597,353 shares of Company common stock under the plan as compensation for legal and marketing services as of April 30, 2009 at a fair value of $ 316,450 which vested immediately upon grant. Additionally, 5,740,092 were issued subsequent to year end as compensation for legal and marketing services at a fair value of $ 65,667 and 662,555 shares remain available for future issuance under the 2009 Plan.

In January 2009, the Company’s shareholders approved the 2008 Stock Incentive Plan (the “2008 Plan”) which provides for awards of incentives of non-qualified stock options, stock, restricted stock and stock appreciation rights for its officers, employees, consultants and directors in order to attract and retain such individuals and to enable them to participate in the long-term success and growth of the Company. Under the 2008 Plan, 10,000,000 common shares were reserved for distribution, of which 9,275,000 have been issued and 725,000 remain available for future issuance. Of this amount, 450,000 shares issued to employees were subsequently canceled when the employees terminated their service with the Company. Stock options granted under the Plan are granted with an exercise price at or above the fair market value of the underlying common stock at the date of grant, generally vest over a four year period and expire 5 years after the grant date.

On November 9, 2009, the Company granted 3,500,000 shares under the 2008 Plan at fair value of $132,000 to several consultants, which vested immediately upon grant, as compensation for legal and marketing services.

On March 12, 2009, the Company granted an aggregate of 5,775,000 options under its 2008 Stock Incentive Plan to various employees, the directors of the Company, and to two consultants to the Company.  The exercise price of the options granted to employees,  directors, and one of the consultants was at the market value (other than those issued to our CEO which was at a 10% premium to the market value) of the underlying common stock at the date of grant. The exercise price of the options granted to the other consultant, $0.35, was above the fair market value of the underlying common stock at the date of grant. The value of the options on the date of grant was calculated using the Black-Scholes formula with the following assumptions: risk free rate-2%, expected life of options –5 years, expected stock volatility -67%, expected dividend yield -0%. The Company issued an aggregate of 4,175,000 options to purchase shares of its common stock to its employees including 2,500,000 to its CEO, 500,000 to its COO and 300,000 to its former CFO.

These options granted to employees of the Company vest over a four year period and expire five years after the grant date. The cost of the options, $375,750, is expected to be recognized over the four year vesting period of the non-vested options.  The options awarded to the directors of the Company (1,000,000) and the consultants (600,000) at fair value of $129,000 vested immediately on the grant date.

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

A summary of the options outstanding under the Plan as of April 30, 2010 and 2009 is as follows:

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,775,000	$0.18	-0-	$-
Granted	17,097,353	0.03	5,775,000	0.18
Forfeited	(450,000)	0.16	-	-
Outstanding at end of period	22,422,353	$0.06	5,775,000	$0.18
Exercisable at end of period	19,628,603	$0.05	1,600,000	$0.22
Weighted average fair value of grants during the period		$0.03		$0.09

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing  the following weighted average assumptions:

	2010	2009
Risk-free rate	2.0%	2.0%
Expected option life in years	5.0	5.0
Expected stock price volatility	67%	67%
Expected dividend yield	0%	0%

Also on March 12, 2009, the Company granted 1,175,000 shares of its common stock under the Plan to several of its employees as consideration for past services they have performed for the Company. The value of the stock on the date of grant aggregated $188,000 which is  included in selling, general and administrative expenses for the year ended April 30, 2009 and accrued expense as of April 30, 2009 as none of these shares were issued as of that date.  Of these, an aggregate of 750,000 shares were issued in June 2009.

RECENT SALE OF UNREGISTERED SECURITIES

Set forth below are descriptions of all equity securities of the Company sold by us during the fiscal year ending April 30, 2010 that were not registered under the Securities Act of 1933, as amended, and have not previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

On July 22, 2009, we issued 2,325,000 shares of our common stock as treasury shares and pledged the shares in lieu of a prejudgment remedy that the Plaintiff had sought against the Company and its Chief Executive Officer.  (See Note 16 - Commitments and Contingencies).

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

On August 4, 2009 and on September 29, 2009, the Company issued the note-holder 200,000 and 400,000 shares of its common stock, respectively, as payment of interest on the note with values of $28,000 and $32,000, respectively. In addition, as consideration for extending the note the Company issued the lender 286,623 shares of Company common stock which had a value of $42,992 on March 1, 2009.

On November 23, 2009, the Company issued 400,000 shares of common stock which had a value of $12,000 in satisfaction of interest payable on the note described above. As of April 30, 2010 and 2009, the unamortized balance of the 286,623 shares issued was $-0- and $30,710, respectively, which is included in Other Current Assets on the accompanying balance sheets.

On November 9, 2009, the Company issued an unsecured $100,000 convertible note that matures on November 9, 2010. Interest accrues at a rate of 12.5% per annum and is payable quarterly. At the option of the note holder, interest can be paid in either cash or shares of Company common stock based on the convertible note’s $0.06 conversion price. As additional consideration, the Company granted the note holder 250,000 shares of the Company’s common stock and agreed to register the shares by January 8, 2010 or pay to the note holder as damages additional shares of the Company’s common stock equal to 2.0% of the common shares issuable upon conversion of the convertible note. The Company also granted the note holder piggyback registration rights. On June 28, 2010, the Company issued the note holder 133,333 shares of  common stock as damages for failing to timely register the 250,000 common shares. As of April 30, interest expense of $6,061 was accrued on the note and paid on June 30, 2010. On November 9, 2009, the Company issued the 250,000 shares valued at $10,000 which the Company deemed a loan origination fee. As of April 30, 2010, $5,222 has been recorded as a deferred charge on the balance sheet and $4,778 has been amortized to interest expense.

On November 9, 2009, an investor purchased a $309,839 past due Company Note. On November 13, 2009, the Company exchanged the past due Company Note for a new $447,500 Convertible Promissory Note. The new convertible promissory note is convertible at the note holder’s option using a conversion price based on the prevailing market prices. As of April 30, 2010, the Company issued the note holder a total of 29,851,365 shares of Company common stock in satisfaction of conversions of note principal and interest expense of $7,928.

On November 17, 2009, the Company issued a total of 12,003,720 shares of Company common stock to certain officers and directors as a replacement for the shares they pledged pursuant to a financing transaction (including 8,000,000 to our CEO; 906,000 to our COO and an aggregate of 3,097,720 among our three directors.

On November 17, 2009, the Company issued 23,000,000 shares of Company common stock, to be held in treasury, as they are pledged in lieu of prejudgment remedies on two litigation matters. (See Note 16. Commitments and Contingencies – Litigation).

On November 18, 2009, the Company retained a business advisory consultant and agreed to issue 2,000,000 shares of Company Common Stock in exchange for consulting services, which shares the Company issued on March 10, 2010.

On December 10, 2009 we issued 15,664 shares of its common stock to a director for reimbursement of expenses.

On December 11, 2009 we issued 50,000 shares of common stock to an employee as a bonus for services performed. The value of the stock issued aggregated $8,000.

On December 12, 2009 our CEO converted $10,000 of deferred compensation into 28,571shares of common  stock at a price of $0.35 per share.

On January 11, 2010, pursuant to the previously noted financing transaction, the Company issued  to those individuals who pledged their shares, 0.5 shares of Company stock for each share pledged, which aggregated 6,001,860 shares (including 4,000,000 to our CEO; 453,000 to our COO and an aggregate of 1,548,860 to our three directors). The 6,001,860 shares had an approximate fair value of $240,074 on January 11, 2010, the issuance date, which amount is recorded in common stock and additional paid in capital in the accompanying balance sheet as of April 30, 2010.

On February 11, 2010, in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert $108,375 of the outstanding balance of the Debenture in exchange for 8,500,000 shares of our common stock. (See Note 6 – Note Receivable).

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

On March 4, 2010, we granted 2,000,000 shares of Company common stock under the 2009 Plan to a financial consultant in satisfaction of payment for a $40,000 note payable.

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

On March 11, 2010, in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert $100,000 of the outstanding balance of the Debenture in exchange for 7,058,824 shares of our common stock.  (See Note 6 – Note Receivable).

On March 25, 2010, in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert $120,000 of the outstanding balance of the Debenture in exchange for 6,493,506 shares of our common stock.  (See Note 6 – Note Receivable).

On April 12, 2010, in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert $125,000 of the outstanding balance of the Debenture in exchange for 8,858,965 shares of our common stock.  (See Note 6 – Note Receivable).

On April 14, 2010, in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert $121,625 of the outstanding balance of the Debenture in exchange for 8,668,924 shares of our common stock.  (See Note 6 – Note Receivable).

On April 28 and 29, 2010, the Company issued 1,763,667 shares of common stock in satisfaction of $264,550 of director fees, consulting fees and $130,000 of the Chief Executive Officer’s past-due salary and 9,838,793 warrants in satisfaction of $506,243 of director fees and consulting fees.

In connection with the June 18, 2009 Drinks Debenture financing, (See Note 6 – Note Receivable) we agreed to issue to the Placement Agent, warrants to acquire 5% of the shares of our common stock which we would deliver in response to Share Repayment Requests made by the Investor (described above in Note 6), at an exercise price equal to the Market Price related to the shares delivered in response to the Share Repayment Request (the "Placement Agent Warrants"). The Placement Agent Warrants are exercisable for a five year period, will contain cashless exercise provisions as well as anti-dilution provisions in the case of stock splits and similar matters.

In March 2010, the Company delivered to the Placement Agent, in aggregate, 4,674,126 Placement Agent Warrants as follows:

•	effective February 24, 2010, a warrant to purchase 425,000 shares of Company common stock at an exercise price of $0.01594;
•	effective February 11, 2010, a warrant to purchase 2,000,000 shares of Company common stock at an exercise price of $0.001;
•	effective January 15, 2010, a warrant to purchase 1,000,000 shares of Company common stock at an exercise price of $0.00625;
•	effective December 30, 2009, a warrant to purchase 681,818 shares of Company common stock at an exercise price of $0.01375;
•	effective August 28, 2009, a warrant to purchase 192,308 shares of Company common stock at an exercise price of $0.065;
•	effective June 19, 2009, a warrant to purchase 250,000 shares of Company common stock at an exercise price of $0.09375; and
•	effective June 19, 2009, a warrant to purchase 125,000 shares of Company common stock at an exercise price of $0.4375.

The fair value, in the aggregate, of the warrants determined using Black-Scholes valuation model was determined to be $101,864 at the dates of grant and is recorded as deferred financing costs a long-term asset on the balance sheet and additional paid in capital. The warrants are being amortized over 5 years and as of April 30, 2010, $10,172 has been expensed.

In connection with the foregoing transactions, the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the SEC under the Securities Act and/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The issuances were made to a limited number of persons, all of whom were “accredited investors,” and transfer of the securities was restricted in accordance with the requirements of the Securities Act.

PURCHASES OF EQUITY SECURITIES BY THE ISSUED AND AFFILIATED PURCHASERS

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

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

RESULTS OF OPERATIONS

Year ended April 30, 2010 compared to year ended April 30, 2009

Net Sales: Net sales were approximately $890,000 for the year ended April 30, 2010 compared to net sales of approximately $2,478,000 for the year ended April 30, 2009, a decrease of 64%. As we announced previously, our significant sales decrease is predominantly due to insufficient working capital. Although we expect that our working capital position will benefit from our June 2009 sales of our debentures, our August 2009 agreement relating to our Series B Preferred Stock and our February 2010 Agreement with Mexcor, our business continued to be effected by insufficient working capital. We will need to continue to manage carefully our working capital and our business decisions will continue to be influenced by our working capital requirements. Lack of liquidity continued to negatively affect our business and curtail the execution of our business plan in Fiscal 2010.

Subsequent customer orders and demand indicate, that with adequate working capital, our recent distribution and importation agreement entered into on February 2010 with Mexcor, Inc., sales of our products have increased in the first quarter of Fiscal 2011 and should continue to improve.

Trump Super Premium Vodka sales aggregated $204,000, which accounted for approximately 24% of total dollar sales for the year ended April 30, 2010. For the year ended April 30, 2009, Trump Super Premium Vodka sales aggregated $1,100,000 which accounted for 44% of total dollar sales. The Distilled Spirits Council calendar year 2009 Spirits Industry review reported that high-end and super premium brand vodka volumes decreased 2.3% and 5.8%, respectively which they attribute to the ongoing economic recession.  Additionally, interruption of access to production financing resulted in disruption of our inventory supply-chain. Finally, sales of Trump for the year ended April 30, 2010 continued to be effected by issues relating to distributors affiliated with the Liquor Group, who represented us in several “controlled states” and with whom we have an ongoing legal suit with. We have corrected these issues through the appointment of new replacement distributors.

Net sales of Old Whiskey River Bourbon totaled $ 156,000 on 1,278 cases sold for the year ended April 30, 2010 compared to net sales of $231,000 on 1,864 cases sold for the year ended April 30, 2009. For Aquila Tequila, we did not record any sales for fiscal year ended 2010, because due to the previously mentioned insufficient working capital, we decided to allocate our limited resources to the acquisition of inventory in other brands. Subsequently, through our agreement with Mexcor, Inc. we have re-launched Aguila Tequila in fiscal 2011. For the year ended April 30, 2009, we aggregated net sales of $74,600 on 895 cases sold. Net sales of our Damiana Liqueur aggregated $28,800 on approximately 214 cases sold for the year ended April 30, 2010 compared to net sales of 145,400 on 1,094 cases sold for the year ended April 30, 2009.  Net sales of our premium imported wines totaled $17,000 on 796 cases sold for the year ended April 30, 2010 compared to net sales of $269,000 on 2,769 cases sold for the year ended April 30, 2009. The Company made the strategic decision to discontinue selling  Newman’s Own products. The Company’s decision was based on increased production costs coupled with its inability to sustain its growth and have equity in the brand.  The contract ended in October 2009. Accordingly, the Company did not sell and recorded no sales of Newman’s product for the year ended April 30, 2010. For the year ended April 30, 2009, the Company had net sales of $443,990 on 53,265 cases.

In January 2009, the Company acquired a 90% interest in Olifant USA, Inc., which has the worldwide rights (excluding Europe) to Olifant Vodka and Gin.  Olifant Vodka and Gin is produced in Holland and is sold at an economy price. Industry sales trends indicate as reported by the Distilled Spirits Council for calendar 2009, that value brand vodka volume increased 10.7%.  Net sales of Olifant vodka amounted to approximately $390,000 or approximately 45% of total net sales for the fiscal year ended April 30, 2010. We believe, and customer demand and sales indicate, that with national distribution already in place, sales of Olifant vodka products continue to be very successful in this economic environment. Net sales for Leyrat Cognac were $4,500 on 30 cases sold for the year ended April 30, 2010 compared to $145,000 in revenue on 773 cases for fiscal 2009. The significant decrease in Leyrat Cognac sales is attributable to management’s decision to allocate its scarce working capital resources to other brands.

Gross margin:  As a result of the transition of our business model to Mexcor, Inc., a royalty based operation from a wholesale model, coupled with our working capital shortfall and the discontinuance of Newman’s Own product line, we experienced a curtailment in certain product supply inventories. Consequently, we wrote-off the inventories of the discontinued brand and reduced to net realizable value among our brands certain product offerings and components that were not transitioned to Mexcor, Inc. which resulted in a negative margin of approximately $399,000 (-44% of net sales) for the year ended April 30, 2010. The Company recorded a charge of approximately $744,000 for discontinued and obsolete component inventories and a charge of approximately $53,000 to adjust certain inventories to net realizable values. Gross margin for the year ended April 30, 2009 was approximately $508,000 (21% of net sales). We terminated the Cohete Rum brand and recorded a loss for the subsequent inventory liquidation in 2009.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the year ended April 30, 2010 of $3,874,000 reflect a substantial reduction of 32% or $1,846,000 compared to $5,720,000 for the year ended April 30, 2009.  The fiscal year 2010 decrease in selling, general and administrative expenses is predominately due to our decision to reduce our operating expenses and thereby sustain our limited working capital. The overhead reductions resulted in lower payroll and payroll related and travel expenses. Additionally, our agreement with Mexcor, Inc. resulted in our ability to transfer our field sales force and its associated sales commission costs and travel expenses to Mexcor, Inc. as we set about restructuring our business operating model in fiscal 2010. Marketing expenses for the year ended April 30, 2010 included $567,000 of fees relating to the Olifant Vodka Summer Concert Tour.

Other Income (expense): Interest expense totaled approximately $1,443,000 for the year ended April 30, 2010 compared to approximately $151,000 for the year ended April 30, 2009. The increase is predominately due to our financing costs attributed to our June 2009 financing, our August 2009 agreement relating to our Series B Preferred Stock, the associated amortization of the deferred financing charges and the interest on the Olifant purchase note and other debt financings including funds borrowed from our CEO. For the year ended April 30, 2010, other income aggregated approximately $128,000 compared to $319,000 for the year ended April 30, 2009, which is the result of the Company’s settlement with RBCI Holdings, Inc. The Company issued 350,000 shares of Company common stock with an aggregate value on the settlement date of $91,000 in full consideration of a $500,000 note payable to RBCI Holdings, Inc. Additionally, for the year ended April 30, 2009,  the Company recognized an impairment loss  on its Rheingold license based on additional investment to eventually bring the product to market.

In August 2010, the Company plans to launch the Rheingold beer in the tri-state area of New York, New Jersey and Connecticut with future rollouts planned for Pennsylvania, Michigan, Florida and Massachusetts.

Income Taxes: We have incurred substantial net losses from our inception and as a result, have not incurred any income tax liabilities. Our federal tax net operating loss carry-forward is approximately $34,000,000 which we can use to reduce taxable earnings in the future. No income tax benefits were recognized in fiscal 2010 and 2009 as we have provided valuation reserves against the full amount of the future tax loss carry-forward benefit. We will evaluate the reserve every reporting period and only recognize the benefits when realization is reasonably assured.

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

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Although we expect that our working capital position will benefit from our June 2009 sales of our debentures, our August 2009 agreement relating to our Series B Preferred Stock and our February 2010 Agreement with Mexcor, our business continued to be effected by insufficient working capital. We will need to continue to manage carefully our working capital and our business decisions will continue to be influenced by our working capital requirements. Lack of liquidity continued to negatively affect our business and curtail the execution of our business plan in Fiscal 2010.

Net Cash Used in Operating Activities
Net cash used in operating activities for the years ended April 30, 2010 and 2009 was approximately $588,000 and $630,000, respectively. We have to date funded our operations predominantly through bank borrowings, loans from shareholders and investors and proceeds from the sale of our common stock, preferred stock and warrants.

Net Cash From Investing Activities
Net cash used in investing activities for the year ended April 30, 2009 was approximately $17,000 primarily related to the acquisition of Olifant. There were no investing activities for fiscal 2010.

Net Cash Provided by Financing Activities
Net cash provided by financing activities for the year ended April 30, 2010 was approximately $761,000 primarily related to the issuance of preferred stock for approximately $138,000 and from proceeds of notes and debt of approximately $623,000, net of repayments.  Net cash provided by financing activities during the year ended April 30, 2009 was approximately $509,000 and was mostly comprised of approximately $718,000 of proceeds from the issuance of common stock, proceeds of approximately $220,000 from debt offset by approximately $332,000 due to the decrease in the Company’s working capital facility and the associated loan costs.

Based on our current operating activities and plans, we believe our existing financings will enable us to meet our anticipated cash requirements for at least the next twelve months.

For the year ended April 30, 2010 we have significantly lowered our outstanding debt by approximately $1,400,000 to $5,999,000 compared to $7,352,000 as of April 30, 2009. This decrease in our outstanding debt is attributable to a decrease in our notes and loans payable by approximately $360,000; our repayment of $151,000 or nearly 50% of the outstanding loan payable to our CEO; a reduction of our outstanding payables approximately $546,000; a decrease in our accrued expenses obligations to $156,000; and our payment of $200,000 of our long-term debt.

On July 29, 2010, we entered into a settlement agreement with Socius CG II, Ltd. (“Socius”) pursuant to which we agreed to issue 38,800,000 shares of our common stock in exchange for satisfaction of the claim by Socius for $334,006. This settlement agreement required court approval before the issuance of such stock because it involved the payment of the settlement in the form of the Company’s common stock in reliance upon the Section 3(a)(10) exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended. The court ultimately approved the settlement agreement and the issuance of the 38,800,000 shares to Socius as exempt from registration pursuant to the Section 3(a)(10) registration exemption.

Additionally, in August 2010, we have entered into agreements with certain of our  employees, including our Chief Executive Officer, our Chief Operations Officer and certain members of our Board of Directors to satisfy accrued debt obligations aggregating approximately $1,582,000 owed to them for salary and consulting fees by issuing to them our Preferred Series C Stock in exchange and satisfaction of those accrued expenses.

OFF BALANCE SHEET ARRANGEMENTS

Not applicable.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are more fully described in  to the audited financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. We believe that the following critical accounting policies are subject to estimates and judgments used in the preparation of the financial statements.

REVENUE RECOGNITION

The Company recognizes revenues when title passes to the customer, which is generally when products are shipped. The Company recognizes royalty revenue based on its license agreements with its distributors which typically is the greater of either the guaranteed minimum royalties payable under our license or a royalty rate computed on the net sales of the distributor shipments to its customers.

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

ACCOUNTS RECEIVABLE

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written-off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations at April 30, 2010 and 2009 the allowance for doubtful accounts was $127,846 and $128,751, respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with ASC-360-10, Accounting for the Impairment or Disposal of Long-lived Assets, we review long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. The Company's policy is to record an impairment loss at each balance sheet date when it is determined that the carrying amount may not be recoverable. Recoverability of these assets is based on undiscounted future cash flows of the related asset. For the year ended April 30, 2009, the Company determined that based on estimated future cash flows, the carrying amount of our Rheingold license rights exceeded its fair value by $90,000, and accordingly, recognized an impairment loss. For the year ended April 30, 2010, the Company concluded that there was no impairment as the Company is actively investing and preparing for the launch of Rheingold Beer in August 2010.

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

INCOME TAXES

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the results of operations in the period the new laws are enacted.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless, it is more likely than not, that such assets will be realized. The Company has recognized no adjustment for uncertain tax provisions.

STOCK BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with ASC-718-10 using the modified prospective approach. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees and non-employees.

EARNINGS (LOSS) PER SHARE

The Company computes earnings per share under the provisions of ASC 260-10-45, Earnings per Share, whereby basic earnings per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased to assume exercise of potentially dilutive and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the years ended April 30, 2010 and 2009, the diluted earnings per share amounts equal basic earnings per share because the Company had net losses and the impact of the assumed exercise of contingently issuable shares would have been anti-dilutive.

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2010, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2010, our Chief Executive Officer, who also is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be declared by us in reports that we file with or submit to the SEC is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended April 30, 2010. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal year ended April 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

Below are the names and certain information regarding the Company’s executive officers and directors.

Name	Age	Positions and Offices
J. Patrick Kenny	53	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Chairman of the Board of Directors
Jason Lazo	43	Chief Operating Officer
Bruce Klein	54	Director
Marvin Traub	84	Director
Fredrick Schulman	57	Director
Hubert Millet	73	Director
Jack Kleinert	51	Director

J. Patrick Kenny has served as the Chairman and Chief Executive Officer of Drinks Americas, Inc. (“DA”) since it was founded in September 2002 and as Chairman of the Company since January 2009.  DA acquired control of the Company in March 2005.  Mr. Kenny has been our President and Chief Executive Officer, and a member of our Board of Directors, since March 2005. He is a former Senior Vice President and General Manager of Joseph E. Seagram & Sons ("Seagram"), for which he held a variety of senior management positions over 22 years, with increasing levels of responsibility in Seagram's wine, wine cooler, alcoholic and non-alcoholic beverage divisions. Mr. Kenny assumed the responsibilities of the Company’s Principal Accounting Officer on November 2, 2009.

Mr. Kenny managed Seagram's worldwide carbonated soft drink operations from 1992 through March 2000. He held the title of Senior Vice President and General Manager when he left Seagram in March 2000, prior to its sale to Vivendi Universal. In April 2000, he co-founded Sweet16 Intermedia, Inc., a trademark licensing and media company which was sold to TEENTV Inc., a media company for chain retailers and mall properties. He has also acted as adviser to several Fortune 500 beverage marketing companies, and has participated in several beverage industry transactions. Prior to joining Seagram, Mr. Kenny was employed in a range of sales and sales management positions with Scott Paper Co. and then Coca Cola's Wine Spectrum. Mr. Kenny initially attended West Point (U.S. Military Academy), until an athletic injury required lengthy treatment. He later received a B.A. at Georgetown University, and an M.A. at St. Johns University in New York. Mr. Kenney’s knowledge and expertise in the Company’s industry, his history with the Company, his management skills and other business experience and acumen led to the Board’s conclusion that Mr. Kenny should serve as Chairman of our board of directors.

Jason Lazo has served as our Chief Operating Officer since March 2005 and the Chief Operating Officer of DA since May, 2003. From December 1997 to May 2003, he worked for Seagram as Director of Finance, during which he served in the Mixers Group of Seagram working with Mr. Kenny. From January 1990 to December 1997, Mr. Lazo worked at Kraft Foods as Manager of Business Analysis, with responsibility for the Capri Sun and Kool-Aid Koolburst, and Ready to Drink Country Time & Crystal Lite brands. He has also worked as a Kraft Foods Plant Controller, managing the start-up of Capri Sun and Lender's Bagels. He has worked in logistics and procurement for Kraft Foods central manufacturing organization and in corporate finance for Entenmann's Bakeries, Inc. He received a B.S. in Finance and an M.S. in Accounting from Long Island University.

Bruce K. Klein has served as the Vice Chairman of the Board of DA since it was founded in September 2002 and had been our Chairman of the Board from March 2005 to January 2009. Since February 1999, he has served as the Managing Partner of Victory Partners LLC, a company created to fund private businesses in their early stages. In the last five years Victory has funded six businesses in technology, vitamins and internet services areas, of which three have became public companies and three remain private. From 1992 to 1997 Mr. Klein was a registered representative of the Equitable Companies, responsible for sales and services to high income clients, acting as investment advisor and estate planner to an exclusive client base. From 1986 to 1991, Mr. Klein served as President of Transatlantic Exports Corp., where his duties included purchasing and exporting of finished and contract goods throughout Europe and Africa. From 1980 through 1991, Mr. Klein owned several retail businesses in lumber, hardware home centers and decorating. He received a B.S. in Finance and an M.BA in Marketing from Farleigh Dickinson University. Mr. Klein’s history with the Company, his management skills and other business experience and acumen led to the Board’s conclusion that Mr. Klein should serve as a member of our board of directors.

Marvin Traub was an initial investor with Mr. Kenny in Maxmillian Partners, LLC, a former affiliate of DA. He joined our Board of Directors in March 2005. From 1969 to 1991, he served as the President and Chairman of Bloomingdales. His background is in marketing, retail, home furnishings and apparel. Mr. Traub serves as President of his own marketing and consulting firm, Marvin Traub Associates ("MTA"), which he founded in 1992. MTA is a unique consulting firm with great expertise in global retailing, marketing and consumer goods products. Prior to that, Mr. Traub served as Chairman of Finance Global Consulting, the consulting arm of Finance, Inc., where he was Senior Advisor.

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

Mr. Traub graduated from Harvard College Magna Cum Laude in 1947 and Harvard Business School with Distinction in 1949. Mr. Traub was the recipient of The Gold Medal of the National Retail Federation in 1991 as well as the Legion d’ Honeur and Order of Merit from France and was awarded the Commendatore de la Republic by Italy. Mr. Traub’s knowledge and expertise in marketing, his history with the Company, his management skills and other business experience and acumen led to the Board’s conclusion that Mr. Traub should serve as a member of our board of directors.

Fredrick Schulman served as the Chairman and President of Gourmet Group, Inc. (our predecessor) from September 2000 until March of 2005 and he has been a member of our Board of Directors since March 2005. He has 25 years of experience in corporate and commercial finance, venture capital, leveraged buy outs, investment banking and corporate and commercial law. Mr. Schulman's career includes key positions with RAS Securities in New York from 1994 to 1998 as General Counsel and Investment Banker, eventually becoming Executive Vice President and Director of Investment Banking. From 1999 to September 2001, he was President of Morgan Kent Group, Inc, a venture capital firm based in New York and Austin, Texas. Since September 2003, Mr. Schulman has served as Chairman of Skyline Multimedia Entertainment, Inc., and, since September 2002, he has served as President and Director of East Coast Venture Capital, Inc., a specialized small business investment company and community development entity based in New York. Since September 2006, Mr. Schulman also has served as chairman of the board of directors of NewBank, a New York charted commercial bank. Mr. Schulman’s knowledge and expertise in the industry, his history with the Company, his management skills and other diverse business experience and acumen led to the Board’s conclusion that Mr. Schulman should serve as a member of our board of directors.

Hubert Millet joined our Board of Directors in March 2007. Mr. Millet has over 40 years experience in consumer products and has spent over 20 years in senior management positions in the beverage industry. Since 2000, Mr. Millet has acted as an international consultant to various clients in the beverage industry. From 1989 through 2000, Mr. Millet worked for The Seagram Company Ltd where he served as a member of the Seagram Spirits & Wine Executive Council. From 1991 through 1997, he served as the President of Seagram Global Brands Division where he was responsible for production and business development for Martell Cognacs, Mumm and Perrier-Jouet Champagnex and Barton & Guestier wines, as well as scotch whiskey operations (Chivas Brothers and Glenlivet). From 1989 through 2000 Mr. Millet was the Chief Executive Officer and Chairman of Seagram's Mumm Martell Group. Mr. Millet has previously served as Chairman of Barton & Guestier SA, a member of the Board of Directors of Martell Cognac, a member of the Board of Directors and Chief Executive Officer of G.H. Mumm, a member of the Board of Directors and Chief Executive Officer of Perrier-Jouet, a member of the Board of Directors of Tropicana Europe, and Chairman of the Board of Directors of Herve Leger (Fashion Co.). From 1977 through 1989, Mr. Millet worked for Groupe Cointreau where he served in various roles, including the Chief Executive Officer of the Cointreau Group and as Cointreau's Finance & Development Director. From 1970 through 1977, Mr. Millet worked for the British American Tobacco Company, Cosmetics and Beauty Products Division, where he served in various roles including as a Vice President responsible for finance and development with respect to the divisions of European operation.

Mr. Millet has also served as a member of the Board of Directors of Parfums Hermes (1982-2007), a member of the Hermes Group Strategic Committee (1982-2001), and serves as a member of the Board of Directors of Hermes USA, and a member of the Board of Directors of The Savannah College of Art and Design.  Mr. Millet was the French consul in Savannah, Georgia from 2001 to 2006. Millet has been the recipient of various rewards, including Officier de la Legion d'honneur, Officer dans l'Ordre National du Merite and Medaille Commemorative d'Algerie. Mr. Millet’s knowledge and expertise in our industry, his management skills and other diverse business experience, and his prior directorships led to the Board’s conclusion that Mr. Millet should serve as a member of our board of directors.

Jack Kleinert joined our Board of Directors in April 2010. He is the CEO and co-founder of Velocity Portfolio Group (VPG). Founded in 2003, VPG purchases distressed consumer receivables and liquidates the receivables using its nationwide legal network.  Prior to founding VPG, Mr. Kleinert ran his own private investment group, JCK Investments.  For 15 years beginning in 1982, Mr. Kleinert worked for Goldman Sachs. He was elected as a General Partner of the firm in 1994 and retired as a Limited Partner at the end of 1997. Mr. Kleinert is a graduate of Princeton University with a Bachelor of Science degree in Chemical Engineering.  He resides in Franklin Lakes, NJ with his wife and four children. Mr. Kleinert’s management skills and other diverse business experience and acumen led to the Board’s conclusion that Mr. Kleinert should serve as a member of our board of directors.

Save as otherwise reported above, none of our directors hold directorships in other reporting companies and registered investment companies at any time during the past five years.

There are no family relationships among our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•
Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of and transactions in our common stock. Based solely upon our review of copies of such reports and representations from reporting persons that were provided to us, Bruce Klein did not file a Form 5 with respect to our last fiscal year and we are unsure whether such form was required to be filed

CODE OF ETHICS

The Company has adopted a written code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer and any persons performing similar functions. The Company will provide a copy of its code of ethics to any person without charge upon written request addressed to 372 Danbury Road, Wilton, CT 06897.

CHANGES IN NOMINATING PROCESS

There are no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table shows for fiscal years ended April 30, 2010 and 2009, respectively, certain compensation awarded or paid to, or earned by, the following persons (collectively, the "Named Executive Officers"): J. Patrick Kenny, our President, Chief Executive Officer and Principal Accounting Officer, and Jason Lazo, our Chief Operating Officer, whose total compensation exceeded $100,000 in 2010 and 2009.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)	OPTION AWARDS ($)	ALL OTHER COMPENSATION ($)	TOTAL ($)

J. Patrick Kenny	2010	$300,000	0	$180,000	$56,250	$45,667	$581,917
Chief Executive	2009	$300,000	$—	$—	$7,551	$6,959	$314,510
Officer and Chief Financial Officer(1)

Jason Lazo	2010	175,000	0	18,149	11,250	0	204,399
Chief Operating	2009	175,000	—	40,000	1,510	—	216,510
Officer (2)

(1)
Mr. Kenny has accrued substantial amounts of his salary (approximately $643,000) as of April 30, 2010 and approximately $457,000 as of April 30, 2009 as well as providing the Company with approximately $155,000 in working capital, related party loans as of April 30, 2010 and $306,000 as of April 30, 2009 as reflected on our balance sheets.  Stock Awards for the fiscal year ended 2010, represents a $20,000 bonus awarded by the Board to Mr. J. P. Kenny our CEO, for signing a distribution agreement with one of the Company’s celebrity icon’s and $160,000, represents the value of the 50% bonus shares issued January 11, 2009 for pledging shares associated with the St. George financing transaction. In fiscal 2009, Mr. Kenny converted $10,000 of compensation due him into 28,571 shares of the Company’s common stock which amount is included in salary in the above table.  Option Awards represents the dollar value of expenses recognized for financial statement purposes with respect to 2009 Stock Incentive Plan options that have vested since date of grant. Stock Awards for fiscal year 2009, represent the dollar amount of expenses recognized for financial statement purposes for the fair value of incentive stock options issued under our  2008 Stock Incentive Plan (the” Plan”)  which was approved by our shareholders in January 2009 that provides incentive awards of non-qualified stock options, stock, restricted stock and stock appreciation rights for its officers, employees, consultants and directors in order to attract and retain such individuals and to enable them  to participate in the long-term success and growth of the Company. (See Note 13 – Stock Incentive Plans to our consolidated financial statements included in this Form 10-K.) For fiscal 2010, all other compensation is comprised of personal medical insurance premiums, $24,262; life insurance, $9,820 and an automobile allowance, $11,585. For fiscal 2009, all other compensation of $6,959 represents payments of personal major medical and life insurance premiums.

(2)
Stock Awards for the fiscal year ended 2010, represents the value of the 50% bonus shares issued January 11, 2009 for pledging shares associated with the St. George financing transaction. Option Awards represents the dollar value of expenses recognized for financial statement purposes with respect to 2009 Stock Incentive Plan options that have vested since date of grant. Stock Awards for fiscal 2009, ($40,000) represents the issuance of 250,000 shares of our common stock to Mr. Lazo as a bonus for  services provided the Company at fair market value on the date of grant valued in accordance with FAS 123R at $0.16 per share.

INCENTIVE PLANS

In January 2009, the Company’s shareholders approved the 2008 Stock Incentive Plan (the “Plan”) which provides for awards of incentives of non-qualified stock options, stock, restricted stock and stock appreciation rights for its officers, employees, consultants and directors in order to attract and retain such individuals and to enable them  to participate in the long-term success and growth of the Company. Stock options granted under the Plan are granted with an exercise price at or above the fair market value of the underlying common stock at the date of grant, generally vest over a four year period and expire 5 years after the grant date.

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

OUTSTANDING EQUITY AWARDS AT FISCAL 2010

The following table lists all outstanding equity awards held by each of the Named Executive Officers as of April 30, 2010.

	Equity Awards					Stock Awards
			Equity					Equity	Equity
			Incentive					Incentive	Incentive
	Number of	Number of	Plan Awards:					Plan Awards:	Plan Awards:
	Unearned	Unearned	Number of				Market	Number of	Market Value
	securities	securities	Securities			Number of	Value of	Unearned	Of Unearned
	Underlying	Underlying	Underlying			Shares or	Stock	Shares, Units	Shares, Units
	Unexercised	Unexercised	Unexercised	Option		Units of Stock	that	or Other	or Other
	Options	Options	Unearned	Exercise	Option	That Have	Have Not	Rights That	Rights That
	(#)	(#)	Options	Price	Expiration	Not Vested	Vested	Have Not	Have Not
NAME	Exercisable (1)	Inextricable	(#)	($)	Date (2)	(#)	($)	Vested (#)	Vested ($)

J. Patrick Kenny	-	-	2,500,000	0.176	03/11/14	-	-	1,875,000	$25,500

Jason Lazo	-	-	500,000	0.160	03/11/14	-	-	375,000	$5,100

(1) Options vest and become exercisable in four equal annual installments over the course of four years.

(2) The expiration date of each option occurs 5 years after the date of grant of each option.

EMPLOYMENT AGREEMENTS

We have not entered into any employment agreements with our executive officers or other employees to date. We may enter into employment agreements with them in the future.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee during the fiscal year ended 2010 were Bruce Klein as Chairman, Fredrick Schulman and Marvin Traub. None of our members of the Compensation Committee during the fiscal year ended 2100 served as an officer or employee of the Company, was formerly an officer of the Company, or had any relationship requiring disclosure required by Item 404 of Regulation S-K.

DIRECTOR COMPENSATION

The following table represents a summary of the compensation paid to our directors for their services on our board of directors during the fiscal year ended April 30, 2010. Except as listed below, there were no bonuses, other annual compensation, restricted stock awards or stock options/SARs, or any other compensation paid to the directors listed for their services as a director of the Company. Except as disclosed in the table below, no compensation was paid to our directors for their services as directors of the Company for the fiscal year ended April 30, 2010.

Directors Compensation for the Fiscal Year Ended April 30, 2010

Name	Cash Fees ($) (1)	Option Awards ($) (2)	Total ($)
Bruce Klein	$25,000	$-	$25,000
Thomas Schwalm (Deceased)	25,000	-	25,000
Marvin Traub	25,000	-	25,000
Fredrick Schulman	25,000	-	25,000
Hubert Millet	25,000	-	25,000
Jack Kleinert (3)	-	-	-

(1)	Cash fees represent amounts earned but not paid in fiscal 2010 for services rendered as a director.

(2)	No options were awarded to our directors as compensation for the fiscal year ended April 30, 2010. Thomas Schwalm passed in fiscal 2010.

(3)	Jack Kleinert was appointed to our Board of Directors effective April 26, 2010.

In fiscal 2010, our CEO earned interest of $38,231on loans he made to the Company. In fiscal 2010, companies wholly owned by Marvin Traub and Bruce Klein earned consulting fees of $100,000 and $84,550, respectively, for work not related to serving on our board. In addition, in fiscal 2010, we issued Fred Schulman 394,853 shares of our common stock with an aggregate value of $7,897 for legal services rendered to our Company (See “Certain Relationships and Related Party Transactions”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Please refer to “Securities Authorized for Issuance Under Equity Compensation Plans” under Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of July 31, 2010, certain information regarding the ownership of our voting securities by each stockholder known to our management to be (i) the beneficial owner of more than 5% of our outstanding common stock, (ii) our directors, (iii) our named executive officers, (v) two additional employees of the Company whose received total compensation of greater than $100,000 in fiscal 2009, and (iv) all executive officers and directors as a group. We believe that, except as otherwise indicated, the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares. Percentage of ownership is based on 359,172,755 shares of Common Stock issued and outstanding at July 31, 2010, plus, as to the holder thereof only and no other person, the number of shares of Common Stock which may be acquired on conversion of our preferred stock or are subject to options, warrants and convertible debentures exercisable or convertible within 60 days of July 31, 2010, by that person.

	Number of Shares of		Percentage of
	Common Stock		Outstanding
Name and Address of Beneficial Owner	Beneficially Owned		Shares
J. Patrick Kenny	28,321,302	(1)	7.896%
30 Old Wagon Road
Wilton, CT 06877

Bruce Klein	8.822,231	(2)	2.46%
123 Elbert Street
Ramsey, NJ 07446

Jason Lazo	1,761,151	(3)	0.65%
144 Wire Mill Rd.
Stamford, CT 06903

Marvin Traub	5,682,212	(4)	1.58%
535 Fifth Avenue
New York, NY 10022

Fredrick Schulman	3,287,831	(5)	0.92%
241 Fifth Ave, Suite 302
New York, NY 10016

Hubert Millet	780,037	(6)	0.22%
102 Queens Garden Dr
Thousand Oaks, CA 91361

Jack Kleinert	2,804,060		0.78%
c/o 372 Danbury Road Wilton, CT 06897

All Directors, Officers, and Management as a group (7 persons)	51,458,824		14.33%

Enable Growth Partners, LP	25,320,534	(7)	7.05%
1 Ferry Bldg Ste 255
San Francisco, CA 94111

TOTAL	359,172,755		100%

(1) Includes 23,075,148 shares owned by Kenny LLC I, and 2,000,000 shares owned by Kenny LLC II, entities controlled by Mr. Kenny. and 625,000 stock options which have vested. Does not include 5,423,103 shares owned by Brian Kenny, Mr. Kenny’s son; 136,150 shares owned by Mr. Kenny’s daughter; and 191,263 shares owned by Mr. Kenny's brother; as to which shares Mr. Kenny disclaims beneficial ownership; or options to purchase 1,875,000 shares of our common stock which were granted to Mr. Kenny which will not be exercisable within 60 days of  July 31, 2010.

(2) Includes 4,600,000 shares owned by Peter Christian and Associates, LLC, and 1,500,633 shares owned by Victory Partners, LLC, entities controlled by Mr. Klein; 55,556, shares owned by Vigilant Investors, of which Mr. Klein is a partner, as well as 50% of 971,746 or 485,873 warrants to purchase our common stock. The balance of the warrants will not be exercisable within 60 days of July 31, 2010. Additionally, 550,000 and 450,000 shares owned by Mr. Klein’s wife and Mr. Klein’s two sons, respectively and fully vested options to purchase 100,000 shares granted to Mr. Klein. Mr. Klein disclaims beneficial ownership of the shares owned by his wife, his sons, and Vigilant Investors.

(3) Includes 907,434 shares owned by Lazo, LLC, an entity controlled by Mr. Lazo and 200,000 shares owned by Mr. Lazo’s two daughters and 125,000 stock options which have vested. Does not include non-vested options to purchase 375,000 shares of our common stock which were granted to Mr. Lazo which will not be exercisable within  60 days of  July 31, , 2010.

(4) Includes fully vested options to purchase 100,000 shares, 50% of 6,923,555 or 3,461,778 warrants to purchase our common stock. The balance of the warrants will not be exercisable within 60 days of July 31, 2010.Does not include 22,222 shares owned by Mr. Traub's son, as to which shares Mr. Traub disclaims beneficial ownership.

(5) Includes 219,970 shares owned by Mr. Schulman's wife, Lois Shapiro, to which shares Mr. Schulman disclaims beneficial ownership, fully vested options to purchase 600,000 shares and 50% of 971,746 or 485,873 warrants to purchase our common stock. The balance of the warrants will not be exercisable within 60 days of July 31, 2010.

(6) Includes fully vested options to purchase 100,000 shares and 50% of 971,746 or 485,873 warrants to purchase our common stock. The balance of the warrants will not be exercisable within 60 days of July 31, 2010.

(7) Includes 12,000,000 shares of our common stock and 1,834,853 shares purchasable on conversion of convertible preferred stock. Does not include an additional 16,778,204 shares purchasable upon conversion of convertible preferred stock due to provisions of the Certificate of Designation with respect to our Series A Preferred Stock, which generally prevent conversion of the preferred stock if conversion would result in beneficial ownership by the holder of greater than 9.99% of our shares.

EQUITY COMPENSATION PLAN INFORMATION

On April 13, 2010, the Company filed a registration statement on Form S-8 and registered 30,000,000 shares issuable under the 2010 Plan.  Subsequent to April 30, 2010, the Company has issued a total of 5,547,717 shares of Company common stock under the 2010 Plan as compensation for legal and marketing services at a fair value of $50,346 and 24,452,283 shares remain available for future issuance under the 2010 Plan.

On November 6, 2009, the Company filed a registration statement on Form S-8 and registered  20,000,000 shares issuable under the 2009 Stock Incentive Plan (the “2009 Plan”)  The Company has issued a total of 13,597,353 shares of Company common stock under the 2009 Plan as compensation for legal and marketing services as of April 30, 2009 at a fair value of $ 316,450 which vested immediately upon grant. Additionally, 5,740,092 were issued subsequent to year end as compensation for legal and marketing services at a fair value of $ 65,667 and 662,555 shares remain available for future issuance under the 2009 Plan.

In January 2009, the Company’s shareholders approved the 2008 Stock Incentive Plan (the “2008 Plan”) which provides for awards of incentives of non-qualified stock options, stock, restricted stock and stock appreciation rights for its officers, employees, consultants and directors in order to attract and retain such individuals and to enable them to participate in the long-term success and growth of the Company. Under the 2008 Plan, 10,000,000 common shares were reserved for distribution, of which 9,275,000 have been issued and 725,000 remain available for future issuance. Of this amount 450,000 of shares issued to employees were subsequently canceled when the employees terminated their service with the Company. Stock options granted under the Plan are granted with an exercise price at or above the fair market value of the underlying common stock at the date of grant, generally vest over a four year period and expire 5 years after the grant date.

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

On March 12, 2009, the Company granted an aggregate of 5,775,000 options under the Plan to various employees, the directors of the Company, and to two consultants to the Company.  The exercise price of the options granted to employees, directors and one of the consultants was at the fair market value of the underlying common stock at the date of grant (other than those issued to our CEO which was at a 10% premium to the market value). The exercise price of the options granted to the other consultant, $0.35, was above the fair market value of the underlying common stock at the date of grant.

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

A summary of the options outstanding under our Plans as of April 30, 2010 and 2009 is as follows:

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,775,000	$0.18	-0-	$-
Granted	17,097,353	0.03	5,775,000	0.18
Forfeited	(450,000)	0.16	-	-
Outstanding at end of period	22,422,353	$0.06	5,775,000	$0.18
Exercisable at end of period	19,628,603	$0.05	1,600,000	$0.22
Weighted average fair value of grants during the period		$0.03		$0.09

CHANGES IN CONTROL

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

Related parties can include any of our directors or executive officers, certain of our stockholders and their immediate family members. A conflict of interest occurs when an individual’s private interest interferes, or appears to interfere, in any way with the interests of the company as a whole. Our code of ethics requires all directors, officers and employees who may have a potential or apparent conflict of interest to immediately notify his/her supervisor, who is responsible for consulting with the Chief Executive Officer or Chair of the Governance Committee of the Board of Directors, as appropriate. The Board of Directors has adopted rules for what activities constitute conflicts of interest and potential conflicts of interests, as well as procedures for determining whether a relationship or transaction constitutes a conflict of interest. The current version of these rules and procedures are set forth in our Code of Ethics.

Set forth below are descriptions of transactions with related persons for the fiscal year ended April 30, 2010:

Consulting and Marketing Fees

For each of the years ended April 30, 2010 and 2009, the Company incurred fees for services rendered related to sales and marketing payable to a limited liability company which was controlled by Bruce Klein, a member of the Company’s board of directors, and previous chairman of the board. As of April 30, 2010 and 2009 unpaid fees owed to the director’s firm, aggregated $91,000 and $174,550, respectively. On April 28, 2010, in accordance with an agreement made in October 2009 with the Board of Directors by the CEO to settle the outstanding amount due of $84,550, the Company issued 563,667 shares of its common stock in satisfaction of consulting fees.

In fiscal 2003 we entered into a consulting agreement with a company wholly owned by Marvin Traub, a member of the Company's board of directors. Under the agreement the consulting company is being compensated at a rate of $100,000 per annum. The consulting agreement terminated April 30, 2010. As of April 30, 2010 and 2009 we were indebted to the consulting company in the amount of $50,000 and $256,248, respectively. On April 29, 2010, in accordance with an agreement made in October 2009 with the Board of Directors by the CEO to settle the outstanding amount due of $306,243, the Company issued a warrant to acquire 5,951,809 shares of our common stock.

On October 20, 2009, the Company reached agreements with its Chief Executive Officer and members of its Board of Directors to satisfy obligations owed to them, in the aggregate amount of $1,002,450 for salary, director fees, consulting fees and for satisfaction of a portion of an outstanding loan and the interest accrued thereon, by issuing to them 1,763,607 shares of our common stock and warrants to acquire 9,838,793 shares of our common stock. Under this arrangement, the valuation of the common stock and the exercise price of the warrants was $0.15 a share.  Fifty percent of the warrants can be exercised at anytime during the ten-year term and the other 50 percent will only be exercisable when the Company has achieved positive EBITDA for two successive quarters.  If this profitably standard is not realized during the term of the warrants, 50 percent of the warrants will be forfeited. On April 28 and 29, 2010, the Company issued 1,763,667 shares of common stock in satisfaction of $264,550 of director fees, consulting fees and $130,000 of the Chief Executive Officer’s past-due salary and 9,838,793 warrants in satisfaction of $506,243 of director fees and consulting fees.

In October 2009, upon the resignation of Brian Kenny as VP Marketing of the Company, we entered into a marketing consulting agreement with a company controlled by Brian Kenny to provide marketing services to the Company at the annual rate of $144,000. Brian Kenny is the son of our CEO, J. Patrick Kenny. For the fiscal year ended April 30, 2010, we issued 4,582,000 options in aggregate which vested 100% upon grant at a value of $88,000 for marketing consulting services he provided the Company.

Legal Fees

On March 12, 2009, the Company granted to Fredrick Schulman, a member of our board of directors, options to purchase 600,000 shares of our Company stock, under our Plan, for legal services he provided the Company. The fair market value of the options issued, which vested 100% upon grant, aggregated $54,000. On February 11, 2010, the Company also issued 394,853 with a fair value of $7,897 for legal services he provided the Company.

Royalty Fees

We incurred royalty expenses of approximately $74,027 and $62,000 in fiscal 2010 and 2009, respectively, to Alive Sprits LLC which we own 25 percent membership interest.

Loan Payable

From July 2007 through April 2010, the Company has borrowed an aggregate of up to $813,035 from J. Patrick Kenny, our CEO, for working capital purposes.   The borrowings bear interest at 12% per annum. For the years ended April 30, 2010 and 2009 interest incurred on this loan aggregated 38,231 and $38,204, respectively.  As of April 30, 2010 and, 2009 amounts owed to our CEO on these loans including accrued and unpaid interest aggregated $154,670 and $305,935, respectively.

Independence of Directors

The Board of Directors has determined that each of our directors, except Mr. Kenny and Mr. Klein, are independent “directors” within the meaning of the applicable rules and regulations of the SEC and the director independence standards of NASDAQ. Neither Mr. Schulman nor Mr. Traub would be viewed as an independent member of the Audit Committee under NASDAQ corporate governance rules

ITEM 14. PRINCIPAL ACCOUNTANTS' FEES AND SERVICES

Set forth below are the fees billed by the Company’s independent principal accountants for the past two years for services provided to the Company.

Audit and Audit-Related Fees

We engaged Bernstein & Pinchuk, LLP as our principal accountants to perform the audit of our financial statements for the year ended April 30, 2010. During the year ended April 30, 2010 we were billed $102,524. The $102,524 billed during the fiscal year ended April 30, 2010 is comprised of the following: $65,586, for the year ended April 30, 2009 audit; $33,763, for three subsequent quarterly reviews; and $3,175, for reviews of two Form S-8 filings.  During the year ended April 30, 2009, we were billed $107,000 including amounts billed for the audit of the Company for the year ended April 30, 2008 and fees related to quarterly reviews for the year ended April 30, 2009. These fees include required audits and reviews of Olifant USA, Inc. a Company which we acquired 90% of  the common stock during our 2009 fiscal year. We have not yet been billed for the audit of the Company for the year ended April 30, 2010.

Tax Fees

None.

All Other Fees

None.

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

(3)	Exhibits.

(b) Item 16.   Exhibits

2.1 (7)	Agreement and Plan of Share Exchange, dated as of June 9, 2004, among Gourmet Group, Inc., Drinks Americas, Inc. and the shareholders of Drinks Americas, Inc.
3.1 (7)	Certificate of Incorporation of Drinks Americas Holdings, Ltd.
3.2 (7)	By-Laws of Drinks Americas Holdings, Ltd.
3.3 (16)	Amended and Restated Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock
3.4 (12)	Certificate of Amendment of Certificate of Incorporation of Drinks Americas Holdings, Ltd. dated January 16, 2009
3.5 (13)	Certificate of Designation of Series B Convertible Preferred Stock
3.6 (16)	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock

4.1 (7)	Form of 10% Convertible Promissory Note issued by Gourmet Group, Inc., including Registration Rights provisions.

4.2 (3)	Form of 10% Senior Convertible Promissory Note, dated March 2005, issued by Drinks Americas Holdings, Ltd. issued by Drinks Americas Holdings, Ltd. to investors in its Bridge Notes financing.
4.3 (3)	Form of Stock Purchase Warrant, dated March 2005, issued by Drinks Americas Holdings, Ltd to investors in its Bridge Note financing.
4.4 (4)	Form of Securities Purchase Agreement, dated as of January 30th, 2007 between Drinks Americas Holdings, Ltd. and certain investors.
4.5 (4)	Form of Registration Rights Agreement, dated as of January 30th, 2007 between Drinks Americas Holdings, Ltd. and certain investors.
4.6 (4)	Form of Common Stock Purchase Warrant, dated as of January 30th, 2007 between Drinks Americas Holdings, Ltd. and certain investors.
4.7 (4)	Form of Placement Agent Agreement between Drinks Americas Holdings, Ltd. and Midtown Partners Co., LLC dated as of October 25th, 2006.
4.8 (4)	Form of Placement Agent Warrant, dated as of January 30th, 2007 between Drinks Americas Holdings, Ltd. and Midtown Partners Co., LLC.
4.10 (5)	Form of Registration Rights Agreement, dated as of December 18, 2007 between Drinks Americas Holdings, Ltd. and certain Investors.
4.11 (5)	Form of Placement Agent Agreement between Drinks Americas Holdings, Ltd. and Midtown Partners Co., LLC dated as of December 14, 2006.
4.13 (5)	Form of Placement Agent Warrant, dated as of December 18, 2007 between Drinks Americas Holdings, Ltd. and Midtown Partners Co., LLC.
4.14 (11)	Securities Purchase Agreement, dated as of June 18, 2009 between Drinks Americas Holdings, Ltd., St. George Investments, LLC, J. Patrick Kenny and certain other parties thereto
4.15 (11)	Debenture, dated June 18, 2009 issued by Drinks Americas Holdings, Ltd. to St. George Investments, LLC
4.16 (11)	Form of Pledge Agreement, dated June 18, 2009 between Drinks Americas Holdings, Ltd., St. George Investments, LLC, and J. Patrick Kenny and certain other parties thereto
4.17 (11)	Form of Personal Guarantee, dated June 18, 2009 issued by J. Patrick Kenny to St. George Investments, LLC
4.18 (11)	St. George 7 Month Secured Purchase Note, dated June 18, 2009 between Drinks Americas Holdings, Ltd. and St. George Investments, LLC
4.19 (11)	Warrant issued by Drinks Americas Holdings, Ltd. to St. George Investments, LLC, dated June 18, 2009
4.20 (13)
Preferred Stock Purchase Agreement, dated as of August17, 2009, by and among Drinks Americas Holdings, Ltd. and Optimus Capital Partners, LLC dba Optimus Special Situations Capital Partners, LLC, including all material agreements related thereto

4.21 (13)	Warrant, dated as of August 17, 2009 between Drinks Americas Holdings, Ltd. and Optimus Capital Partners, LLC dba Optimus Special Situations Capital Partners, LLC
4.22 (14)	First Amendment to $4,000,000 Debenture, dated August 28, 2009, issued by Drinks Americas Holdings, Ltd. to St. George Investments, LLC
4.23 (14)	First Amendment and Jointer to Pledge Agreement, dated August 28, 2009 between Drinks Americas Holdings, Ltd., St. George Investments, LLC, and J. Patrick Kenny and certain other parties thereto
4.24 (14)	Default Waiver to Debenture, dated June 18, 2009
4.25 (17)	Convertible Promissory Note issued to Leon Frenkel
10.1 (7)	Form of 10% Promissory Note issued by Drinks Americas, Inc. to Gourmet Group, Inc. relating to the proceeds of the Private Placement.
10.2 (7)	Agreement, dated April 6, 2004, between Paul Newman, Newman's Own, Inc. and Drinks Americas, Inc. relating to the distribution of Newman's Own Lightly Sparkling Fruit Juices.
10.3 (7)	Letter, dated May 12, 2003, from Interamericana de Licores, S.A. to Drinks Americas, Inc. relating to the production of Cohete Rum.
10.4 (7)	Purchase Agreement, dated July 29, 2003, between Drinks Americas, Inc. and Aguila Tequila Partners relating to Aguila Tequila.
10.5 (7)	Agreement, dated June 24, 2003, between Xanadu Wines Limited and Drinks Americas, Inc. relating to the distribution of Xanadu Normans Wines.

10.6 (7)	Interest Purchase Agreement, dated December 9, 2002, between Drinks Americas, Inc. and Shep Gordon.
10.7 (7)	Assignment, dated December 9, 2002, from Shep Gordon to Drinks Americas, Inc. of the limited liability company interests in Old Whiskey River Distilling Company LLC.
10.8 (7)	Assignment, dated December 9, 2002, from Shep Gordon to Drinks Americas, Inc. of the limited liability company interests in Y Sake LLC.
10.9 (7)	Assignment, dated December 9, 2002, from Alive Enterprises, Inc. to Old Whiskey River Distilling Company LLC of Trademark rights to Old Whiskey River.
10.10 (7)	Assignment, dated December 9, 2002, from Alive Enterprises, Inc. to Y Sake LLC of Trademark rights to Y Sake.
10.11 (7)	Trademark License Agreement, dated December 9, 2002, between Drinks Americas, Inc. and Old Whiskey River Distilling Company LLC relating to Old Whiskey River and Willie Nelson.
10.12 (7)	Trademark License Agreement, dated December 9, 2002, between Drinks Americas, Inc. and Y Sake LLC relating to Y Sake and Roy Yamaguchi.
10.13 (7)	Distributor Rights Agreement, dated December 9, 2002, between Old Whiskey River Distilling Company LLC and Drinks Americas, Inc.
10.14 (7)	Distributor Rights Agreement, dated December 9, 2002, between Y Sake LLC and Drinks Americas, Inc.
10.15 (7)	Consulting and Exclusive Referral Agreement, dated December 9, 2002, by and among Shep Gordon, Drinks Americas, Inc. and Maxmillian Partners, LLC.
10.16 (7)	Sublease Agreement, dated August 12, 2002, by and between Blau Marketing Technologies, Inc. as Sublandlord and Maxmillian Partners, LLC as subtenant.
10.17 (7)	Amended and Restated License Agreement, dated December 10, 2002, between Old Whiskey River Distilling Company, LLC and Willie Nelson.
10.18 (7)	Consulting Letter Agreement, dated March 28, 2002, between Marvin Traub Associates, Inc. and Maxmillian Partners, LLC.
10.19 (7)	Letter, dated October 28, 2002, from DAS Communications Ltd. (David Sonenberg) to Drinks Americas, Inc.
10.20 (7)	Restated (Demand) Promissory Note, dated as of July 9, 2004, in the amount of $290,000 from Drinks Americas, Inc. to Fredrick Schulman as agent for the payees.
10.21 (7)	Promissory Note, dated May 10, 2004, in the amount of $200,000 from Drinks Americas, Inc. to Bank Leumi USA.
10.22 (7)	Unlimited Guaranty, dated May 13, 2004, from Drinks Americas, Inc. to Bank Leumi USA.
10.23 (7)	Secured Convertible Note and Agreement, dated April 8, 2003, in the amount of $200,000 from Maxmillian Partners LLC to Nexcomm International Beverages, LLC.
10.24 (7)	Guaranty Agreement, dated April 8, 2003, between Drinks Americas, Inc. and Nexcomm International Beverages, LLC.
10.25 (7)	Security Agreement, dated April 8, 2003, by and between Drinks Americas, Inc. and Nexcomm International Beverages, LLC.
10.26 (7)	Secured Convertible Note and Agreement, dated July 28, 2003, in the amount of $200,000 from Maxmillian Partners LLC to Nexcomm International Beverages, LLC.
10.27 (7)	Security Agreement, dated July 28, 2003, by and between Maxmillian Partners LLC and Kenneth H. Close.
10.28 (7)	Security Agreement, dated July 28, 2003, by and between Drinks Americas, Inc. and Kenneth H. Close.
10.29 (7)	Guaranty Agreement, dated July 28, 2003, between Maxmillian Mixers LLC and Kenneth H. Close.
10.30 (7)	Promissory Note, dated October 15, 2004, in the amount of $155,975 from Drinks Americas, Inc. to Nexcomm International Beverages, LLC.
10.31 (7)	Note, dated October 15, 2004, in the amount of $352,167 from Drinks Americas, Inc. to Kenneth H. Close.
10.32 (7)	Promissory Note, dated October 15, 2004, in the amount of $44,560 from Drinks Americas, Inc. to Kenneth H. Close.
10.33 (7)	Security Agreement, dated October 15, 2004, by and between Drinks Americas, Inc. and Nexcomm International Beverages, LLC.

10.34 (3)	Form of Registration Rights Agreement between Drinks Americas Holdings, Ltd and the investors in its Bridge Notes financing.
10.35 (2)	Amended and Restated Promissory Note, dated December 26, 2005, by and between Drinks Americas Holdings, Ltd. and Kenneth H. Close for $776,167.
10.36 (2)	Asset Purchase Agreement, dated as of October, 2005, by and between Drinks Americas Holdings, ltd. and Rheingold Brewing Company, Inc.
10.37 (2)	Loan Agreement, dated June 1, 2006, by and between D.T. Drinks, LLC and Production Finance International, LLC.
10.38 (2)	Loan and Security Agreement, dated June 1, 2006, by and between Drinks Americas, Inc., Drinks Global Imports, LLC, D.T. Drinks, LLC and Business Alliance Capital Company.
10.39 (6)	Licensee Agreement between Trump Marks, LLC and D.T. Drinks, LLC, dated November 15, 2005.
10.40 (6)	Agreement between D.T. Drinks, LLC and A.H. Wanders B.V., dated August 10, 2006.
10.41 (6)	Exclusive Distribution Agreement between Damiana Importing, Inc. and Drinks Americas, Inc., dated May 25, 2005.
10.42 (6)	Requirements Agreement between Wynn Starr Flavors, Inc. and Drinks Americas, Inc., dated February 19, 2003.
10.43 (1)	Registrant’s Incentive 2007 Stock.
10.44 (8)	Form of Stock Purchase Agreement dated January 15, 2009 between Drinks America Inc , Jack McKenzie and Paul Walraven
10.45 (8)	Promissory Note in the aggregate amount of $800,000 payable to Jack McKenzie and Paul Walraven
10.46 (9)	Forbearance and Modification Agreement

10.47 (10)	Account Purchase Agreement
10.48 (17)	Stock Grant Agreement between Drinks Americas Holdings, Ltd and Leon Frenkel, dated November 9, 2009
10.49 (17)	Registration Rights Agreement between Drinks Americas Holdings, Ltd. and Leon Frenkel, dated November 9, 2009
10.50 (15)	Master Distribution and Manufacturing Agreement, dated February 15, 2010, as amended, by and between Drinks Americas Holdings, Ltd. and Mexcor, Inc.
10.51 (17)	Exchange Agreement between Drinks Americas Holdings, Ltd. and St. George Investments, LLC, dated November 13, 2009.
10.52 (17)	Note Purchase Agreement between Leon Frenkel and St. George Investments, LLC, dated November 13, 2009.
10.53 (16)	Agreement, dated as of June 24, 2010, by and among Drinks Americas Holdings, Ltd. and Enable Growth Partners, LP, Enable Opportunity Partners, LP, and Pierce Diversified Strategy Master Fund, LLC
14.1	Code of Ethics
21.1(2)	List of Subsidiaries of Drinks Americas Holdings, Ltd.

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

(1)	Incorporated by reference to our Post-Effective Amendment No.1 to Form SB-2 Filed on January 22, 2008.
(2)	Incorporated by reference to our Form 10-KSB filed on August 14, 2006.
(3)	Incorporated by reference to our Form 8-K filed on March 25, 2005.
(4)	Incorporated by reference to our Form 8-K filed January 31, 2007.
(5)	Incorporated by reference to our Form SB-2 filed on March 19, 2007.

(6)	Incorporated by reference to our 8-K filed on December 19, 2007.
(7)	Incorporated by reference to our 8-K filed on March 9, 2005.
(8)	Incorporated by reference to our 8-K filed on January 15, 2009.
(9)	Incorporated by reference to our 8-K filed on February 10, 2009.
(10)	Incorporated by reference to our 8-K filed on April 17, 2009.
(11)	Incorporated by reference to our 8-K filed on June 25, 2009.
(12)	Incorporated by reference to our 10-K filed on August 13, 2009.
(13)	Incorporated by reference to our 8-K filed on August 18, 2009.
(14)	Incorporated by reference to our 8-K filed on September 3, 2009.
(15)	Incorporated by reference to our 8-K filed on April 13, 2010.
(16)	Incorporated by reference to our 8-K filed on June 30, 2010.
(17)	Incorporated by reference to our Form S-1 filed in May 14, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2010.

Drinks Americas Holdings, Ltd.

By: /s/ J. Patrick Kenny
J. Patrick Kenny
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ J. Patrick Kenny
J. Patrick Kenny	Chief Executive Officer, Chairman of the Board	August 13, 2010
Principal Executive Officer and Principal Financial Officer

/s/ Jason Lazo
Jason Lazo	Chief Operating Officer	August 13, 2010

/s/ Bruce Klein
Bruce Klein	Director	August 13, 2010

/s/ Frederick Schulman
Frederick Schulman	Director	August 13, 2010

/s/ Marvin Traub
Marvin Traub	Director	August 13, 2010

/s/ Hubert Millet
Hubert Millet	Director	August 13, 2010

/s/ Jack Kleinert
Jack Kleinert	Director	August 13, 2010

DRINKS AMERICAS HOLDINGS, LTD. AND AFFILIATES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Drinks Americas Holdings, Ltd.

We have audited the accompanying consolidated balance sheets of Drinks Americas Holdings, Ltd. and Affiliates (the "Company") as of April 30, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended April 30, 2010 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2010 and 2009 and the results of its operations, changes in shareholders' equity and its cash flows for the years ended April 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

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
August 13, 2010

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements
DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
Consolidated Balance Sheets

	APRIL 30, 2010	APRIL 30, 2009

Assets
Current assets:
Cash and equivalents	$203,552	$30,169
Accounts receivable, net of allowances for doubtful accounts of $127,846 and $128,751, respectively	66,346	41,796
Due from factors	—	31,786
Inventories, net of allowance	222,608	1,204,266
Other current assets	19,789	374,671

Total current assets	512,295	1,682,688

Property and equipment, at cost less accumulated depreciation and amortization	32,309	58,900
Investment in equity investees	73,593	73,916
Intangible assets, net of accumulated amortization of $577,033 and $245,678, respectively	1,971,300	1,892,650
Deferred loan costs, net of accumulated amortization of $415,540 and $335,452, respectively	437,973	—
Note receivable, net	—	—
Other assets	85,735	467,912
	$3,113,205	$4,176,066
Liabilities and Shareholders' Deficiency
Notes and loans payable	$437,196	$799,329
Loan payable – related party	154,670	305,935
Deferred revenue	63,730	—
Accounts payable	2,199,665	2,746,181
Accrued expenses	2,744,058	2,900,425

Total current liabilities	5,599,319	6,751,870

Long-term debt, less current maturities	400,000	600,000

Total liabilities	5,999,319	7,351,870
Commitments and Contingencies

Shareholders' deficiency:
Preferred stock, $0.001 par value; 1,000,000 shares authorized:
Series A Convertible: $0.001 par value; 10,544 and 11,000 shares issued and outstanding, respectively.	11	11
Series B: $10,000 par value; 13.837 and -0- issued and outstanding, respectively.	138,370	—
Common stock, $0.001 par value; 500,000,000 and 100,000,000, respectively, authorized; issued and outstanding 283,090,903 shares and 87,662,383 shares, respectively	283,091	87,662
Treasury stock, 26,075,000 and -0- shares held, respectively	—	—
Additional paid-in capital	39,847,477	34,206,433
Accumulated deficit	(43,217,597)	(37,600,854)
Shareholders' deficiency – controlling interest	(2,948,648)	(3,306,748)
Non-controlling Interests	62,534	130,944
Total shareholders' deficiency	(2,886,114)	(3,175,804)
	$3,113,205	$4,176,066

See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

	2010	2009

Net sales	$890,380	$2,477,617

Cost of sales	1,289,835	1,969,437

Gross margin	(399,455)	508,180

Selling, general & administrative expenses	3,874,283	5,720,024

Loss from operations	(4,273,738)	(5,211,844)

Other income (expense):
Interest	(1,539,536)	(150,631)
Other	128,119	319,000
Other income expense, net	(1,411,417)	168,369

Net loss before non controlling interests	$(5,685,155)	$(5,043,475)

Net income non controlling interests	68,410	2,389

Net loss	$(5,616,745)	$(5,041,086)

Net loss per share (basic and diluted)	$(0.04)	$(0.06)

Weighted average number of common shares (basic and diluted)	137,512,343	83,947,221

See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD AND AFFILIATES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY) YEARS ENDED APRIL 30, 2010 AND 2009

	Preferred Stock		Preferred Stock		Common Stock		Treasury Stock
	Series A		Series B
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Non-Controlling Interest	Additional Paid-In Capital	Accumulated Defecit	Total Shareholders' Accumulated Equity (Deficit)
Balance, April 30, 2008	11,000		—	—	81,188,224	81189			—			$178,116

Issuances of shares for cash	—	—			3,944,445	3,944			—	713,981	—	717,926

Issuance of shares, warrants and options for services	—	—			1,893,092	1,893			—	702,412	—	704,305

Issuance of shares in settlement of note payable	—	—			350,000	350			—	90,650	—	91,000

Issuance of shares for loan extension	—	—			286,622	285			—	42,706	—	42,992

Non- Controlling interest in net assets of acquried acquired consolidated subsiary	—	—			—	—			133,333	—	—	133,333

Non-Controlling interest in net loss of consolidated subsidiary	—	—			—	—			(2,389)	—	—	(2,389)

Net loss for the year	—	—			—	—	—	—	—	—	(5,041,086)	(5,041,086)

Balance, April 30, 2009	11,000	$11	—	—	87,662,383	$87,662	—	$—	$130,944	$34,206,434	$(37,600,854)	$(3,175,808)

Issuances of shares and Warrants for cash			14	$138,370						$120,882		$259,252

Issuance of shares, warrants and options for services					44,678,651	44,679				2,329,140		2,373,819

Convert Preferred Shares to Common Shares	(456)	(0.46)			4,558,000	4,558				(4,558)		(0)

Issuance of shares in settlement of note & interest payable					31,301,366	31,301				536,671		567,972

Issuance of shares in payment of Olifant note					7,029,704	7,030				134,970		142,000

Issuance Of Treasury Shares in Escrow for Legal Settlements							26,075,000	$26,075				26,075

St. George Debenture Conversions					39,580,219	39,580				535,420		575,000

St. George Debenture Default, Pledged, Replaced, Warrants & Bonus Shares Issuances					21,005,580	21,006				1,291,718		1,312,724

Mexcor Ageement					12,000,000	12,000				228,000		240,000

Related Party - Note Payment					5,000,000	5,000				95,000		100,000

Issuance Of Shares in Payment of Note					4,200,000	4,200				373,800		378,000

Non-Controlling interest in net loss of consolidated subsidiary									(68,410)			(68,410)

Net loss for the year											(5,616,745)	(5,616,745)

Balance, April 30, 2010	10,544	$11	14	$138,370	257,015,903	$257,016	26,075,000	$26,075	$62,534	$39,847,477	$(43,217,597)	$(2,886,114)

See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
YEARS ENDED APRIL 30, 2010 AND 2009

	2010	2009
Cash Flows From Operating Activities:	$(5,616,745)	$(5,041,086)
Net Loss
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	579,897	167,610
Impairment of intangible asset	—	90,000
Allowance for doubtful accounts	(16,875)	119,781
Inventory impairment charges	797,116
Issuance of stock for interest	567,972
Issuance of stock and warrants for services	900,430	311,684
Gain on extinguishment of debt	—	(409,000)
Earnings in equity method investees	—	(4,888)
Non-controlling interest in loss of consolidated subsidiary	(68,410)	(2,389)
Reduction in note receivable	533,440	—
Accounts payable settlements	270,298	—
Changes in operating assets and liabilities:
Accounts receivable	(7,675)	510,313
Due from factor	31,786	(31,786)
Inventories	184,542	857,918
Other current assets	353,447	97,678
Other assets	1,390,539	338,047
Accounts payable	(446,612)	391,532
Accrued expenses	(104,851)	1,974,886
Deferred revenue	63,730	—

Net cash used in operating activities	(587,971)	(629,700)

Cash Flows From Investing Activities:
Cash assumed of acquired business	—	17,150

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	—	717,926
Proceeds from issuance of preferred stock	138,370	—
Proceeds from debt	732,616	220,056
Proceeds from note	864,680	(96,948)
Repayment of debt	(974,314)	—
Decrease in working capital facility	—	(306,717)
Payments for loan costs	—	(25,000)

Net cash provided by financing activities	761,352	509,317

Net increase in cash and equivalents	173,383	(103,233)

Cash and equivalents - beginning	30,169	133,402

Cash and equivalents - ending	$203,552	$30,169

Supplemental disclosure of non-cash investing and financing transactions:

Increase in other current assets, other assets and additional paid in capital equal to the value of stock and warrants issued	$—	$307,058

Accrued interest capitalized to debt principal	$—	$36,623
Satisfaction of note and interest payable by issuance of common stock	$567,972	$91,000
Payment of accounts payable and accrued expenses with shares of common stock	$2,373,819	$273,000
Payments of notes by issuance of common stock	1,195,000	—
Interest paid	$—	$107,880

Income taxes paid	$—	$—

Acquisition of business:
Current assets less current liabilities		$(138,237)
Intangible assets		1,333,333
Minority interest		(133,333)
Payable to sellers		(1,061,763)
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

The accompanying consolidated balance sheets as of  April 30, 2010 and 2009 and the consolidated results of operations, consolidated changes in shareholders’ equity (deficiency) and the consolidated cash flows for the years ended April 30, 2010 and 2009 reflect Holdings majority-owned subsidiaries and Partners (collectively, the "Company"). All intercompany transactions and balances in these financial statements have been eliminated in consolidation. The amount of common and preferred shares authorized, issued and outstanding as of April 30, 2010 and, 2009 are those of Holdings.

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of April 30, 2010, the Company has a shareholders' deficiency of $2,886,114 applicable to controlling interest compared with $3,306,748 applicable to controlling interest for the year ended April 30, 2009, and has incurred significant operating losses and negative cash flows since inception. For the year ended April 30, 2010, the Company sustained a net loss of $5,616,745 compared to a net loss of  $5,041,086 for the year ended April 30, 2009 and used cash of approximately $588,000 in operating activities for the year ended April 30, 2010 compared with approximately $630,000 for the year ended April 30, 2009. We will need additional financing which may take the form of equity or debt and we have converted certain liabilities into equity.  We anticipate that increased sales revenues will help.  In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

Nature of Business

Through our majority-owned subsidiaries, Drinks, DGI, DT Drinks and Olifant we import, distribute and market unique premium wine and spirits and alcoholic beverages associated with icon entertainers, celebrities and destinations, to beverage wholesalers throughout the United States and internationally.

On February 11, 2010, the Company signed an agreement with Mexcor, Inc., ("Mexcor") an importer and distributor for hundreds of high quality brands nationally and internationally. Mexcor has agreed to manage the sourcing, importing and distribution of our portfolio of brands nationally. Our Company will continue to focus its efforts on its core business of marketing and building a portfolio of iconic brands as well as developing, coordinating and executing marketing and promotional strategies for its icon brands. We anticipate that the agreement with Mexcor will rapidly drive additional royalty revenues and substantially reduce our overhead costs.

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

As a result of the overhead reductions we initiated in the second quarter of fiscal 2010, our selling, general and administrative expenses for the year ended April 30, 2010 of approximately $3,874,000 reflect a substantial reduction of 32% or $1,846,000 compared to $5,720,000 for the year ended April 30, 2009.  The fiscal year 2010 decrease in selling, general and administrative expenses is predominately due to our decision to reduce our operating expenses and thereby sustain our limited working capital. The overhead reductions resulted in lower payroll and payroll related and travel expenses. Additionally, our agreement with Mexcor, Inc. resulted in our ability to transfer of our field sales force and its associated sales commission costs and travel expenses to Mexcor, Inc. as we set about restructuring our business operating model in fiscal 2010.

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations at April 30, 2010 and April 30, 2009 the allowance for doubtful accounts was   $127,846 and $128,751, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. The Company's policy is to record an impairment loss at each balance sheet date when it is determined that the carrying amount may not be recoverable. Recoverability of these assets is based on undiscounted future cash flows of the related asset. For the year ended April 30, 2009, the Company determined that based on estimated future cash flows, the carrying amount of our Rheingold license rights exceeded its fair value by $90,000, and accordingly, recognized an impairment loss of $90,000. For the year ended April 30, 2010, the Company concluded that there was no impairment as the Company is actively investing and preparing for the launch of Rheingold Beer in August 2010.

Deferred Charges and Intangible Assets

The costs of intangible assets with determinable useful lives are amortized over their respectful useful lives and reviewed for impairment when circumstances warrant. Intangible assets that have an indefinite useful life are not amortized until such useful life is determined to be no longer indefinite. Evaluation of the remaining useful life of an intangible asset that is not being amortized must be completed each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Indefinite-lived intangible assets must be tested for impairment at least annually, or more frequently if warranted. Intangible assets with finite lives are generally amortized on a straight line bases over the estimated period benefited. The costs of trademarks and product distribution rights are amortized over their related useful lives of between 15 to 40 years. We review our intangible assets for events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable, in which case an impairment charge is recognized currently.  Our annual impairment evaluation has been examined by management and the results of our tests indicate that there was no impairment for the year ended April 30, 2010.

Deferred financing costs are amortized ratably over the life of the related debt. If debt is retired early, the related unamortized deferred financing costs are written-off in the period debt is retired.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the results of operations in the period the new laws are enacted.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless, it is more likely than not, that such assets will be realized. The Company has recognized no adjustment for uncertain tax provisions.

Stock Based Compensation

The Company accounts for stock-based compensation using the modified prospective approach. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees and non-employees.

Earnings (Loss) Per Share

The Company computes earnings (loss) per share whereby basic earnings (loss) per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings (loss) per share is determined in the same manner as basic earnings (loss) per share except that the number of shares is increased to assume exercise of potentially dilutive and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the years ended April 30, 2010 and 2009, the diluted earnings per (loss) share amounts equal basic earnings (loss) per share because the Company had net losses and the impact of the assumed exercise of contingently issuable shares would have been anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent accounting pronouncements

Accounting Standards Codification and GAAP Hierarchy (“ASC”) ASC 105-10. Effective for interim and annual periods ending after September 15, 2009, the Accounting Standards Codification and related disclosure requirements issued by the FASB became the single official source of authoritative, nongovernmental GAAP. The ASC simplifies GAAP, without change, by consolidating the numerous, predecessor accounting standards and requirements into logically organized topics. All other literature not included in the ASC is non-authoritative. We adopted the ASC as of September 30, 2009, which did not have any impact on our results of operations, financial condition or cash flows as it does not represent new accounting literature or requirements.  All references to pre-codified U.S. GAAP have been removed from this Form 10K.

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

These new accounting standards must be applied prospectively and retrospective application is not permitted. See Note 2 for disclosure of our fair value measurements.

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

Consolidation (ASC 810) Effective for interim and annual periods beginning after November 15, 2009, with earlier application prohibited, GAAP amends the current accounting standards for determining which enterprise has a controlling financial interest in a Variable Interest Entity (“VIE”) and amends guidance for determining whether an entity is a VIE. The new standards will also add reconsideration events for determining whether an entity is a VIE and will require ongoing reassessment of which entity is determined to be the VIE’s primary beneficiary as well as enhanced disclosures about the enterprise’s involvement with a VIE. We are currently assessing the future impact these new standards will have on our results of operations, financial position or cash flows.

3. Accounts Receivable and Due from Factors

Accounts Receivable and Due from Factors as of April 30, 2010 and April 30, 2009, consist of the following:

Accounts Receivable	April 30,	April 30,
	2010	2009

Accounts receivable	$194,192	$170,547
	—
Allowances	(127,846)	(128,751)
	$66,346	$41,796

Due From Factors	April 30,	April 30,
	2010	2009

Accounts receivable	$—	$153,444
Advances	—	(118,191)
Allowances	—	(3,467)
	$—	$31,786

The Company entered into an agreement with a factor in April 2009, pursuant to which a substantial portion of the Company’s accounts receivable were sold to the factor with recourse to bad debts and other customer claims.  The Company received a cash advance equal to 80% of the invoice amount and is paid the balance of the invoice less fees incurred at the time the factor receives the final payment from the customer. The factor fee was 1.75% for the first 30 days the invoice remains unpaid and 0.07% for each day thereafter. The facility was to remain open until a 30 day notice by either party of termination of the agreement.  The facility is collateralized by all assets of the Company.    The Company also had an agreement with a second factor which terminated in August 2009.

4. Inventories

Inventories as of April 30, 2010 and 2009 consist of the following:

	April 30, 2010	April 30, 2009

Finished goods	$135,062	$518,489
Raw materials	87,546	685,777
	$222,608	$1,204,266

During the year ended April 30, 2010, the Company incurred an impairment of the carrying value of its inventory by $797,116 which it charged to cost of sales to reflect certain inventory obsolescence and adjust its carrying value to net realizable value.

All raw materials used in the production of the Company's inventories are purchased by the Company and delivered to independent production contractors.

5. Other Current Assets

Other Current Assets as of April 30, 2010 and 2009 consist of the following:

	April 30, 2010	April 30, 2009
Prepaid inventory purchases	$-	$315,592
Miscellaneous	19,789	59,079
	$19,789	$374,671

Other current assets are comprised of prepaid inventory purchases at April 30, 2009. Miscellaneous are comprised of prepaid employee travel advances and expenses and prepaid marketing fees.

6. Property and Equipment

Property and equipment as of April 30, 2010 and 2009 consist of the following:

	Useful
	Life	2010	2009
Computer equipment	5 years	$23,939	$23,939
Furniture & fixtures	5 years	10,654	10,654
Automobiles	5 years	68,337	68,337
Leasehold Improvements	5 years	66,259	66,259
Production molds & tools	5 years	122,449	122,449
		291,638	291,638
Accumulated depreciation		(259,329)	(232,738)
		$32,309	$58,900

Depreciation expense for the years ended April 30, 2010 and 2009 was $26,591 and  $32,407, respectively.

7. Intangible Assets

Intangible assets include the acquisition costs of trademarks, license rights and distribution rights for the Company’s alcoholic beverages.

As of April 30, 2010 and 2009, intangible assets are comprised of the following:

	April 30, 2 010	April 30, 2009
Trademark & distribution rights of Olifant vodka acquisition	$1,333,333	$1,333,333
Trademark and license rights of Rheingold beer	230,000	230,000

Mexcor agreement	240,000	-
Other trademark and distribution rights	575,000	575,000
	2,378,333	2,138,333
Accumulated amortization	(407,033)	(245,683)
	$1,971,300	$1,892,650

For the year ended April 30, 2009, the Company determined that based on estimated future cash flows, the carrying amount of our Rheingold license rights exceeded its fair value by $90,000 and accordingly recognized an impairment loss. For the year ended April 30, 2010, the Company concluded that there was no further impairment as the Company is actively investing and preparing for the launch of Rheingold Beer in August 2010.

8. Note receivable

On June 19, 2009, (the "Closing Date") we sold to one investor (the “Investor”) a $4,000,000 non-interest bearing debenture with a 25% ($1,000,000) original issue discount, that matures in 48 months from the Closing Date (the Drink’s Debenture) for $3,000,000, consisting of $375,000 paid in cash at closing and eleven secured promissory notes, aggregating $2,625,000, bearing interest at the rate of 5% per annum, each maturing 50 months after the Closing Date (the “Investor Notes”).  The Investor Notes, the first ten of which are in the principal amount of $250,000 and the last of which is in the principal amount of $125,000, are mandatorily pre-payable, in sequence, at the rate of one note per month commencing on January 19, 2010, subject to certain contingencies.  If the prepayment occurs, the entire aggregate principal balance of the Investor Notes in the amount of $2,625,000 (less the $200,000 August prepayment) together with the interest outstanding thereon, will be paid in eleven monthly installments (ten in the amount of $230,000 and one the amount of $125,000) such that the entire amount would be paid to us by November 26, 2010.  As a practical matter, the interest rate on the Investor Notes serves to lessen the interest cost inherent in the original issue discount element of the Drinks Debenture. For the mandatory prepayment to occur, no Event of Default or Triggering Event as defined under the Drinks Debenture shall have occurred and be continuing and the outstanding balance due under the Drinks Debenture must have been reduced to $3,500,000 on January 19, 2010 and be reduced at the rate of $333,334 per month thereafter. Due to the uncertainty of the mandatory prepayments by the Investor, the note receivable has been classified as a long term asset as of April 30, 2010.

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

Out of the gross proceeds of this Offering, the Company paid the placement agent $37,500 in commissions and we are obligated to pay the placement agent 10% of the principal balance of the Investor Notes when each note is paid. We will also issue to the Placement Agent, warrants to acquire 5% of the shares of our Common Stock which we deliver in response to Share Repayment Requests, at an exercise price equal to the Market Price related to the shares delivered in response to the Share Repayment Request (the "Placement Agent Warrants"), which warrants are exercisable for a five year period, will contain cashless exercise provisions as well as anti-dilution provisions in the case of stock splits and similar matters. (See Note 17. - Subsequent Events)

In March 2010, the Company delivered to the Placement Agent, in aggregate, 4,674,126 Placement Agent Warrants as follows: effective February 24, 2010, a warrant to purchase 425,000 shares of Company common stock at an exercise price of $0.01594; effective February 11, 2010, a warrant to purchase 2,000,000 shares of Company common stock at an exercise price of $0.001; effective January 15, 2010, a warrant to purchase 1,000,000 shares of Company common stock at an exercise price of $0.00625; effective December 30, 2009, a warrant to purchase 681,818 shares of Company common stock at an exercise price of $0.01375; effective August 28, 2009, a warrant to purchase 192,308 shares of Company common stock at an exercise price of $0.065; effective June 19, 2009, a warrant to purchase 250,000 shares of Company common stock at an exercise price of $0.09375; and, effective June 19, 2009, a warrant to purchase 125,000 shares of Company common stock at an exercise price of $0.4375. The fair value, in the aggregate, of the warrants determined using Black-Scholes valuation model was determined to be $101,864 at the dates of grant and is recorded as deferred financing costs a long-term asset on the balance sheet and additional paid in capital. The warrants are being amortized over 5 years and as of April 30 2010, $10,172 has been expensed.

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

In response to the default, the Investor transferred 2,523,645 shares of the non-Company Pledged Shares into its own name in order to commence sale thereof to satisfy payment of the Drinks Debenture. Accordingly and upon the Company’s request, the Investor agreed to waive its right under an Event of Default. The value of the 2,523,645 shares on the date transferred to the Investor aggregated $378,547 which when sold by the Investor will reduce the balance of the Drinks Debenture.  The aggregate value of $378,547 of the shares transferred has been accounted for as a reduction of the Drinks Debenture with a corresponding increase to additional paid-in capital.

In addition, as a result of the default, 3,000,0000 of the Company shares having an aggregate value of  $450,000 that were issued in July, 2009 were transferred to the Investor.

On October 27, 2009, the Investor declared a second default under our $4,400,000 debenture as a result of the failure of the Pledged shares, to legally secure the debenture that had been acquired by St. George.  The Company has secured an agreement from the Investor not to enforce the default based on any decline in value of the pledge shares that has occurred in the past or that may occur prior to December 31, 2006.  Under the terms of such agreement, the  Investor received title to 3,209,997 of non-Company pledged shares having a fair market value on that date of $160,500.  The fair value of these shares totaled $160,500 and has been reflected as a reduction of the Debenture payable and an addition to additional paid-in capital.

As a result of the depletion of the non-Company pledged shares, the Company agreed to issue and did issue in November 2009 and January 2010 an aggregate 18,005,590 shares of Company common stock to the individuals at a fair market value of $720,224, or $0.04 per share.   Included in the total shares is 4,501,860 shares which represents satisfaction of the original share commitment to the individuals at the inception of the Debenture agreement (see paragraph above).  The difference in the fair value of the 4,501,860 issued shares and the original estimated fair value of these shares in July 2009,  reduced, as of November 2009 deferred loan costs as originally recorded, additional paid-in capital, and the related accumulated loan cost amortization

At April 30, 2010, offsetting of the Drinks Debenture of $2,835,953 is unamortized Debenture debt discount of $1,319,938 and investor notes receivable of $1,444,836 and deferred loan costs of $509,153 results in a net asset of deferred loan costs balance of $437,973.  Which balance has been reflected as a non-current asset in the accompanying consolidated balance sheet.

7. Other long term assets

In January 2009, in accordance with an employment agreement executed with an Olifant employee the Company issued 100,000 shares of its common stock (see Note 8). The value of the stock on the date of grant aggregated $26,000 which is being amortized over the five year life of the un-extended term of the agreement. At April 30, 2010 and April 30, 2009, the unamortized balance of the stock was $0 and $24,505, respectively.

In August 2008, the Company entered into a three year agreement with an unrelated entity which is to provide marketing and promotional services for the Company.  Under the terms of the agreement, as consideration for the services to be provided, the Company is to issue warrants to purchase an aggregate of 350,000 shares of Company stock at an exercise price of $.50. The Company determined, as of the grant date the warrants had an aggregate value of $6,730 which is being amortized over the three year benefit period. At April 30, 2010 and 2009, the unamortized balance of the warrants was $0 and $5,666, respectively. As of April 30, 2010 and 2009, a warrant to purchase an aggregate of 275,000 shares of Company stock was issued and the balance of 75,000 remains to be issued.

In August 2006, in connection with an agreement with one of its sales consultants the Company issued warrants to purchase 100,000 shares of Holdings common stock at an exercise price of $0.60 per share. The agreement which was for three years,  expiring in June 30, 2009, was automatically  extended for a one year renewal term with an optional renewal term of one year remaining . The warrants may be exercised at any time up to five years from the date of the agreement. The Company determined, as of the grant date of the warrants, that the warrants had a value of $18,000 which was amortized over the one year benefit period of such warrants. In addition, under the terms of the agreement, the consultant received 175,000 shares of Holdings common stock which were valued at $107,000 based on the market price of the stock at the date of the agreement. The value of stock issued is being amortized over the five year life of the consulting agreement. On August 28, 2008, the Company granted the consultant warrants to purchase an additional 200,000 shares of the Company’s common stock at an exercise price of $0.50 per share. This issuance satisfies the Company’s requirements for the contract years ending June 30, 2008 and 2009. Management has determined that the aggregate value of the warrants was $4,000 based on a market price of $0.28 per share of the Company stock on the date of grant. The warrants expire five years from the date of grant. The unamortized value of the aggregate stock and warrants issued to the consultant under the agreement at April 30, 2010 and 2009 was $0 and $53,478, respectively. In August 2009, the consultant converted $307,981 of past due and future consideration into 2,053,210 shares of Company stock.

In February 2007, the Company entered into a five year agreement with a consulting company to provide certain financial advisory services. The Company prepaid $300,000 for such services. This amount is carried as a long-term asset and was being amortized over the five year life of the agreement. The Company determined that there was no remaining value for the services and fully amortized the remaining unamortized balance.  At April 30, 2010 and 2009, the unamortized balance under the agreement was $0 and $165,370, respectively.

On June 14, 2007, in connection with an endorsement agreement, the Company issued warrants to purchase 801,000 shares of the Company’s common stock at a price of $1.284 per share. The warrants may be exercised at any time up to June 14, 2017. The Company determined that the warrants had a value of $416,500, as of the date the warrants were granted, which is being amortized over the three year term of the endorsement agreement. The warrants have cashless exercise provisions. At April 30, 2010 and 2009, the unamortized balance of these warrants was $16,494 and $155,856, respectively. In addition, the Company has agreed to issue, as partial consideration for monthly consulting services, to a principal of one of the entities involved in the endorsement agreement, warrants to purchase 3,000 shares of the Company’s common stock per month at the monthly average market price. Through April 30, 2010, , warrants to purchase 108,000 shares of the Company’s stock accrued under this agreement, of which a warrant for 54,000 shares was issued at exercise prices ranging from $0.19 to $2.12 per share of common stock. Each warrant issuance has an exercise period of 5 years from date of issuance. As the agreement was terminated in the fourth quarter of 2010, the balance of 54,000 shares will not be issued.

10.  Acquisition

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

11. Notes and Loans Payable

Notes and Loans Payable as of April 30, 2010 and 2009, consisted of the following:

	April 30, 2010	April 30, 2009

Convertible note(a)	$100,000	$286,623
Purchase order facility(b)	—	1,223
Olifant note(c)	695,260	1,061,763
Other (d)	41,938	49,720
	837,198	1,399,329
Less current portion	437,198	799,329

Long-term portion	$400,000	$600,000

(a)
In October 2006, the Company borrowed $250,000 and issued a convertible promissory note in like amount. The due date of the loan was originally extended by the Company to October 2008 from October 2007 in accordance with the terms of the original note agreement. On March 1, 2009 the note was amended to extend the due date to October 18, 2009. As of March 1, 2009, the principal amount of the amended note is $286,623, which includes the original $250,000 of principal plus accrued and unpaid interest of 36,623 as of March 1, 2009. The amended note is convertible into shares of our common stock at $0.35 per share, a decrease from the $0.60 price under the original note but at a premium to the market price on the date of the amended agreement, with certain anti-dilution provisions. The note bears interest at 12% per annum which is payable quarterly. At the option of the lender, interest can be paid in shares of Company common stock. Under the terms of the amended note monthly principal payments of $20,000 were to commence June 1, 2009 with the balance paid at maturity. As of July 2009, the Company had not made any payments under the amended note and has reached an informal agreement with the note-holder, to issue 50,000 shares of the Company’s common stock for each week of nonpayment.

On August 4, 2009 and on September 29, 2009, the Company issued the note-holder 200,000 and 400,000 shares of its common stock, respectively as payment of interest on the note with values of $28,000 and $32,000, respectively. In addition, as consideration for extending the note the Company issued the lender 286,623 shares of Company common stock which had a value of $42,992 on March 1, 2009. On November 23, 2009, the Company issued 400,000 shares of common stock which had a value of $12,000 in satisfaction of interest payable on the note described above in Note 9 (a). As of April 30, 2010 and 2009, the unamortized balance of the 286,623 shares issued was $-0- and $30,710, respectively, which is included in Other Current Assets on the accompanying balance sheets.

On November 9, 2009, the Company issued an unsecured $100,000 convertible note that matures on November 9, 2010. Interest accrues at a rate of 12.5% per annum and is payable quarterly. At the option of the note holder, interest can be paid in either cash or shares of Company common stock based on the convertible note’s $0.06 conversion price. As additional consideration, the Company granted the note holder 250,000 shares of the Company’s common stock and agreed to register the shares by January 8, 2010 or pay to the note holder as damages additional shares of the Company’s common stock equal to 2.0% of the common shares issuable upon conversion of the convertible note. The Company also granted the note holder piggyback registration rights. On June 28, 2010, the Company issued the note holder 133,333 shares of  common stock as damages for failing to timely register the 250,000 common shares. As of April 30, 2010 interest expense of $6,061 was accrued on the note and paid on June 30, 2010. On November 9, 2009, the Company issued the 250,000 shares valued at $10,000 which the Company deemed a loan origination fee. As of April 30, 2010, $5,222 has been recorded as a deferred charge on the balance sheet and $4,778 has been amortized to interest expense.

On November 9, 2009, an investor purchased a $309,839 past due Company Note. On November 13, 2009, the Company exchanged the past due Company Note for a new $447,500 Convertible Promissory Note. The new convertible promissory note is convertible at the note holder’s option using a conversion price based on the prevailing market prices. As of April 30, 2010, the Company issued the note holder a total of 29,851,365 shares of Company common stock in satisfaction of conversions of note principal and interest expense of  $7,928.

(b)
At April 30, 2009, represents the balance on borrowings under the purchase order financing facility with Hartsko Financial Services, LLC (“Hartsko”). Advances under the facility are subject to a 3% fee for the first 30 days they remain outstanding and 1% for each 10 days they remain unpaid.  Hartsko has a first security interest in the assets of the Company to the extent of this advance.

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

(d)
At April 30, 2010 and 2009, -$0- and $40,000, respectively was owed to a shareholder of the Company in return for financial consulting services. On March 4, 2010, the Company issued the shareholder 2,000,000 shares of its common stock with a fair value of $40,000 in payment for the loan.

On November 5, 2009, the Company borrowed $37,500 from an investor under an informal agreement for working capital purposes. The loan is payable on demand and is classified under notes and loans payable as a current liability on the balance sheet as of April 30, 2010.

At April 30, 2009, $9,720 was owed to a member of the Company’s board of directors under an informal agreement with the Company for amounts advanced to the Company for working capital purposes. Amounts owed to the shareholder accrued interest at a rate of 18% per annum.  In June 2009, the director was repaid $11,220 which included interest of $1,500.

12. Accrued expenses

Accrued expenses consist of the following at April 30, 2010 and 2009:

	April 30, 2010	April 30, 2009
Payroll, board compensation, and consulting fees owed to officers, directors and shareholders	$1,220,392	$1,565,964
All other payroll and consulting fees	688,740	470,061
Interest	405,394	17,465
Others	429,532	846,935
	$2,744,058	$2,900,425

On October 20, 2009, the Company reached agreements with its Chief Executive Officer and members of its Board of Directors to satisfy obligations owed to them, for salary, director fees, consulting fees and for satisfaction of a portion of an outstanding loan and the interest accrued thereon, by issuing to them 1,763,607 shares of our common stock and warrants to acquire 9,838,793 shares of our common stock. Under this arrangement, the valuation of the common stock and the exercise price of the warrants was $0.15 a share, representing a 250% premium to the current market price of our shares. Fifty percent of the warrants can be exercised at anytime during the ten-year term and the other 50 percent will only be exercisable when the Company has achieved positive EBITDA for two successive quarters.  If this profitably standard is not realized during the term of the warrants, 50 percent of the warrants will be forfeited. On April 28 and 29, 2010, the Company issued 1,763,667 shares of common stock in satisfaction of $264,550 of director fees, consulting fees and $130,000 of the Chief Executive Officer’s past-due salary and 9,838,793 warrants in satisfaction of $506,243 of director fees and consulting fees.

13. Shareholders' Equity (Deficiency)

In addition to those referred to in Notes 8, 9 and 10 additional transactions affecting the Company's equity for the year ended April 30, 2010 are as follows:

On February 11, 2010, the Company signed an agreement with Mexcor, Inc., an  importer and distributor for hundreds of high quality brands nationally and internationally. Mexcor has agreed to manage the sourcing  importing and distribution of our portfolio of brands nationally. Our Company will continue to focus its efforts on its core business of marketing and building a portfolio of iconic brands as well as developing, coordinating and executing marketing and promotional strategies for its icon brands. We anticipate that the agreement with Mexcor will rapidly drive additional revenues and substantially reduce our overhead costs. Under the terms of the agreement, the parties have agreed to a 15-year term. Additionally, the Company has agreed to issue the principal of the business 12 million shares of Company common stock in exchange for consulting services. Mexcor is eligible to receive financial incentives provided the parties deliver and attain certain minimum performance requirements.  Mexcor has agreed to deliver additional new brands to the Company’s brand portfolio, which the companies plan to jointly acquire, develop and market. The Company valued these shares at $0.02 per share for a total value of $240,000.

On March 4, 2010, we granted 2,000,000 shares of Company common stock under the 2009 Plan to a financial consultant in satisfaction of payment for a $40,000 note payable (See Note 9 (d) - Notes and Loans Payable).

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

On February 11, 2010, in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert $108,375 of the outstanding balance of the Debenture in exchange for 8,500,000 shares of our common stock.
(See Note 6. – Note Receivable).

On March 11, 2010, in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert $100,000 of the outstanding balance of the Debenture in exchange for 7,058,824 shares of our common stock.  (See Note 6. – Note Receivable).

On March 25, 2010, in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert $120,000 of the outstanding balance of the Debenture in exchange for 6,493,506 shares of our common stock.  (See Note 6. – Note Receivable).

On April 12, 2010, in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert $125,000 of the outstanding balance of the Debenture in exchange for 8,858,965 shares of our common stock.  (See Note 6. – Note Receivable).

On April 14, 2010, in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert $121,625 of the outstanding balance of the Debenture in exchange for 8,668,924 shares of our common stock.  (See Note 6. – Note Receivable).

In connection with the June 18, 2009 Drinks Debenture financing, (See Note 6. – Note Receivable) we agreed to issue to the Placement Agent, warrants to acquire 5% of the shares of our common stock which we would deliver in response to Share Repayment Requests made by the Investor (described above in Note 6), at an exercise price equal to the Market Price related to the shares delivered in response to the Share Repayment Request (the "Placement Agent Warrants"). The Placement Agent Warrants are exercisable for a five year period, will contain cashless exercise provisions as well as anti-dilution provisions in the case of stock splits and similar matters. In March 2010, the Company delivered to the Placement Agent, in aggregate, 4,674,126 Placement Agent Warrants as follows: effective February 24, 2010, a warrant to purchase 425,000 shares of Company common stock at an exercise price of $0.01594; effective February 11, 2010, a warrant to purchase 2,000,000 shares of Company common stock at an exercise price of $0.001; effective January 15, 2010, a warrant to purchase 1,000,000 shares of Company common stock at an exercise price of $0.00625; effective December 30, 2009, a warrant to purchase 681,818 shares of Company common stock at an exercise price of $0.01375; effective August 28, 2009, a warrant to purchase 192,308 shares of Company common stock at an exercise price of $0.065; effective June 19, 2009, a warrant to purchase 250,000 shares of Company common stock at an exercise price of $0.09375; and, effective June 19, 2009, a warrant to purchase 125,000 shares of Company common stock at an exercise price of $0.4375. The fair value, in the aggregate, of the warrants determined using Black-Scholes valuation model was determined to be $101,864 at the dates of grant and is recorded as deferred financing costs a long-term asset on the balance sheet and additional paid in capital. The warrants are being amortized over 5 years and as of April 30 2010, $10,172 has been expensed.

On April 13, 2010, the Company filed a registration statement on Form S-8 and registered  30,000,000 shares issuable under the 2010 Plan.  The Company has issued a total of 5,547,717 shares of Company common stock under the plan as compensation for legal and marketing services subsequent to April 30, 2010 and 24,452,283 remain available for future issuance.

On November 6, 2009, the Company filed a registration statement on Form S-8 filed to register 20,000,000 shares issuable pursuant to the Drinks Americas 2009 Incentive Stock Plan (the “2009 Plan”) under which the Company has issued a total of 13,597,353 shares of common stock for legal and marketing services.

On November 9, 2009, the Company issued an unsecured $100,000 convertible note that matures on November 9, 2010. Interest accrues at a rate of 12.5% per annum and is payable quarterly. As of January 31, 2010, interest expense of $2,882 was accrued. At the option of the note holder, interest can be paid in either cash or shares of Company common stock based on the convertible note’s $0.06 conversion price.  As additional consideration, the Company granted the note holder 250,000 shares of Company’s common and agreed to register the shares by January 8, 2010 or pay to the note holder as damages additional shares of the Company’s common stock equal to 2.0% of the common shares issuable upon conversion of the convertible note.  The Company also granted the note holder piggyback registration rights. On June 28, 2010, the Company issued the note holder 133,333 shares of  common stock as damages for failing to timely register the 250,000 common shares. As of April 30, interest expense of $6,061 was accrued on the note and paid on June 30, 2010. On November 9, 2009, the Company issued the 250,000 shares valued at $10,000 which the Company deemed a loan origination fee. As of April 30, 2010, $5,222 has been recorded as a deferred charge on the balance sheet and $4,778 has been amortized to interest expense.

On November 9, 2009, an investor purchased a $309,839 past due Company Note described above in Note 9(a).  On November 13, 2009, the Company exchanged the past due Company Note for a new $447,500 Convertible Promissory Note. The new convertible promissory note is convertible at the note holder’s option using a conversion price based on the prevailing market prices. As of April 30, 2010, the Company issued the note holder a total of 29,851,365 shares of Company common stock in satisfaction of conversions of note principal and interest expense of  $7,928.

On November 23, 2009, the Company issued 400,000 shares of common stock which had a value of $12,000 in satisfaction of interest payable on the note described above in Note 9 (a). On August 4, 2009 and on September 29, 2009, the Company issued the note-holder 200,000 and 400,000 shares of its common stock, respectively as payment of interest on the note with values of  $28,000 and $32,000, respectively. In addition, as consideration for extending the note the Company issued the lender 286,623 shares of Company common stock which had a value of $42,992 on March 1, 2009.

On November 17, 2009, the Company issued a total of 12,003,720 shares of Company common stock to certain officers and directors as a replacement for the shares they pledged pursuant to a financing transaction (including 8,000,000 to our CEO; 906,000 to our COO and an aggregate of 3,097,720 among our three directors.) (See Note 6 – Note Receivable.)

On January 11, 2010, pursuant to the previously noted financing transaction, the Company issued to those individuals who pledged their shares, 0.5 shares of Company stock for each share pledged, which aggregated 6,001,860 shares (including 4,000,000 to our CEO; 453,000 to our COO and an aggregate of 1,548,860 to our three directors). The 6,001,860 shares had an approximate fair value of $240,074 on January 11, 2010, the issuance date, which amount is recorded in common stock and additional paid in capital in the accompanying balance sheet as of April 30, 2010. (See Note 6 – Note Receivable.)

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

On November 25, 2009, pursuant to the August 17, 2009 Preferred Stock Purchase Agreement (described below) with Optimus Capital Partners (the “investor”), the Company received gross proceeds of $87,037 from the issuance to an investor of 8.7037 shares of Series B preferred stock at $10,000.00 per share and a warrant for 4,701,167 shares of common stock with an exercise price based on prevailing market prices.  The warrant is exercisable upon the earlier of (a) May 25, 2010, or (b) the date a registration statement covering the warrant shares is declared effective, but not after November 25, 2014, that number of duly authorized, validly issued, fully paid and non-assessable shares of common stock set forth above, provided; however, that this warrant may only be exercised for warrant shares equal in value to not more than 135.% of the initial $0.025 initial exercise price. We have determined the warrants to have a fair value of $66,960 using Black-Scholes pricing model described below and we will amortize the cost over five years or until exercised. As of April 30, 2010, $5,724 has been expensed.

On December 17, 2009, pursuant to the August 17, 2009 Preferred Stock Purchase Agreement (described below) with Optimus Capital Partners (the “investor”), the Company received gross proceeds of $51,333 from the issuance to an investor of 5.133333 shares of Series B preferred stock at $10,000.00 per share and a warrant for 4,200,000 shares of common stock with an exercise price based on prevailing market prices.  The warrant is exercisable upon the earlier of (a) June 17, 2010, or (b) the date a registration statement covering the warrant shares is declared effective, but not after December 17, 2014, that number of duly authorized, validly issued, fully paid and non-assessable shares of common stock set forth above, provided; however, that this warrant may only be exercised for warrant shares equal in value to not more than 135.% of the initial $0.0165 initial exercise price.  We have determined the warrants to have a fair value of $53,922 using Black-Scholes pricing model described below and we will amortize the cost over five years or until exercised. As of April 30, 2010, $3,959 has been expensed.

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

On May 9, 2009, we issued a sales consultant 85,000 shares of our common stock with an aggregate value of $11,900 for past due fees owed to him. The value of the shares is included in selling, general and administrative expenses.

On July 1, 2009, we issued an aggregate of 333,333 shares of our common stock having an aggregate value of $50,000 to a member of our board of directors for an advance he made to a third, unrelated, entity for services they provided the Company. The amount the Company was invoiced for these services by the third party was equal to the value of the stock issued to the director.

On July 1, 2009, we issued 28,000 shares of our common stock having an aggregate value of   $3,600 to a company which provides freight services to the company.  The value of the shares is included in selling, general and administrative expenses.

On July 1, 2009, we issued 100,000 shares of our common stock having an aggregate value of $13,000 to a sales consultant for the Company for services he has provided to us. The value of the shares is included in selling, general and administrative expenses.

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

On July 29, 2009 we issued 71,500 shares of our common stock having an aggregate value of $10,000 to a consultant for the Company for services he has performed. The value of the shares is included in selling, general and administrative expenses.

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

In August 2009, we issued a total of 2,124,710 shares of our common stock having an aggregate value of $193,389 to vendors in satisfaction of amounts owed.

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

In September 2009, we issued a total of 425,000 shares to employees as bonus payments having an aggregate value of $38,250.

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

In connection with the Purchase Agreement, we also issued to the Fund five-year warrants to purchase 6,750,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the trading day prior to the execution of the Purchase Agreement.  The number of shares exercisable under the warrant will be equal in value to 135% of the purchase price of the Series B Preferred Stock to be issued in respect of the related Notice and the exercise price of a corresponding number of shares is subject to adjustment to equal the closing bid price of our common stock on the trading day preceding the Notice.  Each warrant will be exercisable on the earlier of (i) the date on which a registration statement registering for resale the shares of common stock issuable upon exercise of such warrant becomes effective and (ii) the date that is six months after the issuance date of such warrant.

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

Warrants

The following is a summary of the Company's outstanding warrants and exercise prices as of April 30, 2010:

	Warrants	Per Warrant

Warrants outstanding May 1, 2008	8,663,868	0.78

Granted	1,725,000	0.50

Re-price (a)	(3,777,778)	0.50

Re-price (a)	(166,667)	1.25

Re-price (a)	3,944,445	0.20

Exercised (a)	(3,944,445)	0.20

Forfeited	—	—

Warrants outstanding April 30, 2009	6,444,423	$0.85

Warrants outstanding May 1, 2009	6,444,423	0.85

Granted	4,701,167	0.025

Granted	4,200,000	0.0225

Granted	9,838,793	0.15

Granted	2,425,000	.016

Granted	192,308	.065

Granted	1,000,000	.0063

Granted	681,819	.014

Granted	250,000	.09

Granted	125,000	.44

Exercised	—	—

Forfeited	—	—

Warrants outstanding April 30, 2010	29,858,510	0.24

The value of the warrants on the date of grant was calculated using the Black-Scholes formula with the following assumptions: risk free – rate 2-4%, expected life of warrants –  5-10 years, expected stock volatility – 20-35%, expected dividend yield – 0%.

(a)
Reduction in the exercise price pursuant to the provisions of the October 27, 2008 warrant re-pricing. The warrants were exercised in accordance with the agreement (as previously disclosed in this Note).

14.  Stock Incentive Plans

On April 13, 2010, the Company filed a registration statement on Form S-8 and registered 30,000,000 shares issuable under the 2010 Plan.  Subsequent to April 30, 2010, the Company has issued a total of 5,547,717 shares of Company common stock under the plan as compensation for legal and marketing services at a fair value of $50,346 and 24,452,283 shares remain available for future issuance under the 2010 Plan.

On November 6, 2009, the Company filed a registration statement on Form S-8 and registered  20,000,000 shares issuable under the 2009 Stock Incentive Plan (the “2009 Plan”)  The Company has issued a total of 13,597,353 shares of Company common stock under the plan as compensation for legal and marketing services as of April 30, 2009 at a fair value of $ 316,450 which vested immediately upon grant. Additionally, 5,740,092 were issued subsequent to year end as compensation for legal and marketing services at a fair value of $ 65,667 and 662,555 shares remain available for future issuance under the 2009 Plan.

In January 2009, the Company’s shareholders approved the 2008 Stock Incentive Plan (the “2008 Plan”) which provides for awards of incentives of non-qualified stock options, stock, restricted stock and stock appreciation rights for its officers, employees, consultants and directors in order to attract and retain such individuals and to enable them to participate in the long-term success and growth of the Company. Under the 2008 Plan, 10,000,000 common shares were reserved for distribution, of which 9,275,000 have been issued and 725,000 remain available for future issuance. Of this amount 450,000 of shares issued to employees were subsequently canceled when the employees terminated their service with the Company. Stock options granted under the Plan are granted with an exercise price at or above the fair market value of the underlying common stock at the date of grant, generally vest over a four year period and expire 5 years after the grant date.

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

A summary of the options outstanding under the Plan as of April 30, 2010 and 2009 is as follows:

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,775,000	$0.18	-0-	$-
Granted	17,097,353	0.03	5,775,000	0.18
Forfeited	(450,000)	0.16	-	-
Outstanding at end of period	22,422,353	$0.06	5,775,000	$0.18
Exercisable at end of period	19,628,603	$0.05	1,600,000	$0.22
Weighted average fair value of grants during the period		$0.03		$0.09

The following table summarizes activity pertaining to options outstanding and exercisable at April 30, 2010:

	Options Outstanding		Options Exercisable
Exercise price	Shares	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price	Intrinsic Value

0.16	2,325,000	3.87	1,100,000	$0.16	$-
0.176	2,500,000	3.87	625,000	$0.176	$-
0.02	7,700,000	4.77	7,700,000	$0.02	$-
0.024	500,000	4.53	500,000	$0.024	$-
0.03	5,015,000	4.53	5,015,000	$0.03	$-
0.0136	882,353	4.67	882,353	$0.0136	$-
0.04	3,000,000	4.53	3,000,000	$0.04	$-
0.350	500,000	3.87	500,000	0.350	-
	22,422,353	4.46	19,628,603	$0.05	$-

The following table summarizes activity pertaining to the Company’s non-vested options for the years ended April 30, 2010 and 2009:

	Shares	Weighted Average Exercise Price
Non-vested at April 30, 2008
Granted	5,775,000	$0.18
Canceled or expired	-	-
Vested	(1,600,000)	0.22
Non-vested at April 30, 2009	4,175,000	0.17
Granted	17,097,353	$0.03
Canceled or expired	(450,000)	0.16
Vested	(18,028,603)	0.03
Non-vested at April 30, 2010	2,793,750	$0.17

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing  the following weighted average assumptions:

	2010	2009
Risk-free rate	2.0%	2.0%
Expected option life in years	5.0	5.0
Expected stock price volatility	67%	67%
Expected dividend yield	0%	0%

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

14. Income Taxes

No provision for income taxes is included in the accompanying statements of operations because of the net operating losses for the  ended April 30, 2010 and 2009, respectively. Holdings and Drinks previously filed income tax returns on a June 30 and December 31 tax year, respectively; however, both companies applied for and received a change in tax year to April 30 and file a federal income tax return on a consolidated basis. Olifant files income tax returns on a February 28 tax year. The consolidated net operating loss carry forward as of April 30, 2010 available to offset future years' taxable income is approximately $34,000,000, expiring in various years through 2030.

As of April 30, 2010 and 2009, components of the deferred tax assets are as follows:

	2010	2009
Net operating loss	$11,560,000	$10,800,000
Compensation	542,000	496,000
Other	200,000	191,000
	12,302,000	11,487,000
Less valuation allowance	(12,302,000)	(11,487,000)

	$—	$—

A valuation allowance has been provided against the entire deferred tax asset due to the uncertainty of future profitability of the Company.

Management's position with respect to the likelihood of recoverability of these deferred tax assets will be evaluated each reporting period.

15.  Related Party Transactions

Related party transactions, in addition to those referred to in Notes 9, 10, 11 and 12 are as follows:

Consulting and Marketing Fees

The Company incurred fees for services rendered related to sales and marketing payable to a limited liability company which was controlled by a member of the Company’s board of directors and previous chairman of the board. As of April 30, 2010 and 2009, unpaid fees owed to a director and his firm aggregated  $91,000 and  $175,550, respectively. On April 28, 2010, the Company issued 563,667 shares of its common stock in satisfaction of $84,550 of consulting fees.

In fiscal 2003, we entered into a consulting agreement with a company wholly owned by a member of the Company's board of directors. Under the agreement, the consulting company is compensated at the rate of $100,000 per annum. As of April 30, 2010 and 2009, we were indebted to the consulting company in the amount of $50,000 and $256,248, respectively. On April 29,  2010, in accordance with an agreement made in October 2009 to settle the outstanding amount due of $306,243, the Company issued a warrant to acquire 5,951,809 of our common stock.

In December 2002, the Company entered into a consulting agreement with one of its shareholders which provided for $600,000 in fees payable in five fixed increments over a period of 78 months. The agreement expired on June 9, 2009. Under this agreement, as of April 30, 2010 and 2009, amounts owed to this shareholder aggregated $43,151 and $30,000, respectively. The Company has an informal agreement with the shareholder pursuant to which he has the option of converting all or a portion of the consulting fees owed him into shares of Holding's common stock at a conversion price to be agreed upon. In March 2009, the consultant elected to convert $120,000 due him for consulting fees into shares of Company stock at a price of $0.35 per share resulting in the Company issuing 342,857 shares to him.  In February 2008, the consultant elected to convert $190,000 due him for consulting fees into shares of Company common stock at a price of $0.50 per share resulting in the Company issuing 380,000 shares to him. Each of the conversions were at a premium to the market price of the Company’s common on the date of the elections to convert.

In October 2009, upon the resignation of Brian Kenny as VP Marketing of the Company, we entered into a marketing consulting agreement with a company controlled by him to provide marketing services to the Company at the annual rate of $144,000.  Brian Kenny is the son of our CEO, J. Patrick Kenny. For the fiscal year ended April 30, 2010, we issued 4,582,000 options in aggregate which vested 100% upon grant at a value of $88,000 for marketing consulting services he provided the Company.

On October 20, 2009, the Company reached agreements with its Chief Executive Officer and members of its Board of Directors to satisfy obligations owed to them, in the aggregate amount of $1,002,450 for salary, director fees, consulting fees and for satisfaction of a portion of an outstanding loan and the interest accrued thereon, by issuing to them 1,763,607 shares of our common stock and warrants to acquire 9,838,793 shares of our common stock. Under this arrangement, the valuation of the common stock and the exercise price of the warrants was $0.15 a share.  Fifty percent of the warrants can be exercised at anytime during the ten-year term and the other 50 percent will only be exercisable when the Company has achieved positive EBITDA for two successive quarters.  If this profitably standard is not realized during the term of the warrants, 50 percent of the warrants will be forfeited. On April 28 and 29, 2010, the Company issued 1,763,667 shares of common stock in satisfaction of $264,550 of director fees, consulting fees and $130,000 of the Chief Executive Officer’s past-due salary and 9,838,793 warrants in satisfaction of  $506,243 of director fees and consulting fees.

Legal Fees

On March 12, 2009 , the Company granted to Fredrick Schulman, a member of our board of directors, options to purchase 600,000 shares of our Company stock, under our Plan, for legal services he provided the Company. The fair market value of the options issued, which vested 100% upon grant, aggregated $54,000.  On February 11, 2010, the Company also issued 394,853 shares to our director with a fair value of $7,897 for legal services he provided the Company.

Royalty Fees

In connection with the Company's distribution and licensing agreements with its equity investee the Company incurred royalty expenses for the years ended April 30, 2010 and 2009 of approximately $74,027 and $62,000, respectively.  The operations and the net assets are immaterial.

Loan Payable

The Company is obligated to issue shares of its common stock to several of its shareholders in connection with its June 2009 debt financing (see Note 5).

From July 2007 through April 30, 2010, the Company has borrowed and our CEO has loaned various amounts up to $813,035 to the Company for working capital purposes at an annual interest rate of 12%. As of April 30, 2010 and 2009, amounts owed to our CEO on these loans including accrued and unpaid interest aggregated $154,670 and $305,935, respectively. For the years ended April 30,  2010 and 2009, interest incurred on these loans aggregated $38,231 and $38,204, respectively.

16. Customer Concentration

For the years ended April 30, 2010 and 2009, our largest customer accounted for 18% and 16%, respectively of our sales and for the year  ended 2010 three other customers accounted for 10% or more of our sales.

17. Commitments and Contingencies

Lease

The Company leases office space under an operating lease, with minimum annual rentals of $50,000 through September, 2009 which was renewed for a two year period through September 2011with minimum annual rentals of $36,000. The Company leased additional office space under an operating lease, which expired in March 2009 that required minimal annual rental payments of $51,600.

Rent expense for the years ended April 30, 2010 and 2009 was approximately, $25,624 and $101,000, respectively. Rent expense for 2010 is net of a landlord credit of approximately $13,000.

Future minimum payments for all leases are approximately as follows:

Years Ending
April 30,	Amount
2011	$36,000
2012	15,000
$51,000

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

In 2008 the Company entered into a licensing agreement with Vetrerie Bruni S.p.A. (“Bruni”), which has the patent to the Trump Vodka bottle design. The agreement is retroactive to January 1, 2008, and calls for annual minimum royalties of $150,000. Royalties are due on a per bottle basis on bottles produced by another bottle supplier of approximately 18% of the cost of such bottles.  The agreement terminates upon the expiration of the patent or the expiration of the Company’s license agreement with Trump Marks LLC. Due to a dispute with respect to the pricing and quantities of glass ordered and the source of readily available and more efficient alternative producers the Company entered into a dispute with Bruni Glass resulting in litigation which was resolved with a settlement in October 2009. This settlement resulted in the reduction of the Company’s annual glass royalty obligation and a settlement of the outstanding balance the Company owed Bruni. In conjunction with the legal settlement, the Company has accrued $150,000,  payable in installments over 12 months from February 2010 forward which if paid in full by August 2010 reverts to the amount of $120,000 in satisfaction of the outstanding balance.  As of April 30, 2010, the outstanding unpaid balance was $125,000.  Additionally, the annual royalty going forward has been lowered by as much as 75% depending on utilization levels.

In February 2008, we entered into a joint venture with Grammy Award-winning producer and artist, Dr. Dre. The Company and Dr. Dre have formed the joint venture to identify, develop, and market premium alcoholic beverages, The deal is under the umbrella of the agreement between the Company and Interscope Geffen A&M Records.  Our Leyrat Cognac is the joint ventures’ first beverage. In January 2009, the Company launched its Leyrat Estate Bottled Cognac which it imports from a 200 year old distillery in Cognac, France. The Company granted 10% of its 50% interest in the brand to the producer of the product, leaving us with a 45% interest, in return for the rights to distribute the product in the United States. The Company has 5% of the rights for the brand in Europe. The Company continues to work toward a major product launch agreeable between the parties.

Our license with respect to the Kid Rock related trademarks currently requires payments to Drinks Americas based upon volume through the term of the agreement.

Other Agreements

The Company has modified its agreement with a foreign distributor, through December 2023, to distribute our products in their country. The agreement requires the distributor to assume procurement of component parts, production, distribution and funding for approved marketing and promotion for the term of the agreement. The distributor is to pay the Company a quarterly fee no less than one fourth of $150,000 and certain incremental payments for set volume levels. In return for the fee and assumption of all financial support in the territory, the Company will be the exclusive distributor in Israel over the term of the agreement with the rights to be exclusive distributor in their country. The distributor is in the process of purchasing component parts for its own production. It is also anticipated that the Company may purchase up to five containers of product or 5,000 cases from the Company’s current inventory as a precursor to its own production in order to accelerate market entry. The Company received a prepayment $84,970 and recognized $21,243 for shipments in the fourth quarter of 2010. The balance is recorded in deferred revenue on the balance sheet at April 30, 2010.

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

Litigation

On July 29, 2010, we entered into a settlement agreement with Socius CG II, Ltd. (“Socius”) pursuant to which we agreed to issue 38,800,000 shares of our common stock in exchange for satisfaction of the claim by Socius for $334,006. This settlement agreement required court approval before the issuance of such stock because it involved the payment of the settlement in the form of the Company’s common stock in reliance upon the Section 3(a)(10) exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended. The court ultimately approved the settlement agreement and the issuance of the 38,800,000 shares to Socius as exempt from registration pursuant to the Section 3(a)(10) registration exemption.

In June 2009, Richard Shiekman, a former employee of the Company, filed an application for prejudgment remedy against the Company and our chief Executive Officer in Superior Court of Connecticut, Judicial District of Fairfield (Docket Number CV 09 4028895 S). The plaintiff seeks $127,250 of unpaid wages and commissions and, $1,500 for reimbursement of expenses. The maximum exposure to the Company and our CEO is approximately $260,000 for double damages plus attorneys’ fees and costs. The Company believes that the claims made by the plaintiff are false and plans to vigorously defend this suit.  In addition, the Company plans to commence a countersuit for damage and theft of services.  As of November 30, 2009, we pledged 10,325,000 shares of Company common stock in lieu of a prejudgment remedy that the Plaintiff had sought against the Company and its Chief Executive Officer. In 2009, as a matter of public record the former employee was arrested and charged with alleged theft of Company property. Mr. Shiekman has filed suit in court in July 2010 and the Company intends to vigorously defend against this claim.

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

On July 12, 2010, the Company and Mr. Sokol reached a settlement of the suit pursuant to which Mr. Sokol withdrew the suit on July 16, 2010 and thereafter returned the 15,000,000 shares of the Company common stock to the Company.

In February 2009, Vetrerie Bruni S.p.A (“Bruni”) the company that has the patent to the Trump Vodka bottle design filed a complaint against us in the U.S. District Court, Southern District of New York for alleged breach of contract and sought $225,000 for alleged past due invoices and royalties. The Company filed a counterclaim. In October 2009, the case was settled, whereby we agreed to pay Bruni $150,000 in settlement of all claims. The settlement amount was to be paid in monthly installments of $12,500 beginning February 15, 2010. This settlement resulted in the reduction of the Company’s annual glass royalty obligation and a settlement of the outstanding balance the Company owed Bruni. In conjunction with the legal settlement, the Company has accrued $150,000, payable in installments over 12 months from February 2010 forward which if paid in full by August 2010 reverts to the amount of $120,000 in satisfaction of the outstanding balance. As of April 30, 2010, the outstanding unpaid balance was $125,000. Additionally, the annual royalty going forward has been lowered by as much as 75% depending on utilization levels. The Company has made timely payments through July 2010 to satisfy the settlement and plans to continue to do so.

In June 2009, Liquor Group Wholesale, Inc. (“Liquor Group”) a company which provided distribution services for us in several states filed a claim for damages against us in Duval County Florida for alleged damages including breach of contract and is seeking damages. It is the Company’s opinion that the claim arose out of our termination of the agreements we had with them for their nonperformance, failure of the plaintiff to accurately report sales to the Company and their withholding of information required by the agreements. The Company filed a counterclaim of $500,000 for damages against Liquor Group and has denied their claimed breach of contract claim previously made against it.  The Company contends that it is owed money by Liquor Group under the agreements. There is currently pending an arbitration before the American Arbitration Association involving the dispute between Liquor Group and Drinks Americas. A final arbitration hearing has been scheduled for June 22, 2010, in Jacksonville, Florida. Liquor Group Wholesale, Inc. and/or Liquor Group Holdings, LLC sought arbitration on a breach of contract claim asserting damages in excess of $1,100,000. The claim was filed against Drinks Americas Holding Limited, not Drink Americas, Inc., the contracting party. Drinks America, Inc. has counter claimed against the initial Liquor Group claimants, and has included several other Liquor Group entities because of the considerable confusion Liquor Group has created through the use of multiple entities with the same or virtually identical names. The counterclaim is for $500,000 and includes claims concerning breach of contract, civil conspiracy, fraudulent concealment and civil theft.

Liquor Group has been authorized to conduct certain limited discovery concerning Drinks Americas’ civil conspiracy, fraudulent concealment and civil theft claims and the parties were scheduled to exchange witness lists on April 23rd and exhibit lists on May 14th and to file prehearing briefs on June 8th. The arbitration was suspended by the Arbitrator due to Liquor Group’s failure to pay all appropriate fees or deposits by May 24, 2010. The Arbitrator gave an extension of time until June 10, 2010 for all fees and deposits to be paid, which deadline Liquor Group again missed. The Company has duly paid all fees and deposits and is fully prepared to go forward with the arbitration. The arbitrator extended the deadline again for the Liquor Group to complete its filing and payment of past due fees to July 30th  a deadline which the Liquor Group then missed again. Liquor Group has since notified the arbitrator that until such time as a date is reset, it does not intend to make payment.

In December 2009, Niche Media, Inc., an advertising vendor, filed suit against the Company in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk (Docket Number FST-CV09-6002627-S) claiming unpaid invoices for the approximate amount of $130,000.  The Company believes that it has defenses to this action and is attempting to reach a resolution.

Other than the items discussed above, we believe that the Company is currently not subject to litigation, which, in the opinion of our management, is likely to have a material adverse effect on the Company.

18. Subsequent Events

In August 2010, we plan on launching Rheingold Beer, at first in the Northeast predominately in the tri-state areas of New York, New Jersey and Connecticut  and later  in Massachusetts, Florida and Michigan. All registrations and certificates of label approval have been submitted and approved. Label, can and body production is underway. The Rheingold Brewery website: www.rheingoldbrewingcompany.com has been launched. Orders for product have been received from Metro New York, New Jersey, Connecticut and Pennsylvania.

In August 2010, we have entered into agreements with certain of our  employees, including our Chief Executive Officer, our Chief Operations Officer and certain members of our Board of Directors to satisfy accrued debt obligations aggregating approximately $1,582,000 owed to them for salary and consulting fees by issuing to them our Preferred Series C Stock in exchange and satisfaction of those accrued expenses.

Socius CG II, Ltd., (“Socius”), a creditor of the Company due to the purchase of various claims from various creditors of the Company, filed a complaint against the Company for breach of contract to recover on the claims against the Company on June 18, 2010 in the Supreme Court of the State of New York. On July 29, 2010, we entered into a settlement agreement with Socius pursuant to which we agreed to issue 38,800,000 shares of our common stock in exchange for satisfaction of the claim for $334,006. This settlement agreement required court approval before the issuance of such stock because it involved the payment of the settlement in the form of the Company’s common stock in reliance upon the Section 3(a)(10) exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended. On July 30, 2010, a Notice of Motion for Court Order Approving Stipulation for Settlement of Claims was submitted to the court, which moved for an order to enforce the terms of our proposed settlement with Socius. The court ultimately approved the settlement agreement and the issuance of the 38,800,000 shares to Socius as exempt from registration pursuant to the Section 3(a)(10) registration exemption.

In connection with litigation matter discussed above, Mr. Shiekman has filed suit in court in July 2010 and the Company intends to vigorously defend against this claim.

On May 10, 2010, in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert $75,000 of the outstanding balance of the Debenture in exchange for 6,000,000 shares of our common stock. (See Note 6. – Note Receivable).

On May 25, 2010, in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert $116,666 of the outstanding balance of the Debenture in exchange for 11,111,048 shares of our common stock. (See Note 6. – Note Receivable).

On June 25, 2010, in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert $150,000 of the outstanding balance of the Debenture in exchange for 26,785,714 shares of our common stock. (See Note 6. – Note Receivable).

On July 19, 2010, in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert $133,334 of the outstanding balance of the Debenture in exchange for 26,666,800 shares of our common stock. (See Note 6. – Note Receivable).

On August 11, 2010, in connection with the June 18, 2009 Drink Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert $50,0000 of the outstanding balance of the Debenture in exchange for 8,333,333 shares of our common stock. (See Note 6. – Note Receivable).

On August 11, 2010, the Company entered into a Purchase and Satisfaction Agreement with Frederick Schulman, Esq. (the “Seller”) and E-Lionheart Associates, LLC (the “Purchaser”). Pursuant to the agreement, the Purchaser purchased from the Seller the debt owed by the Company to the Seller in the amount of $56,632.75 (the “Debt”) in the form of a convertible note (the “Note”) in connection with legal fees owed by the Company to the Seller. The purchase price and payment for the Debt was $42,500.00. On August 12, 2010, the Purchaser converted 11,800,000 free-trading shares of the Company's common stock underlying the Note at a conversion price of $0.0024 per share for an aggregate amount of $28,320.00 of debt converted.

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

On July 12, 2010, the Company and Mr. Sokol reached a settlement of the suit pursuant to which Mr. Sokol withdrew the suit on July 16, 2010 and thereafter returned the 15,000,000 shares of the Company common stock to the Company.

In June 2009, Liquor Group Wholesale, Inc. (“Liquor Group”) a company which provided distribution services for us in several states filed a claim for damages against us in Duval County Florida for alleged damages including breach of contract and is seeking damages. It is the Company’s opinion that the claim arose out of our termination of the agreements we had with them for their nonperformance, failure of the plaintiff to accurately report sales to the Company and their withholding of information required by the agreements. The Company filed a counterclaim of $500,000 for damages against Liquor Group and has denied their claimed breach of contract claim previously made against it.  The Company contends that it is owed money by Liquor Group under the agreements. There is currently pending an arbitration before the American Arbitration Association involving the dispute between Liquor Group and Drinks Americas. A final arbitration hearing has been scheduled for June 22, 2010, in Jacksonville, Florida. Liquor Group Wholesale, Inc. and/or Liquor Group Holdings, LLC sought arbitration on a breach of contract claim asserting damages in excess of $1,100,000. The claim was filed against Drinks Americas Holding Limited, not Drink Americas, Inc., the contracting party. Drinks America, Inc. has counter claimed against the initial Liquor Group claimants, and has included several other Liquor Group entities because of the considerable confusion Liquor Group has created through the use of multiple entities with the same or virtually identical names. The counterclaim is for $500,000 and includes claims concerning breach of contract, civil conspiracy, fraudulent concealment and civil theft.

Liquor Group has been authorized to conduct certain limited discovery concerning Drinks Americas’ civil conspiracy, fraudulent concealment and civil theft claims and the parties were scheduled to exchange witness lists on April 23rd and exhibit lists on May 14th and to file prehearing briefs on June 8th. The arbitration was suspended by the Arbitrator due to Liquor Group’s failure to pay all appropriate fees or deposits by May 24, 2010. The Arbitrator gave an extension of time until June 10, 2010 for all fees and deposits to be paid, which deadline Liquor Group again missed. The Company has duly paid all fees and deposits and is fully prepared to go forward with the arbitration. The arbitrator extended the deadline again for the Liquor Group to complete its filing and payment of past due fees to July 30th  a deadline which the Liquor Group then missed again. Liquor Group has since notified the arbitrator that until such time as a date is reset, a date that the Liquor Group previously has twice missed and caused to be reset, it does not intend to make payment.

On June 24, 2010, the Company entered into an agreement (the “Agreement”) with Enable Growth Partners, LP, Enable Opportunity Partners, LP and Pierce Diversified Strategy Master Fund, LLC (the “Holders”) pursuant to which the Company agreed, in part, to issue the Holders an aggregate of approximately 12,000,000 shares of its Common Stock in accordance with the terms of the Agreement which permitted the waiver and lifting of certain various provisions from prior agreements.