Form 10-Q
period 2010-07-31
DRINKS AMERICAS HOLDINGS, LTD
filed 2010-09-20
CIK 873540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2010

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

372 Danbury Road Suite 163
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
Yes   ☐           No ☒

As of September 3, 2010, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 394,610,278.

DRINKS AMERICAS HOLDINGS, LTD. AND AFFILIATES

FORM10-Q

FOR THE QUARTER ENDED JULY 31, 2010

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
Consolidated Balance Sheets

	JULY 31, 2010	APRIL 30, 2010
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$3,286	$203,552
Accounts receivable, net of allowance for doubtful accounts of $127,846 for the period ended July 31, 2010 and April 30, 2010	110,788	66,346
Inventories, net of allowances	162,190	222,608
Other current assets	51,322	19,789
Total current assets	327,586	512,295

Property and equipment, net of accumulated depreciation	26,432	32,309
Investment in equity investees	73,593	73,593
Intangible assets, net of accumulated amortization	1,929,529	1,971,300
Deferred loan costs, net of accumulated amortization	555,156	437,973
Other assets	58,710	85,735
	$2,971,006	$3,113,205
Liabilities and Shareholders' Deficiency
Accounts payable	$2,162,816	$2,199,665
Accrued expenses	2,849,854	2,744,058
Short – term debt, net of long – term portion	432,760	437,196
Loan payable – related party	87,735	154,670
Deferred revenue	42,485	63,730
Total current liabilities	5,575,650	5,599,319

Long-term debt, net of current portion	400,000	400,000

Total liabilities	5,975,650	5,999,319

Commitments and Contingencies

Shareholders' deficiency:
Preferred stock, $0.001 par value; 1,000,000 shares authorized:
Series A Convertible: $0.001 par value; 10,544 shares issued and outstanding at July 31, 2010 and April 30, 2010	11	11
Series B: $10,000 par value; 13.837 issued and outstanding, at July 31, 2010 and April 30, 2010	138,370	138,370
Common stock, $0.001 par value; 500,000,000 and 100,000,000, respectively, authorized; issued and outstanding 357,386,000 shares and 283,091,000 shares at July 31, 2010 and April 30, 2010	357,386	283,091
Treasury stock, 11,075,000 and 26,075,000 shares held at July 31, 2010 and April 30, 2010	—	—
Additional paid-in capital	40,555,322	39,847,477
Accumulated deficit	(44,116,035)	(43,217,597)
Total shareholders' deficiency	(3,064,946)	(2,948,648)
Non-controlling Interests	60,302	62,534
Total deficiency	(3,004,644)	(2,886,114)
	$2,971,006	$3,113,205

See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	THREE MONTHS ENDED JULY 31,
	2010	2009

Net sales	$102,256	$433,972

Cost of sales	97,919	305,907

Gross margin	4,337	128,065

Selling, general & administrative expenses	640,170	1,623,617
Loss from operations	(635,833)	(1,495,552)

Interest expense	(264,837)	(437,705)

Net loss before non-controlling interests	$(900,670)	$(1,933,257)

Net income attributable to non controlling interests	2,232	56,931

Net loss attributable to shareholders	$(898,438)	$(1,876,326)

Net loss per share (basic and diluted)	$(0.00)	$(0.02)

Weighted average number of common shares (basic and diluted)	323,390,267	90,232,045

See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	THREE MONTHS ENDED JULY 31,
	2010	2009
Cash Flows From Operating Activities:
Net Loss	$(898,438)	$(1,876,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,648	376,890
Allowance for doubtful accounts	—	41,981
Stock compensation	123,926	61,545
Increase in deferred loan costs, net	425,017	—
Non-controlling interest in loss of consolidated subsidiary	(2,232)	(56,931)
Accounts payable settlements	116,013	—
Changes in operating assets and liabilities:
Accounts receivable	(44,442)	(327,252)
Due from factor	—	2,559
Inventories	60,419	163,722
Other current assets	(31,533)	208,439
Other assets	27,025	111,524
Accounts payable	(36,849)	198,056
Accrued expenses	105,796	644,494
Deferred revenue	(21,245)	—
Net cash used in operating activities	(128,894)	(451,299)

Cash Flows From Financing Activities:
Proceeds from debt	—	534,619
Repayment of debt	(71,372)	(147,535)
Increase in working capital facility	—	48,637
Net cash (used in) provided by financing activities	(71,372)	435,721

Net decrease in cash and equivalents	(200,266)	(15,578)

Cash and equivalents at beginning of period	203,552	30,169

Cash and equivalents at end of period	$3,286	$14,591

Supplemental disclosure of non-cash investing and financing transactions:
Increase in other current assets, other assets and additional paid in capital equal to the value of stock and warrants issued	$—	$210,000
Accrued interest capitalized to debt principal	$3,387	$9,149
Payment of accounts payable and accrued expenses with shares of common stock	$116,013	$170,000
Payments of notes by issuance of common stock	$—	$450,000
Increase in other current assets equal to increase in notes payable	$—	$100,000
Increase in deferred charges equal to decrease in note receivable, net	$542,200	$535,404
Increase in note receivable equal to increase in note payable	$—	$2,625,000

Supplemental disclosure of cash flow information:
Interest paid	$—	$533

See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Nature of Business

Description of Business

Drinks Americas Holdings, Ltd,. (the “Company” and / or “Holdings”) through our majority-owned subsidiaries, Drinks Americas, Inc., Maxmillian Mixers, LLC, Maxmillian Partners, LLC., Drinks Global Imports, LLC, DT Drinks, LLC, and Olifant U.S.A., Inc. (as of January 15, 2009) import, distribute and market unique premium wine and spirits and alcoholic beverages associated with icon entertainers, celebrities and destinations, to beverage wholesalers throughout the United States and internationally.

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

As a result of the overhead reductions we initiated in the second quarter of fiscal 2010, our selling, general and administrative expenses for the year ended April 30, 2010 of approximately $3,874,000 reflect a substantial reduction of 32% or $1,846,000 compared to $5,720,000 for the year ended April 30, 2009.  The fiscal year 2010 decrease in selling, general and administrative expenses is predominately due to our decision to reduce our operating expenses and thereby sustain our limited working capital. The overhead reductions resulted in lower payroll and payroll related and travel expenses. Additionally, our agreement with Mexcor resulted in our ability to transfer of our field sales force and its associated sales commission costs and travel expenses to Mexcor. The reduction in selling, general and administrative expenses continues to benefit our current quarter as selling, general and administrative expenses for the three months ended July 31, 2010 were approximately $640,000 or approximately $984,000 or 61% lower than selling, general and administrative expenses of approximately $1,624,000 for the three months ended July 31, 2009.

Basis of Presentation

The following unaudited interim consolidated financial statements of the Company for the three months ended July 31, 2010 and 2009 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to GAAP for interim financial information and SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2010. In the opinion of management, such consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s results for the interim periods presented. The results of operations for the three months ended July 31, 2010 are not necessarily indicative of the results for the full fiscal year or any future periods

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated balance sheets as of  July 31, 2010 and 2009, and the consolidated results of operations, consolidated changes in shareholders’ deficiency and the consolidated cash flows for the three months ended July 31, 2010 and 2009 reflect Holdings and its majority-owned subsidiaries (collectively, the "Company"). All intercompany transactions and balances in these financial statements have been eliminated in consolidation. The amounts of common and preferred shares authorized, issued and outstanding as of July 31, 2010 and 2009 are those of Holdings.

Going Concern

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of July 31, 2010, the Company has a shareholders' deficiency of approximately $3,064,946 applicable to controlling interest compared with $2,948,648 applicable to controlling interest for at April 30, 2010, and has incurred significant operating losses and negative cash flows since inception. For the three months ended July 31, 2010, the Company sustained a net loss of approximately $898,000 compared to a net loss of  $1,876,000 for the three months ended July 31, 2009 and used cash of approximately $129,000 in operating activities for the three months ended July 31, 2010 compared with approximately $451,000 for the three months  ended July 31, 2009. We will need additional financing which may take the form of equity or debt and we have converted certain liabilities into equity.  We anticipate that increased sales revenues from our newly launched Rheingold Beer  product line and our Mexcor Agreement  will contribute to  improving our cash flow and providing additional liquidity from operations..  In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

Revenue Recognition

The Company recognizes revenues when title passes to the customer, which is generally, when products are shipped. The Company recognizes royalty revenue based on its license agreements with its distributors, which typically is the greater of either the guaranteed minimum royalties payable under our license agreement or a royalty rate computed on the net sales of the distributor shipments to its customers.

The Company recognizes revenue dilution from items such as product returns, inventory credits, discounts and other allowances in the period that such items are first expected to occur. The Company does not offer its clients the opportunity to return products for any reason other than manufacturing defects. In addition, the Company does not offer incentives to its customers to either acquire more products or maintain higher inventory levels of products than they would in ordinary course of business. The Company assesses levels of inventory maintained by its customers through communications with them. Furthermore, it is the Company's policy to accrue for material post-shipment obligations and customer incentives in the period the related revenue is recognized.

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations at July 31, 2010 and 2009, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. The Company's policy is to record an impairment loss at each balance sheet date when it is determined that the carrying amount may not be recoverable. Recoverability of these assets is based on undiscounted future cash flows of the related asset. For the year ended April 30, 2010 , the Company determined that based on estimated future cash flows, the carrying amount of our Rheingold license rights exceeded its fair value by $90,000, and accordingly, recognized an impairment loss of $90,000. For the three months ended July 31, 2010, the Company concluded that there was no impairment as the Company has actively invested in the Rheingold license and launched Rheingold Beer with shipments into the Metro New York market in August 2010.

Deferred Charges and Intangible Assets

The costs of intangible assets with determinable useful lives are amortized over their respectful useful lives and reviewed for impairment when circumstances warrant. Intangible assets that have an indefinite useful life are not amortized until such useful life is determined to be no longer indefinite. Evaluation of the remaining useful life of an intangible asset that is not being amortized must be completed each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Indefinite-lived intangible assets must be tested for impairment at least annually, or more frequently if warranted. Intangible assets with finite lives are generally amortized on a straight line bases over the estimated period benefited. The costs of trademarks and product distribution rights are amortized over their related useful lives of between 15 to 40 years. We review our intangible assets for events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable, in which case an impairment charge is recognized currently.  Management has examined our annual impairment evaluation and the results of our tests indicate that there was no impairment for the three months ended July 31, 2010. Deferred financing costs are amortized ratably over the life of the related debt. If debt is retired early, the related unamortized deferred financing costs are written-off in the period debt is retired.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future   tax consequences attributable to differences between the financial statement   carrying amounts of existing assets and liabilities and their respective tax   basis.    The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the results of operations in the period the new laws   are enacted.  A valuation allowance is recorded to reduce the carrying   amounts of deferred tax assets unless, it is more likely than not, that such   assets will be realized. The Company has recognized no adjustment for uncertain tax provisions. As of July 31, 2010, the consolidated net operating loss carry forward available to offset future years’ taxable income is in excess of approximately $34,900,000 expiring in various years through 2030.

Stock Based Compensation

The Company accounts for stock-based compensation using the modified prospective approach. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees and non-employees.

Earnings (Loss) Per Share

The Company computes earnings (loss) per share whereby basic earnings (loss) per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings (loss) per share is determined in the same manner as basic earnings (loss) per share except that the number of shares is increased to assume exercise of potentially dilutive and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the periods ended July  31, 2010 and 2009, the diluted earnings per (loss) share amounts equal basic earnings (loss) per share because the Company had net losses and the impact of the assumed exercise of contingently issuable shares would have been anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent accounting pronouncements

On September 15, 2010, the Securities and Exchange Commission (“SEC”) published Release Nos. 33-9142 and 34-62914: “Internal Control Over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers”

The SEC adopted amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Section 404(c)  provided that Section 404(b) of the Sarbanes-Oxley Act shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Act of 1934.

3. Accounts Receivable

Accounts Receivable as of July 31, 2010 and April 30, 2010, consist of the following:

	July 31,	April 30,
	2010	2010

Accounts receivable	$238,634	$194,192

Allowances	(127,846)	(127,846)
	$110,788	$66,346

 4. Inventories

Inventories as of July 31, 2010 and April 30, 2010 consist of the following:

	July 31, 2010	April 30, 2010

Finished goods	$74,644	$135,062
Raw materials	87,546	87,546
	$162,190	$222,608

All raw materials used in the production of the Company's inventories are purchased by the Company and delivered to independent production contractors.

5. Other Current Assets

Other Current Assets as of July 31, 2010 and April 30, 2010 consist of the following:

	July 31, 2010	April 30, 2010
Employee advances	$13,686	$—
Prepaid Other	37,636	19,789
	$51,322	$19,789

Prepaid other are comprised of prepaid marketing fees, employee travel advances and expenses.

6. Property and Equipment

Property and equipment as of July 31, 2010 and April 30, 2010 consist of the following:

	Useful
	Life	2010	2010
Computer equipment	5 years	$23,939	$23,939
Furniture & fixtures	5 years	10,654	10,654
Automobiles	5 years	68,337	68,337
Leasehold Improvements	5 years	66,259	66,259
Production molds & tools	5 years	122,449	122,449
		291,638	291,638
Accumulated depreciation		(265,206)	(259,329)
		$26,432	$32,309

Depreciation expense for the three months ended July 31, 2010 and for the year ended April 30, 2010 was $5,877 and $26,591, respectively.

7. Intangible Assets

Intangible assets include the acquisition costs of trademarks, license rights and distribution rights for the Company’s alcoholic beverages.

As of July 31, 2010 and April 30, 2010, intangible assets are comprised of the following:

	July 31, 2010	April 30, 2010
Trademark & distribution rights of Olifant vodka acquisition	$1,333,333	$1,333,333
Trademark and license rights of Rheingold beer	230,000	230,000
Mexcor agreement	240,000	240,000
Other trademark and distribution rights	575,000	575,000
	2,378,333	2,378,333
Accumulated amortization	(448,804)	(407,033)
	$1,929,529	$1,971,300

Amortization expense for the three months ended July 31, 2010 and for the year ended April 30, 2010 was $41,771 and $161,350, respectively.

8. Note receivable

On June 19, 2009, (the "Closing Date") we sold to one investor (the “Investor”) a $4,000,000 non-interest bearing debenture with a 25% ($1,000,000) original issue discount, that matures in 48 months from the Closing Date (the Drink’s Debenture) for $3,000,000, consisting of $375,000 paid in cash at closing and eleven secured promissory notes, aggregating $2,625,000, bearing interest at the rate of 5% per annum, each maturing 50 months after the Closing Date (the “Investor Notes”).  The Investor Notes, the first ten of which are in the principal amount of $250,000 and the last of which is in the principal amount of $125,000, are mandatorily pre-payable, in sequence, at the rate of one note per month commencing on January 19, 2010, subject to certain contingencies.  If the prepayment occurs, the entire aggregate principal balance of the Investor Notes in the amount of $2,625,000 (less the $200,000 August prepayment) together with the interest outstanding thereon, will be paid in eleven monthly installments (ten in the amount of $230,000 and one the amount of $125,000) such that the entire amount would be paid to us by November 26, 2010.  As a practical matter, the interest rate on the Investor Notes serves to lessen the interest cost inherent in the original issue discount element of the Drinks Debenture. For the mandatory prepayment to occur no Event of Default or Triggering Event as defined under the Drinks Debenture shall have occurred and be continuing and the outstanding balance due under the Drinks Debenture must have been reduced to $3,500,000 on January 19, 2010 and be reduced at the rate of $333,334 per month thereafter. Due to the uncertainty of the mandatory prepayments by the Investor, the note receivable has been classified as a long term asset as of July 31, 2010 and April 30, 2010.

One of the Triggering Events includes the failure of the Company to maintain an average daily dollar volume of common stock traded per day for any consecutive 10-day period of at least $10,000 or if the average value of the shares pledged to secure the Company’s obligation under the Drinks Debenture (as subsequently described) falls below $1,600,000.

Under the Drinks Debenture, commencing six months after the Closing Date, the Investor may request the Company to repay all or a portion of the Drinks Debenture by issuing the Company’s common stock, $0.001 par value, in satisfaction of all or part of the Drinks Debenture, valued at the Market Price, (as defined in the Drinks Debenture), of Drink’s common stock at the time the request is made (collectively, the “Share Repayment Requests”).  The Investor’s may not request repayment in common stock if, at the time of the request, the amount requested would be higher than the difference between the outstanding balance owed under the Drinks Debenture and 125% of the aggregate amount owed under the Investor Note.

The Company may prepay all or part of the Drinks Debenture upon 10-days prior written notice and are entitled to satisfy a portion of the amount outstanding under the debenture by offset of an amount equal to 125% of the amount owed under the Investor Notes, which amount will satisfy a corresponding portion of the Drinks Debenture.

Also as part of this financing, the Investor acquired warrants to purchase 2,500,000 shares of our common stock at an exercise price of $0.35 per share (the “Investor Warrants”).  The Investor Warrants contain full ratchet anti-dilution provisions, as to the exercise price and are exercisable for a five-year period. Management has determined that the aggregate value of the warrants was $142,500 based on the market price per share of the Company’s common stock on the date of the agreement.

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

In March 2010, the Company delivered to the Placement Agent, in aggregate, 4,674,126 Placement Agent Warrants as follows: effective February 24, 2010, a warrant to purchase 425,000 shares of Company common stock at an exercise price of $0.01594; effective February 11, 2010, a warrant to purchase 2,000,000 shares of Company common stock at an exercise price of $0.001; effective January 15, 2010, a warrant to purchase 1,000,000 shares of Company common stock at an exercise price of $0.00625; effective December 30, 2009, a warrant to purchase 681,818 shares of Company common stock at an exercise price of $0.01375; effective August 28, 2009, a warrant to purchase 192,308 shares of Company common stock at an exercise price of $0.065; effective June 19, 2009, a warrant to purchase 250,000 shares of Company common stock at an exercise price of $0.09375; and, effective June 19, 2009, a warrant to purchase 125,000 shares of Company common stock at an exercise price of $0.4375. The fair value, taken together, of the warrants determined using Black-Scholes valuation model was determined to be $101,864 at the dates of grant and is recorded as deferred financing costs a long-term asset on the balance sheet and additional paid in capital. The warrants are being amortized over 5 years. As of July 31, 2010 and April 30, 2010, $5,135 and $10,172 has been expensed.

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

On July 14, 2009, the value of the Pledged Shares fell below the required amount and consequently the Investor delivered a notice of default to the Company. On August 31, 2009, the Investor and the Company agreed to the First Amendment to the Drink’s Debenture, which waived the default. Pursuant to the First Amendment, the outstanding balance of the debenture was increased by $400,000 and the debenture will carry an interest rate of 12% per annum.  In addition, a member of the Company’s board of directors pledged 1,263,235 shares of our common stock as security for our obligations under the debenture, which increased the total number of shares pledged for this purpose.  In return, the investor has prepaid $200,000 of the notes it issued to the Company in partial payment for the debenture and agreed that the provisions of the debenture relating to a 10% premium and the imposition of default interest will not apply in the event a “Triggering Event”, as defined in the debenture, was to occur in the future.

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

In addition, as a result of the default, 3,000,000 of the Company shares having an aggregate value of $450,000 that were issued in July, 2009 were transferred to the Investor.

On October 27, 2009, the Investor declared a second default under our $4,400,000 debenture because of the failure of the Pledged shares, to legally secure the debenture that had been acquired by St. George.  The Company has secured an agreement from the Investor not to enforce the default based on any decline in value of the pledge shares that has occurred in the past or that may occur prior to December 31, 2006.  Under the terms of such agreement, the Investor received title to 3,209,997 of non-Company pledged shares having a fair market value on that date of $160,500.  The fair value of these shares totaled $160,500 and has been reflected as a reduction of the Debenture payable and an addition to additional paid-in capital.

As a result of the depletion of the non-Company pledged shares, the Company agreed to issue and did issue in November 2009 and January 2010 an aggregate 18,005,590 shares of Company common stock to the individuals at a fair market value of $720,224, or $0.04 per share.   Included in the total shares is 4,501,860 shares, which represent satisfaction of the original share commitment to the individuals at the inception of the Debenture agreement (see paragraph above).  The difference in the fair value of the 4,501,860 issued shares and the original estimated fair value of these shares in July 2009, reduced, as of November 2009 deferred loan costs as originally recorded, additional paid-in capital, and the related accumulated loan cost amortization

At July 31, 2010, offsetting of the Drinks Debenture of $2,360,953 was unamortized Debenture debt discount of $1,127,125 and investor notes receivable of $1,220,254 and deferred loan costs of $568,730 resulting in a net asset of deferred loan costs balance of $555,156, which balance has been reflected as a non-current asset in the accompanying consolidated balance sheet.  At April 30, 2010, offsetting of the Drinks Debenture of $2,835,953 was unamortized Debenture debt discount of $1,319,938 and investor notes receivable of $1,444,836 and deferred loan costs of $605,559 resulting in a net asset of deferred loan costs balance of $437,973, which balance has been reflected as a non-current asset in the accompanying consolidated balance sheet.

9. Other long-term assets

In August 2008, the Company entered into a three-year agreement with an unrelated entity to provide marketing and promotional services for the Company.  Under the terms of the agreement, as consideration for the services to be provided, the Company is to issue warrants to purchase an aggregate of 350,000 shares of Company stock at an exercise price of $.50. The Company determined, as of the grant date the warrants had an aggregate value of $6,730, which was being amortized over the three-year benefit period. At of July 31, 2010 and April 30, 2010 the warrants were fully amortized. As of July 31, 2010 and April 30, 2010, a warrant to purchase an aggregate of 275,000 shares of Company stock was issued and the balance of 75,000 remains to be issued.

On June 14, 2007, in connection with an endorsement agreement, the Company issued warrants to purchase 801,000 shares of the Company’s common stock at a price of $1.284 per share. The warrants may be exercised at any time up to June 14, 2017. The Company determined that the warrants had a value of $416,500, as of the date the warrants were granted, which is being amortized over the three-year term of the endorsement agreement. The warrants have cashless exercise provisions.  At July 31, 2010 and April 30, 2010, the unamortized balance of these warrants was $-0- and $16,494, respectively. In addition, the Company has agreed to issue, as partial consideration for monthly consulting services, to a principal of one of the entities involved in the endorsement agreement, warrants to purchase 3,000 shares of the Company’s common stock per month at the monthly average market price.  At April 30, 2010, warrants to purchase 108,000 shares of the Company’s stock accrued under this agreement, of which a warrant for 54,000 shares was issued at exercise prices ranging from $0.19 to $2.12 per share of common stock. Each warrant issuance has an exercise period of 5 years from date of issuance.  As of July 31, 2010 and April 30, 2010, the agreement was terminated and the balance of 54,000 shares will not be issued.

10. Notes and Loans Payable

Notes and Loans Payable as of April 30, 2010 and 2009 consisted of the following:

	April 30, 2010	April 30, 2009

Convertible note(a)	$100,000	$100,000
Olifant note(b)	695,260	695,260
Other (c)	37,500	41,938
	832,760	837,198
Less current portion	432,760	437,198

Long-term portion	$400,000	$400,000

(a)
In October 2006, the Company borrowed $250,000 and issued a convertible promissory note in like amount. The Company originally extended the due date of the loan to October 2008 from October 2007 in accordance with the terms of the original note agreement. On March 1, 2009, the note was amended to extend the due date to October 18, 2009. As of March 1, 2009, the principal amount of the amended note is $286,623, which includes the original $250,000 of principal plus accrued and unpaid interest of 36,623 as of March 1, 2009. The amended note is convertible into shares of our common stock at $0.35 per share, a decrease from the $0.60 price under the original note but at a premium to the market price on the date of the amended agreement, with certain anti-dilution provisions. The note bears interest at 12% per annum which is payable quarterly. At the option of the lender, interest can be paid in shares of Company common stock. Under the terms of the amended note, monthly principal payments of $20,000 were to commence June 1, 2009 with the balance paid at maturity. At of July 2009, the Company had not made any payments under the amended note and has reached an informal agreement with the note-holder, to issue 50,000 shares of the Company’s common stock for each week of nonpayment.

On August 4, 2009 and on September 29, 2009, the Company issued the note-holder 200,000 and 400,000 shares of its common stock, respectively as payment of interest on the note with values of $28,000 and $32,000, respectively. In addition, as consideration for extending the note the Company issued the lender 286,623 shares of Company common stock, which had a value of $42,992  On November 23, 2009, the Company issued 400,000 shares of common stock, which had a value of $12,000 in satisfaction of interest payable on the note described above in Note 10 (a). At July 31, 2010 and April 30, 2010, the value of the 286,623 shares issued was fully amortized.

On November 9, 2009, the Company issued an unsecured $100,000 convertible note that matures on November 9, 2010. Interest accrues at a rate of 12.5% per annum and is payable quarterly. At the option of the note holder, interest can be paid in either cash or shares of Company common stock based on the convertible note’s $0.06 conversion price. As additional consideration, the Company granted the note holder 250,000 shares of the Company’s common stock and agreed to register the shares by January 8, 2010 or pay to the note holder as damages additional shares of the Company’s common stock equal to 2.0% of the common shares issuable upon conversion of the convertible note. The Company also granted the note holder piggyback registration rights.  On June 28, 2010, the Company issued the note holder 133,333 shares of common stock with a fair value of $973 as damages for failing to timely register the 250,000 common shares. At July 31, 2010, interest expense of $3,194 was accrued. At April 30, 2010, interest expense of $6,061 was accrued on the note and paid on June 30, 2010. On November 9, 2009, the Company issued the 250,000 shares valued at $10,000, which the Company deemed a loan origination fee. As of July 31, 2010 and April 30, 2010, $2,667 and $5,222, respectively have been recorded as a deferred charges on the balance sheets and $7,333 and $4,778, respectively have been amortized to interest expense.

On November 9, 2009, an investor purchased a $309,839 past due Company Note. On November 13, 2009, the Company exchanged the past due Company Note for a new $447,500 Convertible Promissory Note. The new convertible promissory note is convertible at the note holder’s option using a conversion price based on the prevailing market prices. As of April 30, 2010, the Company issued the note holder 29,851,365 shares of Company common stock in satisfaction of conversions of note principal and interest expense of $7,928.

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

(c)	On March 4, 2010, the Company issued shareholder 2,000,000 shares of its common stock with a fair value of $40,000 in full payment of the outstanding loan for financial consulting services.

On November 5, 2009, the Company borrowed $37,500 from an investor under an informal agreement for working capital purposes. The loan is payable on demand and is classified under notes and loans payable as a current liability on the balance sheet as of July 31, 2010 and April 30, 2010, respectively.

11. Accrued expenses

Accrued expenses consist of the following at July 31, 2010 and April 30, 2010:

	April 30, 2010	April 30, 2009
Payroll, board compensation and consulting fees owed to officers, directors and shareholders	$1,236,142	$1,220,392
Other payroll and consulting fees	697,574	688,740
Interest	473,158	405,394
Other	442,980	429,532
	$2,849,854	$2,744,058

12. Shareholders' Equity (Deficiency)

In addition to those referred to in Notes 8, 9, and 10 additional transactions affecting the Company's equity for the three months ended July 31, 2010 are as follows:

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

On June 25, 2010, in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert $150,000 of the outstanding balance of the Debenture in exchange for 26,785,714 shares of our common stock

On July 19, 2010, in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert $133,334 of the outstanding balance of the Debenture in exchange for 26,666,800 shares of our common stock.

On June 24, 2010, the Company entered into an agreement (the “Agreement”) with Enable Growth Partners, LP, Enable Opportunity Partners, LP and Pierce Diversified Strategy Master Fund, LLC (the “Holders”) pursuant to which the Company agreed, in part, to issue the Holders an aggregate 12,000,000 shares of its Common Stock with a fair value of $67,200, in accordance with the terms of the Agreement which permitted the waiver and lifting of certain various provisions from prior agreements.

On June 2, 2010, we issued 2,208,481 shares to our CEO in exchange for $25,000 payment of past due and accrued salary due him.

On June 2, 2010, we issued 2,000,000 shares of our common stock under our 2010 Stock Incentive Plan with a fair value of $22,640 for marketing consulting services. The shares vested immediately on the date of grant.

On May 25, 2010, we issued 1,547,717 shares of our common stock under our 2010 Stock Incentive Plan with a fair value of $17,706 for marketing consulting services. The shares vested immediately on the date of grant.

On May 26, 2010, we issued 4,993,589 shares of our common stock under our 2009 Stock Incentive Plan with a fair value of $57,127 for legal services. The shares vested immediately on the date of grant.

On May 26, 2010, we issued 746,503 shares of our common stock under our 2009 Stock Incentive Plan with a fair value of $8,540 for legal services. The shares vested immediately on the date of grant.

On July 19, 2010, we issued 2,000,000 shares of our common stock under our 2010 Stock Incentive Plan with a fair value of $10,000 for marketing consulting services. The shares vested immediately on the date of grant.

On July 16, 2010, we issued 4,400,000 of our common stock with a fair value of $77,000 to a director for financial consulting services.

13.  Stock Incentive Plans

On April 13, 2010, the Company filed a registration statement on Form S-8 and registered 30,000,000 shares issuable under the 2010 Plan.   At July 31, the Company has issued 5,547,717 shares of Company common stock under the plan as compensation for legal and marketing services at a fair value of $50,346 and 24,452,283 shares remain available for future issuance under the 2010 Plan.

On November 6, 2009, the Company filed a registration statement on Form S-8 and registered 20,000,000 shares issuable under the 2009 Stock Incentive Plan (the “2009 Plan”). The Company has issued 13,597,353 shares of Company common stock under the plan as compensation for legal and marketing services as of April 30, 2009 at a fair value of $316,450, which vested immediately upon grant. At July 31, 2010, 5,740,092 shares of common stock were issued under the plan as compensation for legal and marketing services at a fair value of $65,667 and 662,555 shares remain available for future issuance under the 2009 Plan.

In January 2009, the Company’s shareholders approved the 2008 Stock Incentive Plan (the “2008 Plan”) which provides for awards of incentives of non-qualified stock options, stock, restricted stock and stock appreciation rights for its officers, employees, consultants and directors in order to attract and retain such individuals and to enable them to participate in the long-term success and growth of the Company.  , Under the 2008 Plan, 10,000,000 common shares were reserved for distribution. As of July 31, 2010, 9,275,000 have been issued and 725,000 remain available for future issuance. Of this amount, 450,000 of shares issued to employees were subsequently canceled when the employees terminated their service with the Company. Stock options granted under the Plan are granted with an exercise price at or above the fair market value of the underlying common stock at the date of grant, generally vest over a four-year period and expire 5 years after the grant date.

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

The options granted to employees of the Company vest over a four-year period and expire five years after the grant date. The cost of the options, $375,750, is expected to be recognized over the four-year vesting period of the non-vested options.  The options awarded to the directors of the Company (1,000,000) and the consultants (600,000) at fair value of $129,000 vested immediately on the grant date.

The fair value of each option  award is estimated on the date of grant using the Black-Scholes option pricing model and is affected by assumptions regarding a number of highly complex and subjective variables  including expected volatility, risk-free interest rate, expected dividends and expected term. Expected volatility is based on the historic volatility of the Company’s stock over the expected life of the option. The expected term and vesting of the option represents the estimated period until the exercise and is based on management’s estimates, giving consideration to the contractual term, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. SFAS 123R, “Share Based Payment,” also requires the Company to estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent period if actual forfeitures differ from those estimates. Option expense for the three months ended July 31, 2010 was $20,953.

14. Income Taxes

No provision for income taxes is included in the accompanying statements of operations because of the net operating losses for the three months ended July 31, 2010 and 2009, respectively. Holdings and Drinks previously filed income tax returns on a June 30 and December 31 tax year, respectively; however, both companies applied for, received a change in tax year to April 30, and file a federal income tax return on a consolidated basis. Olifant files income tax returns on a February 28 tax year. The consolidated net operating loss carry forward as of  July 31, 2010 to offset future years' taxable income is approximately $34,900,000, expiring in various years through 2030.  A  valuation allowance has been provided against the entire deferred tax asset due to the uncertainty of future profitability of the Company. Management's position with respect to the likelihood of recoverability of these deferred tax assets will be evaluated each reporting period.

15.  Related Party Transactions

Related party transactions, in addition to those referred to in Notes 9 and 10 are as follows:

Consulting and Marketing Fees

The Company incurred fees for services rendered related to sales and marketing payable to a limited liability company, which was controlled by a member of the Company’s board of directors and previous chairman of the board. As of July 31, 2010, and April 30, 2010, unpaid fees owed to a director and his firm aggregated  $-0- and $91,000. As of July 31, 2010, the Company issued 4,400,000 in full satisfaction of the unpaid fees owed to a director and his firm.

In fiscal 2003, we entered into a consulting agreement with a company wholly owned by a member of the Company's board of directors. Under the agreement, the consulting company is compensated at the rate of $100,000 per annum. As of July 31, 2010 and April 30, 2010, we were indebted to the consulting company in the amount of $50,000.

In December 2002, the Company entered into a consulting agreement with one of its shareholders, which provided for $600,000 in fees payable in five fixed increments over a period of 78 months. The agreement expired on June 9, 2009. Under this agreement, as of July 31, 2010 and April 30, 2010, amounts owed to this shareholder aggregated $43,151.

In October 2009, upon the resignation of Brian Kenny as VP Marketing of the Company, we entered into a marketing consulting agreement with a company controlled by him to provide marketing services to the Company at the annual rate of $144,000.  Brian Kenny is the son of our CEO, J. Patrick Kenny. At July 31, 2010, we were indebted to the consulting company in the amount of $36,000.

Royalty Fees

In connection with the Company's distribution and licensing agreements with its equity investee the Company incurred royalty expenses for the three months ended  July 31, 2010 and 2009 of approximately $4,265 and $2,500, respectively.  The operations and the net assets are immaterial.

Loan Payable

From July 2007 through July 31, 2010, the Company has borrowed and our CEO has loaned various amounts up to $813,035 to the Company for working capital purposes at an annual interest rate of 12%. As of July 31, 2010 and April 30, 2010, amounts owed to our CEO on these loans including accrued and unpaid interest aggregated $87,735 and $154,670 , respectively. For the three months ended July 31, 2010 and 2009, interest incurred on these loans aggregated $3,387 and $9,149, respectively.

16. Customer Concentration

For the three months ended July 31, 2010, the Company earns royalty revenue under its agreement with Mexcor, Inc. which represents 100% of the Company’s accounts receivable. For the three months ended July 31, 2009, four customers accounted for approximately 12%, 19%, 16% and 14%, of our net sales.

16. Commitments and Contingencies

Lease

The Company leases office space under an operating lease for a two-year period through September 2011 with minimum annual rentals of $36,000. Rent expense for the three months ended July 31, 2010 and 2009 was approximately $9,000 and $12,000, respectively.

Future minimum payments for all leases are approximately as follows:

Years Ending
April 30,	Amount
2011	$36,000
2012	15,000
$51,000

License Agreement

In November 2005, the Company entered into an eight-year license agreement for sales of Trump Super Premium Vodka. Under the agreement, the Company is required to pay royalties on sales of the licensed product. The agreement requires minimal royalty payments through November 2012 which if not paid could result in termination of the license. The Company is currently in default under the terms of its license agreement with Trump Marks LLC. The Company under a non-documented arrangement with the licensor is continuing to sell the product both domestically and internationally. The Company and licensor are currently engaged in active discussion to both enhance the marketing of the brand and to amend the agreement under mutually beneficial terms.

In 2008, the Company entered into a licensing agreement with Vetrerie Bruni S.p.A. (“Bruni”), which has the patent to the Trump Vodka bottle design. The agreement is retroactive to January 1, 2008, and calls for annual minimum royalties of $150,000. Royalties are due on a per bottle basis on bottles produced by another bottle supplier of approximately 18% of the cost of such bottles.  The agreement terminates upon the expiration of the patent or the expiration of the Company’s license agreement with Trump Marks LLC. Due to a dispute with respect to the pricing and quantities of glass ordered and the source of readily available and more efficient alternative producers the Company entered into a dispute with Bruni Glass resulting in litigation which was resolved with a settlement  in October 2009. This settlement resulted in the reduction of the Company’s annual glass royalty obligation on a going forward basis by as much as 75% depending on utilization levels and a settlement of the outstanding balance the Company owed Bruni. In conjunction with the legal settlement, as of July 31, 2010 and April 30, 2010, the outstanding unpaid balance was $125,000.  On August 13, 2010, we issued 11,800,000 shares of our common stock with a fair value of $28,320 and on August 25, 2010, we issued 15,304,190 shares of our common stock with a fair value of $28,313 as payments in full and final settlement of our obligation.

In February 2008, we entered into a joint venture with Grammy Award-winning producer and artist, Dr. Dre. The Company and Dr. Dre have formed the joint venture to identify, develop, and market premium alcoholic beverages. The deal is under the umbrella of the agreement between the Company and Interscope Geffen A&M Records.  Our Leyrat Cognac is the joint ventures’ first beverage. In January 2009, the Company launched its Leyrat Estate Bottled Cognac, which it imports from a 200-year-old distillery in Cognac, France. The Company granted 10% of its 50% interest in the brand to the producer of the product, leaving us with a 45% interest, in return for the rights to distribute the product in the United States. The Company has 5% of the rights for the brand in Europe. The Company continues to work toward a major product launch agreeable between the parties.

Our license with respect to the Kid Rock related trademarks currently requires payments to Drinks Americas based upon volume through the term of the agreement.

Other Agreements

The Company has modified its agreement with a foreign distributor, through December 2023, to distribute our products in their country. The agreement requires the distributor to assume procurement of component parts, production, distribution and funding for approved marketing and promotion for the term of the agreement. The distributor is to pay the Company a quarterly fee no less than one fourth of $150,000 and certain incremental payments for set volume levels. In return for the fee and assumption of all financial support in the territory, the Company will be the exclusive distributor in Israel over the term of the agreement with the rights to be exclusive distributor in their country. The distributor is in the process of purchasing component parts for its own production. It is also anticipated that the Company may purchase up to five containers of product or 5,000 cases from the Company’s current inventory as a precursor to its own production in order to accelerate market entry. The Company received a prepayment $84,970 and recognized $21,243 for shipments in the fourth quarter-ended April 30, 2010 and for the three months ended July 31, 2010. As of July 31, 2010 and April 30, 2010, deferred revenue on the balance sheet amounted to $42,485 and $63,730, respectively.

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

Furthermore, the Company shall earn and Mexcor shall pay, a royalty fee on a per case or case equivalent basis on all Company products distributed by Mexcor which royalty fee will increase by ten percent on August 12, 2011, with additional ten percent increases (compounded) on August 15th of each successive year during the initial term of the agreement. Additionally, the Company shall earn $10.00 for each case of Damiana product, as defined, distributed by Mexcor. For the first full twenty-one calendar months following the effective date, Mexcor will pay the Company the greater of the per case royalty fees described above or the following monthly minimum royalties; $20,000, for the first six months; $35,000, for months 7-9 and $50,000 for months 10-21. The minimum monthly royalties are payable on the 15 th day of that month.

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

Litigation

On July 29, 2010, we entered into a settlement agreement with Socius CG II, Ltd. (“Socius”) pursuant to which we agreed to issue 38,800,000 shares of our common stock in exchange for satisfaction of the claim by Socius for $334,006. This settlement agreement required court approval before the issuance of such stock because it involved the payment of the settlement in the form of the Company’s common stock in reliance upon the Section 3(a) (10) exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended. On September 9, 2010, the court approved the settlement agreement and the issuance of the 38,800,000 shares to Socius as exempt from registration pursuant to the Section 3(a) (10) registration exemption.

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

In October 2009, James Sokol, a former salesperson for the Company, filed suit against the Company and its Chief Executive Officer in the Superior Court for the Judicial District of Fairfield (Docket Number CV 09 5027925 S) claiming unpaid compensation of $256,000. In November 30, 2009, we pledged 15,000,000 shares of Company common stock in lieu of a prejudgment remedy that the Plaintiff had sought against the Company and its Chief Executive Officer. On July 12, 2010, the Company and Mr. Sokol reached a settlement of the suit pursuant to which Mr. Sokol withdrew the suit on July 16, 2010 and thereafter returned the 15,000,000 shares of the Company’s common stock to the Company.

In February 2009, Vetrerie Bruni S.p.A (“Bruni”) the company that has the patent to the Trump Vodka bottle design filed a complaint against us in the U.S. District Court, Southern District of New York for alleged breach of contract and sought $225,000 for alleged past due invoices and royalties. The Company filed a counterclaim. In October 2009, the case was settled, This settlement resulted in the reduction of the Company’s annual glass royalty obligation on a going forward basis by as much as 75% depending on utilization levels and a settlement of the outstanding balance the Company owed Bruni. In conjunction with the legal settlement, as of July 31, 2010 and April 30, 2010, the outstanding unpaid balance was $125,000.  On August 13, 2010, we issued 11,800,000 shares of our common stock with a fair value of $28,320 and on August 25, 2010, we issued 15,304,190 shares of our common stock with a fair value of $28,313 as payments in full and final settlement of our obligation.

In June 2009, Liquor Group Wholesale, Inc. (“Liquor Group”), a company which provided distribution services for us in several states, filed a claim against us in Duval County, Florida for alleged damages including breach of contract.  Liquor Group asserted damages in excess of $1,000,000. The claim was filed against Drinks Americas Holding Limited, not Drink Americas, Inc., the contracting party.  Drinks America, Inc. has counter claimed against the initial Liquor Group claimants, and has included several other Liquor Group entities because of the considerable confusion Liquor Group has created through the use of multiple entities with the same or virtually identical names. The counter claim is for $500,000, and it includes claims concerning breach of contract, civil conspiracy, fraudulent concealment and civil theft. There is currently pending an arbitration before the American Arbitration Association involving the dispute between Liquor Group and Drinks Americas. The arbitration was originally set for June 22, 2010, but was suspended by the Arbitrator due to Liquor Group’s failure to pay all appropriate fees and deposits by May 24, 2010. The Arbitrator gave an extension of time until June 10, 2010 for all fees and deposits to be paid, which deadline Liquor Group again missed. Liquor Group has apparently subsequently paid the requisite deposits and it is anticipated that an arbitration hearing to be held in Jacksonville, Florida, will shortly be rescheduled.

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

17. Subsequent Events

The Company has evaluated subsequent events through the issuance of the interim consolidated financial statements, and which occured on September 20, 2010 and identified the following subsequent events:

In August 2010, we shipped Rheingold Beer, launched at first in the Northeast predominately in the tri-state areas of New York, New Jersey and Connecticut.  The Rheingold Brewery website is: www.rheingoldbrewingcompany.com.

In August 2010, we have entered into agreements with certain of our employees, including our Chief Executive Officer and certain members of our Board of Directors to satisfy accrued debt obligations aggregating approximately $640,000 owed to them for salary and consulting fees by issuing to them our Preferred Series C Stock in exchange and satisfaction of those accrued expenses.

Socius CG II, Ltd., (“Socius”), a creditor of the Company due to the purchase of various claims from various creditors of the Company, filed a complaint against the Company for breach of contract to recover on the claims against the Company on June 18, 2010 in the Supreme Court of the State of New York. On July 29, 2010, we entered into a settlement agreement with Socius pursuant to which we agreed to issue 38,800,000 shares of our common stock in exchange for satisfaction of the claim for $364,006. This settlement agreement required court approval before the issuance of such stock because it involved the payment of the settlement in the form of the Company’s common stock in reliance upon the Section 3(a) (10) exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended. On July 30, 2010, a Notice of Motion for Court Order Approving Stipulation for Settlement of Claims was submitted to the court, which moved for an order to enforce the terms of our proposed settlement with Socius. On September 9, 2010, the court approved the settlement agreement and the issuance of the 38,800,000 shares to Socius as exempt from registration pursuant to the Section 3(a)(10) registration exemption.

In connection with litigation matter discussed above, Mr. Shiekman has filed suit in court in July 2010 and the Company intends to vigorously defend against this claim.

On August 11, 2010, the Company entered into a Purchase and Satisfaction Agreement with Frederick Schulman, Esq. (the “Seller”) and E-Lionheart Associates, LLC (the “Purchaser”). Pursuant to the agreement, the Purchaser purchased from the Seller the debt owed by the Company to the Seller in the amount of $56,6335 (the “Debt”) in the form of a convertible note (the “Note”) in connection with legal fees owed by the Company to the Seller. The purchase price and payment for the Debt was $42,500. On August 12, 2010, the Purchaser converted 11,800,000 free-trading shares of the Company's common stock underlying the Note at a conversion price of $0.0024 per share for an aggregate amount of $28,320 of debt converted. On August 25, 2010, the Purchaser converted 15,304,190 free-trading shares of the Company's common stock underlying the Note at a conversion price of $0.00185 per share for an aggregate amount of $28,313 of debt converted. Both transactions have resulted in the full and final payment of our obligation under the Brunei litigation settlement discussed above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated or the context otherwise requires, all references in this Report on Form 10-Q to “we”, “us”, “our” and the “Company” are to Drinks Americas Holdings, Ltd., a Delaware corporation and formerly Gourmet Group, Inc., a Nevada corporation, and its majority owned subsidiaries Drinks Americas, Inc., Drinks Global Imports, LLC, D.T. Drinks, LLC, Olifant USA, Inc. (as of January 15, 2009), and Maxmillian Mixers, LLC and Maxmillian Partners, LLC.

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

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended April 30, 2010, and those described from time to time in our future reports filed with the Securities and Exchange Commission.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Introduction
The following discussion and analysis summarizes the significant factors affecting: (1) our consolidated results of operations for the three months ended July 31, 2010, compared to the three months ended July 31, 2009, and (2) our liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes included  in our Annual Report Form 10-K, filed on August 13, 2010.

Results of Operations

Three Months Ended July 31, 2010 Compared to Three Months Ended July 31, 2009

Net Sales: Net sales were approximately $102,000 under our revised royalty revenue business model for the three months ended July 31, 2010 compared to net sales of approximately $434,000 driven by the Company's wholesale business model for the three months ended July 31, 2009, a decrease of 76% reflective of the transition of our business model in February 2010 from a wholesale operation to a royalty based operation under our distribution and importation agreement with Mexcor, Inc.  As we announced previously, our business continues to be impacted by a shortage in working capital and a weak economy.

Trump Super Premium Vodka sales aggregated 1,145 cases, which accounted for approximately 38% of total dollar sales for the quarter ended July 31, 2010. For the quarter ended July 31, 2009, Trump Super Premium Vodka net sales aggregated $85,000, which accounted for 20% of total dollar sales.  Sales of Trump for the quarter ended July 31, 2010 continued to be effected by issues relating to distributors affiliated with the Liquor Group, who represented us in several “controlled states” and with whom we have an ongoing litigation, although we have corrected most of these issues through the appointment of new replacement distributors.

For the quarter ended July 31, 2010, Old Whiskey River Bourbon totaled 579 cases sold which accounted for approximately 17% of total dollar sales, which exceeded the first quarter sales of the prior year, by 98% or 286 cases.   For the quarter ended July 31, 2009, Old Whiskey River Bourbon net sales were $38,000 on 293 cases sold. For Aquila Tequila, we did not record any sales for the quarter ended July 31, 2010 and 2009, because due to the previously mentioned insufficient working capital, we decided to allocate our limited resources to the acquisition of inventory in other brands. Subsequently, through our agreement with Mexcor, Inc. we have re-launched Aguila Tequila in fiscal 2011 and begun making restocking shipments in the second quarter of fiscal 2011. Damiana Liqueur aggregated 844 cases sold or 7% of total dollar sales for the quarter ended July 31, 2010, a 294% increase in cases shipped compared to 214 cases sold for net sales of $29,400 for the quarter ended July 31, 2009.  There were no sales of our premium-imported wines for the quarter ended July 31, 2010 as the Company exited the business in the second quarter of fiscal 2010. Net sales of our premium-imported wines totaled $17,000 on 796 cases sold for the quarter ended July 31, 2009.  For the quarter ended July 31, 2010, Olifant vodka amounted to 3,631 cases sold or approximately 12% of total net sales. Net sales of Olifant vodka totaled approximately $234,000 on 5,514 cases sold for the quarter ended July 31, 2009.  We believe, and continuing customer demand and sales indicate, that sales of our economy priced Olifant vodka products continue to be very successful in this economic environment. The Company did not record any sales of Leyrat Cognac during the first quarter ended July 31, 2010 due to management’s decision to allocate scarce working capital resources to other brands. Net sales of for Leyrat Cognac were $4,500 on 30 cases sold for the quarter ended July 31, 2009. For the quarter ended July 31, 2010, Kid Rock Bad Ass Beer totaled 2,694 equivalent cases sold which compared to 2,325 equivalent cases sold or $21,970 for the first quarter ended July 31, 2009.

Gross Margin:  Gross margin under the royalty business model was $4,337, or 4.2% of net sales for the three months ended July 31, 2010 compared to gross margin of $128,000, or 29% of net sales under the wholesale business model for the three months ended July 31, 2009. This decrease in gross margin is attributable to the transition of our business model to a royalty-based operation from a wholesale model, coupled with our working capital shortfall, which resulted in a curtailment in certain product supply inventories.

Selling, General and Administrative Expenses: Selling, general and administrative expenses totaled approximately $640,000 for the three months ended July 31, 2010, compared to $1,624,000 for the three months ended July 31, 2009, a decrease of approximately $984,000, or 61%, attributable to our decision to reduce our operating and marketing expenses and thereby sustain our limited working capital. The overhead reductions resulted in lower payroll and payroll related and travel expenses. Additionally, our agreement with Mexcor, Inc. resulted in our ability to transfer our field sales force and its associated sales commission costs and travel expenses to Mexcor, Inc. as we restructured our business-operating model in fiscal 2010 under our distribution and importation agreement with   Mexcor, Inc. For the quarter, ended July 31, 2009, selling, general and administrative expenses included $290,000 of marketing fees associated with the 2009 Olifant Summer Concert Series.

Other  expense: Other  expense is comprised of interest expense totaling approximately $265,000 for the three months ended July 31, 2010 compared to interest expense of $438,000 for the three months ended July 31, 2009. This decrease is predominantly due to a reduction in the cost of financing our outstanding liabilities which we have systematically reduced by approximately $2,300,000 to $5,931,000 at July 31, 2010 from approximately $8,186,000 at July 31, 2009. This decrease in our outstanding debt is attributable to a decrease in our notes and loans payable of approximately $498,000; our repayment of $248,000 or nearly 74% of the outstanding loan payable to our CEO; a reduction of our outstanding accrued expenses and accounts payable of approximately $1,371,000 and the re-payment of $200,000 of our long-term debt.

Income Taxes: From our inception, we have incurred substantial net losses and as a result, have not incurred any income tax liabilities. Our federal net operating loss carry-forward is approximately $34,900,000, r.  which we can use to reduce taxable earnings in the future. No income tax benefits were recognized for the three months ended July 31, 2010 and 2009 as we have provided valuation reserves against the full amount of the future carry forward tax loss benefit. We will evaluate the reserve every reporting period and recognize the benefits when realization is reasonably assured.

Financial Liquidity and Capital Resources

While our working capital position has  benefited from our June 2009 sales of our debentures, our August 2009 agreement relating to our Series B Preferred Stock and our February 2010 Agreement with Mexcor, our business still continued to be effected by insufficient working capital. We will need to continue to manage carefully our working capital and our business decisions will continue to be influenced by our working capital requirements. Lack of liquidity continued to negatively affect our business and curtail the execution of our business plan.

Net Cash Used in Operating Activities: Net cash used in operating activities for the quarter ended July 31, 2010 was approximately $129,000. We have to date funded our operations predominantly through loans from shareholders, officers and investors and additionally through the issuance of our common stock as payment for outstanding obligations.

Net Cash use in Financing Activities: Net cash used in financing activities for the quarter ended July 31, 2010 was approximately $71,000 primarily related to the repayment of loans.

On July 29, 2010, we entered into a settlement agreement with Socius CG II, Ltd. (“Socius”) pursuant to which we agreed to issue 38,800,000 shares of our common stock in exchange for satisfaction of the claim by Socius for $364,006. This settlement agreement required court approval before the issuance of such stock because it involved the payment of the settlement in the form of the Company’s common stock in reliance upon the Section 3(a) (10) exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended. On September 9, 2010, the court approved the settlement agreement and the issuance of the 38,800.000 shares to Socius as exempt from registration pursuant to the Section 3(a) (10) registration exemption.

In August 2010, we entered into agreements with certain of our employees, including our Chief Executive Officer and certain members of our Board of Directors to satisfy accrued debt obligations aggregating approximately $630,000 owed to them for salary and consulting fees by issuing to them our Preferred Series C Stock in exchange and satisfaction of those accrued expenses.

Based on our current operating activities and plans, we believe our existing financings will enable us to meet our anticipated cash requirements for at least the next twelve months.

Impact of Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation has had a material effect on our results of operations.

Seasonality

Generally, the second and third quarters of our fiscal year (August-January) are the periods that we realize our greatest sales as a result of sales of alcoholic beverages during the holiday season. During the fourth quarter of our fiscal year (February-April), we generally realize our lowest sales volume as a result of our distributors decreasing their inventory levels, which typically remain on hand after the holiday season. Given our lack of working capital, the effects of seasonality on our sales have been lessened.

Royalties/Licensing Agreements

In November 2005, the Company entered into an eight-year license agreement for sales of Trump Super Premium  Vodka. Under the agreement, the Company is required to pay royalties on sales of the licensed product. The agreement provides for certain minimum royalty payments through November 2012 which if not satisfied could result in termination of the license.

Under our license agreement for Old Whiskey River, we are obligated to pay royalties of between $10 and $33 per case, depending on the size of the bottle.

Under our license agreement with Aguila Tequila, we are obligated to pay $3 per case.

Under our joint venture agreements with Dr. Dre and Interscope Records, which includes our Leyrat Cognac, we are obligated to pay a percentage of gross profits, less certain direct selling expenses.

The license agreement with respect to the Kid Rock related trademarks requires the   payment of   a per case royalty (or equivalent liquid volume), with certain minimum royalties for years 2 through 5 of the agreement payable on the first day of the applicable year.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) who is also our Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2010, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2010, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be declared by us in reports that we file with or submit to the Securities and Exchange Commission (the “SEC”) is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15 under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On July 29, 2010, we entered into a settlement agreement with Socius CG II, Ltd. (“Socius”) pursuant to which we agreed to issue 38,800,000 shares of our common stock in exchange for satisfaction of the claim by Socius for $364,006. This settlement agreement required court approval before the issuance of such stock because it involved the payment of the settlement in the form of the Company’s common stock in reliance upon the Section 3(a)(10) exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended. On September 9, 2010, the court approved the settlement agreement and the issuance of the 38,800,000 shares to Socius as exempt from registration pursuant to the Section 3(a)(10) registration exemption.

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

In October 2009, James Sokol, a former salesperson for the Company, filed suit against the Company and its Chief Executive Officer in the Superior Court for the Judicial District of Fairfield (Docket Number CV 09 5027925 S) claiming unpaid compensation of $256,000. In November 30, 2009, we pledged 15,000,000 shares of Company common stock in lieu of a prejudgment remedy that the Plaintiff had sought against the Company and its Chief Executive Officer. On July 12, 2010, the Company and Mr. Sokol reached a settlement of the suit pursuant to which Mr. Sokol withdrew the suit on July 16, 2010 and thereafter returned the 15,000,000 shares of the Company common stock to the Company.

In February 2009, Vetrerie Bruni S.p.A (“Bruni”) the company that has the patent to the Trump Vodka bottle design filed a complaint against us in the U.S. District Court, Southern District of New York for alleged breach of contract and sought $225,000 for alleged past due invoices and royalties. The Company filed a counterclaim. In October 2009, the case was settled, This settlement resulted in the reduction of the Company’s annual glass royalty obligation on a going forward basis by as much as 75% depending on utilization levels and a settlement of the outstanding balance the Company owed Bruni. In conjunction with the legal settlement, as of July 31, 2010 and April 30, 2010, the outstanding unpaid balance was $125,000.  On August 13, 2010, we issued 11,800,000 shares of our common stock with a fair value of $28,320 and on August 25, 2010, we issued 15,304,190 shares of our common stock with a fair value of $28,313 as payments in full and final settlement of our obligation.

In June 2009, Liquor Group Wholesale, Inc. (“Liquor Group”), a company which provided distribution services for us  in several states, filed a claim against us in Duval County, Florida for alleged damages including breach of contract.  Liquor Group asserted damages in excess of $1,000,000. The claim was filed against Drinks Americas Holding Limited, not Drink Americas, Inc., the contracting party.  Drinks America, Inc. has counter claimed against the initial Liquor Group claimants, and has included several other Liquor Group entities because of the considerable confusion Liquor Group has created through the use of multiple entities with the same, or virtually identical names. The counter claim is for $500,000, and it includes claims concerning breach of contract, civil conspiracy, fraudulent concealment and civil theft. There is currently pending an arbitration before the American Arbitration Association involving the dispute between Liquor Group and Drinks Americas. The arbitration was originally set for June 22, 2010, but was suspended by the Arbitrator due to Liquor Group’s failure to pay all appropriate fees and deposits by May 24, 2010. The Arbitrator gave an extension of time until June 10, 2010 for all fees and deposits to be paid, which deadline Liquor Group again missed. Liquor Group has apparently  subsequently paid the requisite deposits and it is anticipated that an arbitration hearing to be held in Jacksonville, Florida, will shortly be rescheduled.

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

Item 1A.	Risk Factors.

There  have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended April 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None ..

Item 6.	Exhibits.

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of J. Patrick Kenny, Chief Executive Officer and Chief Accounting Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 20, 2010

DRINKS AMERICAS HOLDINGS, LTD.

By:	/s/ J. Patrick Kenny
J. Patrick Kenny President and Chief Executive Officer and Chief Accounting Officer

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of J. Patrick Kenny, Chief Executive Officer and Chief Accounting Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002