Form 10-Q
period 2010-10-31
DRINKS AMERICAS HOLDINGS, LTD
filed 2010-12-20
CIK 873540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2010

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
Yes   ☐           No ☒

As of December 6, 2010 , the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 44,395,147.

DRINKS AMERICAS HOLDINGS, LTD. AND AFFILIATES

FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 31, 2010

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
Consolidated Balance Sheets

	OCTOBER 31,	APRIL 30,
	2010	2010
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$17,998	$203,552
Accounts receivable, net of allowance for doubtful accounts of $124,492and $127,846, respectively.	131,869	66,346
Inventories, net of allowances	168,645	222,608
Other current assets	65,095	19,789
Total current assets	383,607	512,295

Property and equipment, net of accumulated depreciation	20,555	32,309
Investment in equity investees	73,593	73,593
Intangible assets, net of accumulated amortization	1,887,758	1,971,300
Deferred loan costs, net of accumulated amortization	193,867	437,973
Other assets	55,560	85,735
Total assets	$2,614,940	$3,113,205
Liabilities and Shareholders' Deficiency
Accounts payable	$2,212,879	$2,199,665
Accrued expenses	2,313,226	2,744,058
Investor note payable	450,000	-
Notes and loans payable, net of long – term portion	479,889	437,196
Loan payable – related party	19,135	154,670
Deferred revenue	21,243	63,730
Total current liabilities	5,496,372	5,599,319

Notes and loans payable, net of current portion	400,000	400,000

Total liabilities	5,896,372	5,999,319

Commitments and Contingencies

Shareholders' deficiency:
Preferred stock, $0.001 par value; 1,000,000 shares authorized:
Series A Convertible: $0.001 par value; 10,544 shares issued and outstanding at October 31, 2010 and April 30, 2010.	11	11
Series B: $10,000 par value; 13.837 issued and outstanding, at October 31, 2010 and April 30, 2010.	138,370	138,370
Series C: $1.00 par value; 635,835 shares issued and outstanding, at October 31, 2010 and -0- at April 30, 2010.	635,835
Common stock, $0.001 par value; 500,000,000 and 100,000,000, respectively, authorized; issued and outstanding 32,017,000 shares and 18,873,000 shares at October 31, 2010 and April 30, 2010	32,017	18,873
Treasury stock, 738,333 and 1,738,333 common shares held at October 31, 2010 and April 30, 2010	—	—
Additional paid-in capital	40,828,612	40,111,695
Accumulated deficit	(44,966,450)	(43,217,597)
Total Drinks Americas Holdings, Ltd. shareholders' deficiency	(3,331,605)	(2,948,648)
Equity attributable to non-controlling interests	50,173	62,534
Total shareholders’ deficiency	(3,281,432)	(2,886,114)
Total liabilities and shareholders’ deficiency	$2,614,940	$3,113,205

See notes to unaudited consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six months ended		Three months ended
	October 31,		October 31,
	2010	2009	2010	2009

Net sales	$245,898	$449,278	$143,642	$15,305

Cost of sales	211,953	321,709	114,034	15,801

Gross margin	33,945	127,569	29,608	(496)

Selling, general & administrative expenses	1,326,110	3,210,057	685,940	1,586,440

Loss from Operations	(1,292,165)	(3,082,488)	(656,332)	(1,586,936)

Other income (expense):
Interest	(469,049)	(517,485)	(204,212)	(79,780)
Other	-	83,478	-	26,547
Net Other Expense	(469,049)	(434,007)	(204,212)	(53,233)

Net loss before allocation to non-controlling interests	$(1,761,214)	$(3,516,495)	$(860,544)	$(1,640,169)
Net loss attributable to non-controlling interests	12,361	-	10,129	-
Net loss attributable to Drinks Americas Holdings, Ltd.	$(1,748,853)	$(3,516,495)	$(850,415)	$(1,640,169)
Net loss per share (basic and diluted)	$(0.08)	$(0.55)	$(0.03)	$(0.24)
Weighted average number of common shares (basic and diluted)	23,544,905	6,408,794	27,247,013	6,798,710

See notes to unaudited consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	SIX MONTHS ENDED
	OCTOBER 31,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(1,761,214)	$(3,516,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95,296	481,527
Addition to inventory allowance	-	40,939
Stock and warrants issued for services of vendors, promotions, directors, interest payments and stock compensation	425,426	1,248,070
Increase in deferred loan costs	499,919	—
Investor return of collateral	450,000
Accounts payable settlements	—	243,083
Changes in operating assets and liabilities:
Accounts receivable	(65,523)	(61,382)
Due from factor	-	31,786
Inventories	53,963	160,524
Other current assets	(22,119)	8,784
Other assets	30,175	223,802
Accounts payable	13,214	(175,010)
Accrued expenses	201,892	1,163,000
Deferred revenue	(42,487)	—
Net cash (used in) operating activities	(121,458)	(151,372)

Cash Flows From Financing Activities:
Proceeds from debt		270,024
Repayment of debt	(111,226)	(147,535)
Proceeds from other notes	47,130	—
Net cash (used in) provided by financing activities	(64,096)	122,489

Net decrease in cash and equivalents	(185,554)	(28,883)

Cash and equivalents at beginning of period	203,552	30,169

Cash and equivalents at end of period	$17,998	$1,286

Supplemental disclosure of non-cash investing and financing transactions:
Increase in other current assets, other assets and additional paid in capital equal to the value of stock and warrants issued	$-	$210,000
Accrued interest capitalized to debt principal	$4,763	$9,149
Payment of accounts payable and accrued expenses with shares of common stock	$482,058	$379,568
Payments of notes by issuance of common stock	$-	$450,000
Increase in other current assets equal to increase in notes payable	$-	$100,000
Increase in deferred charges equal to decrease in note receivable, net	$499,919	$535,404
Increase in note payable from return of common stock	$450,000	$-
Increase in notes receivable equal to increase in note payable	$-	$2,625,000

Supplemental disclosure of cash flow information:
Interest paid	$6,061	$533

See notes to consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation and Nature of Business

Description of Business

Drinks Americas Holdings, Ltd,. (the “Company”, “we” and / or “Holdings”) through our majority-owned subsidiaries, Drinks Americas, Inc., Maxmillian Mixers, LLC, Maxmillian Partners, LLC., Drinks Global Imports, LLC, DT Drinks, LLC, and Olifant U.S.A., Inc. (as of January 15, 2009) import, distribute and market unique premium wine and spirits and alcoholic beverages associated with icon entertainers, celebrities and destinations, to beverage wholesalers throughout the United States and internationally.

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

Under the terms of the agreement, the parties have agreed to a 15-year term. Additionally, the Company has agreed to issue the principal of the business 12 million pre-reverse split shares of Company common stock equivalent to $800,000 post-reverse split in exchange for consulting services. Mexcor is eligible to receive financial incentives provided the parties deliver and attain certain minimum performance requirements.  Mexcor has agreed to deliver additional new brands to the Company’s brand portfolio, which the Companies plan to jointly acquire, develop and market.

As a result of the overhead reductions we initiated in the second quarter of fiscal 2010, our selling, general and administrative expenses for the year ended April 30, 2010 of approximately $3,874,000 reflect a substantial reduction of 32% or $1,846,000 compared to $5,720,000 for the year ended April 30, 2009.  The fiscal year 2010 decrease in selling, general and administrative expenses is predominately due to our decision to reduce our operating expenses and thereby sustain our limited working capital. The overhead reductions resulted in lower payroll and payroll related and travel expenses. Additionally, our agreement with Mexcor resulted in our ability to transfer of our field sales force and its associated sales commission costs and travel expenses to Mexcor. The reduction in selling, general and administrative expenses continues to benefit our current 2011 fiscal year. Selling, general and administrative expenses for the six and three months ended October 31, 2010 were approximately $1,326,000 and $686,000, respectively or approximately $1,884,000 and $900,000 lower, respectively (59% and 57%, respectively), than selling, general and administrative expenses for the six and three months ended October 31, 2009.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-K for the year ended April 30, 2010.  In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and six months ended October 31, 2010 are not necessarily indicative of the results of operations to be expected for the full year.

Reverse Stock Split

On November 15, 2010, the Company amended its certificate of incorporation to affect a 15-to-1 reverse stock split, which was approved by Financial Industry Regulatory Authority and became effective. As a result of the reverse split, each 15 shares of Common Stock (the “Old Shares”) became and converted into one share of Common Stock (the “New Shares”), with stockholders who would receive a fractional share to receive such additional fractional shares as l resulted in the holder having a whole number of shares. All references to shares of common stock in the following financial statements have been retroactively restated in accordance with FASB ASC 260-10-55-12. Issued and outstanding and treasury shares as reported on the balance sheets at October 31, 2010 and April 30, 2010 have been retroactively restated to the earliest period presented to give effect for the reverse stock split. Earnings per share calculations for the six and three months ended October 31, 2010 and 2009 are based on the New Shares. As such, the total number of the common stock shares outstanding as of October 31, 2010 and 2009 were 32,017,000 and 18,873,000 shares, respectively.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated balance sheets as of October 31, 2010 and April 30, 2010, the consolidated results of operations for the six and three months ended October 31, 2010 and 2009, and consolidated cash flows for the six months ended October 31, 2010 and 2009 , reflect Holdings and its majority-owned subsidiaries (collectively, the "Company"). All intercompany transactions and balances in these financial statements have been eliminated in consolidation. The amounts of common and preferred shares authorized, issued and outstanding as of October 31, 2010 and April 30, 2010 are those of Holdings. Common shares issued and outstanding have been restated to give effect to a 15-1 reverse stock split which became effective November 15, 2010, subsequent to the balance sheet date.

Going Concern

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of October 31, 2010, the Company has a shareholders' deficiency of approximately $3,332,000 applicable to controlling interests compared with $2,949,000 applicable to controlling interests at April 30, 2010, and working capital deficiency of $5,113,000 as of October 31, 2010 and has incurred significant operating losses and negative cash flows since inception. For the six and three months ended October 31, 2010, the Company sustained a net loss of approximately $1,749,000 and $850,000, respectively compared to a net loss of $3,516,000 and $1,640,000, respectively for the six and three months ended October 31, 2009 and used cash of approximately $121,000 in operating activities for the six months ended October 31, 2010 compared with approximately $151,000 for the six months ended October 31, 2009. We will need additional financing which may take the form of equity or debt and we have converted certain liabilities into equity.  We anticipate that increased sales revenues from our newly launched Rheingold Beer product line and our Mexcor Agreement will contribute to improving our cash flow and provide additional liquidity from operations.  In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written-off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations at October 31, 2010 and April 30, 2009, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. The Company's policy is to record an impairment loss at each balance sheet date when it is determined that the carrying amount may not be recoverable. Recoverability of these assets is based on undiscounted future cash flows of the related asset. For the year ended April 30, 2009, the Company determined that based on estimated future cash flows, the carrying amount of our Rheingold license rights exceeded its fair value by $90,000, and accordingly, recognized an impairment loss of $90,000. For the six months ended October 31, 2010, the Company concluded that there was no impairment as the Company has actively invested in the Rheingold license and launched Rheingold Beer with shipments into the Metro New York market, including New Jersey, Connecticut, and Pennsylvania in August 2010.

Deferred Charges and Intangible Assets

The costs of intangible assets with determinable useful lives are amortized over their respectful useful lives and reviewed for impairment when circumstances warrant. Intangible assets that have an indefinite useful life are not amortized until such useful life is determined to be no longer indefinite. Evaluation of the remaining useful life of an intangible asset that is not being amortized must be completed each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Indefinite-lived intangible assets must be tested for impairment at least annually, or more frequently if warranted. Intangible assets with finite lives are generally amortized on a straight line bases over the estimated period benefited. The costs of trademarks and product distribution rights are amortized over their related useful lives of between 15 to 40 years. We review our intangible assets for events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable, in which case an impairment charge is recognized currently.  Management has examined our annual impairment evaluation and the results of our tests indicate that there was no impairment for the six and three months ended October 31, 2010. Deferred financing costs are amortized ratably over the life of the related debt. If debt is retired early, the related unamortized deferred financing costs are written-off in the period debt is retired.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future   tax consequences attributable to differences between the financial statement   carrying amounts of existing assets and liabilities and their respective tax basis.    The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the results of operations in the period the new laws   are enacted. A valuation allowance is recorded to reduce the carrying   amounts of deferred tax assets unless, it is more likely than not, that such assets will be realized. The Company has recognized no adjustment for uncertain tax provisions. As of October 31, 2010, the consolidated net operating loss carry forward available to offset future years’ taxable income is in excess of approximately $35,800,000 expiring in various years through 2030.

Stock Based Compensation

The Company accounts for stock-based compensation using the modified prospective approach. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees and non-employees.

Earnings (Loss) Per Share

The Company computes earnings (loss) per share whereby basic earnings (loss) per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings (loss) per share is determined in the same manner as basic earnings (loss) per share except that the number of shares is increased to assume exercise of potentially dilutive and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the six and three months ended October 31, 2010 and 2009, the diluted earnings per (loss) share amounts equal basic earnings (loss) per share because the Company had net losses and the impact of the assumed exercise of contingently issuable shares would have been anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates.

Recent accounting pronouncements

In July 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  This ASU amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Except for the expanded disclosure requirements, the adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

3. Accounts Receivable

Accounts Receivable as of October 31, 2010 and April 30, 2010, consist of the following:

	October 31, 2010	April 30, 2010
	(Unaudited)

Accounts receivable	$256,361	$194,192

Allowances	(124,492)	(127,846)
	$131,869	$66,346

For the six months ended October 31, 2010, $15,971 was written-off as uncollectible.

4. Inventories

Inventories as of October 31, 2010 and April 30, 2010 consist of the following:

	October 31, 2010 (Unaudited)	April 30, 2010
Raw Materials	$87,546	$87,546
Finished goods	158,087	168,948
Reserves for excess and slow-moving inventories	(76,988)	(33,886)
	$168,645	$222,608

All raw materials used in the production of the Company's inventories are purchased by the Company and delivered to independent production contractors.

5. Other Current Assets

Other Current Assets as of October 31, 2010 and April 30, 2010 consist of the following:

	October 31, 2010 (Unaudited)	April 30, 2010
Employee advances	$13,686	$—
Prepaid Other	51,409	19,789
	$65,095	$19,789

Prepaid other are comprised of prepaid marketing fees, employee travel advances and expenses.

6. Property and Equipment

Property and equipment as of October 31, 2010 and April 30, 2010 consist of the following:

		October 31,
	Useful Life	2010 (Unaudited)	April 30, 2010
Computer equipment	5 years	$23,939	$23,939
Furniture & fixtures	5 years	10,654	10,654
Automobiles	5 years	68,337	68,337
Leasehold Improvements	5 years	66,259	66,259
Production molds & tools	5 years	122,449	122,449
		291,638	291,638
Accumulated depreciation		(271,083)	(259,329)
		$20,555	$32,309

Depreciation expense for the six and three months ended October 31, 2010 and 2009, was $11,754 and $5,877 and $16,105 and $8,043, respectively.  Depreciation expense for the year ended April 30, 2010 was $26,591.

7. Intangible Assets

Intangible assets include the acquisition costs of trademarks, license rights and distribution rights for the Company’s alcoholic beverages.

As of October 31, 2010 and April 30, 2010, intangible assets are comprised of the following:

	October 31, 2010 (Unaudited)	April 30, 2010
Trademark & distribution rights of Olifant vodka acquisition	$1,333,333	$1,333,333
Trademark and license rights of Rheingold beer	230,000	230,000
Mexcor agreement	240,000	240,000
Other trademark and distribution rights	575,000	575,000
	2,378,333	2,378,333
Accumulated amortization	(490,575)	(407,033)
	$1,887,758	$1,971,300

Amortization expense for the six and three months ended October 31, 2010 and 2009, was $83,542 and $41,771 and $74,656 and $37,328, respectively. Amortization expense for the year ended April 30, 2010 was $161,350.

8. Note receivable

On June 19, 2009, (the "Closing Date") we sold to one investor (the “Investor”) a $4,000,000 non-interest bearing debenture with a 25% ($1,000,000) original issue discount, that matures in 48 months from the Closing Date (the Drink’s Debenture) for $3,000,000, consisting of $375,000 paid in cash at closing and eleven secured promissory notes, aggregating $2,625,000, bearing interest at the rate of 5% per annum, each maturing 50 months after the Closing Date (the “Investor Notes”).  The Investor Notes, the first ten of which are in the principal amount of $250,000 and the last of which is in the principal amount of $125,000, are mandatorily pre-payable, in sequence, at the rate of one note per month commencing on January 19, 2010, subject to certain contingencies.    As a practical matter, the interest rate on the Investor Notes serves to lessen the interest cost inherent in the original issue discount element of the Drinks Debenture. For the mandatory prepayment to occur no Event of Default or Triggering Event as defined under the Drinks Debenture shall have occurred and be continuing and the outstanding balance due under the Drinks Debenture must have been reduced to $3,500,000 on January 19, 2010 and be reduced at the rate of $333,334 per month thereafter. Due to the uncertainty of the mandatory prepayments by the Investor, the note receivable has been classified as a long term asset as of October 31, 2010 and April 30, 2010.

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

Also as part of this financing, the Investor acquired warrants to purchase 166,667 shares of our common stock at an exercise price of $0.35 per share (the “Investor Warrants”).  The Investor Warrants contain full ratchet anti-dilution provisions, as to the exercise price and are exercisable for a five-year period. Management has determined that the aggregate value of the warrants was $142,500 based on the market price per share of the Company’s common stock on the date of the agreement.

In order to secure waivers which the investors in our December 2007 placement of our  Series A Preferred stock claimed were required for the Company to consummate this financing, we allowed, and the three December investors elected, to  convert an aggregate of $335,800 (335.8 shares) of our preferred stock into 223,867 shares of our common stock. In addition, in August 2009 we allowed the two other holders of our Series A Preferred Stock to convert an aggregate of $134,625 (134.6 shares) of our Series A Preferred Stock into 80,000 shares of our common stock.  The book value of the preferred stock converted exceeded the par value of the common stock received on the date of conversions. It was subsequently agreed with the lead investor that the Company would not be required to issue shares of our common stock for debt or employee compensation.

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

In March 2010, the Company delivered to the Placement Agent, in aggregate 311,608 Placement Agent Warrants as follows: effective February 24, 2010, a warrant to purchase 28,334 shares of Company common stock at an exercise price of $0.2391; effective February 11, 2010, a warrant to purchase 1,333,334 shares of Company common stock at an exercise price of $0.015; effective January 15, 2010, a warrant to purchase 66,667 shares of Company common stock at an exercise price of $0.0938 ; effective December 30, 2009, a warrant to purchase 45,455 shares of Company common stock at an exercise price of $0.01375; effective August 28, 2009, a warrant to purchase 12,821  shares of Company common stock at an exercise price of $0.9750  $0.065; effective June 19, 2009, a warrant to purchase 16,667 shares of Company common stock at an exercise price of $1.4063 ; and, effective June 19, 2009, a warrant to purchase 8,334  shares of Company common stock at an exercise price of $6.5625 .. The fair value, taken together, of the warrants determined using Black-Scholes valuation model was determined to be $101,864 at the dates of grant and is recorded as deferred financing costs a long-term asset on the balance sheet and additional paid in capital. The warrants are being amortized over 5 years. For the six and three months ended  October  31, 2010, $10,270 and $5,135, respectively has been expensed. As of April 30, 2010, $10,172 has been expensed.

Our CEO has guaranteed our obligations under the Drinks Debenture in an amount not to exceed the lesser of (i) $375,000 or (ii) the outstanding balance owed under the Drinks Debenture.  In addition, the Company, our CEO, COO, and three other members of our Board of Directors, either directly, or through entities they control, pledged an aggregate of 800,248  shares of our common stock (of which 200,000 was pledged by the Company) to secure our obligations under the Drinks Debenture (the “Pledged Shares”). As a direct result of the guarantees and shares of common stock provided by the above individuals, the Company agreed to issue shares of common stock totaling 300,124  with an estimated fair value totaling $675,279.  The estimated fair value of the stock commitment was accounted for as a deferred loan cost and a contribution to capital (due to shareholders), with deferred loan costs being amortized ratably over 48 months.

On July 14, 2009, the value of the Pledged Shares fell below the required amount and consequently the Investor delivered a notice of default to the Company. On August 31, 2009, the Investor and the Company agreed to the First Amendment to the Drink’s Debenture, which waived the default. Pursuant to the First Amendment, the outstanding balance of the debenture was increased by $400,000 and the debenture will carry an interest rate of 12% per annum.  In addition, a member of the Company’s board of directors pledged 84,216 shares of our common stock as security for our obligations under the debenture, which increased the total number of shares pledged for this purpose.  In return, the investor has prepaid $200,000 of the notes it issued to the Company in partial payment for the debenture and agreed that the provisions of the debenture relating to a 10% premium and the imposition of default interest will not apply in the event a “Triggering Event”, as defined in the debenture, was to occur in the future.

In response to the default, the Investor transferred 168,243 shares of the non-Company Pledged Shares into its own name in order to commence sale thereof to satisfy payment of the Drinks Debenture. Accordingly and upon the Company’s request, the Investor agreed to waive its right under an Event of Default. The value of the 168,243  shares on the date transferred to the Investor aggregated $378,547 which when sold by the Investor will reduce the balance of the Drinks Debenture.  The aggregate value of $378,547 of the shares transferred has been accounted for as a reduction of the Drinks Debenture with a corresponding increase to additional paid-in capital.

In addition, as a result of the default, 200,000 of the Company shares having an aggregate value of $450,000 that were issued in July, 2009 were transferred to the Investor.

On October 27, 2009, the Investor declared a second default under our $4,400,000 debenture because of the failure of the Pledged shares, to legally secure the debenture that had been acquired by St. George.  The Company has secured an agreement from the Investor not to enforce the default based on any decline in value of the pledge shares that has occurred in the past or that may occur prior to December 31, 2006.  Under the terms of such agreement, the Investor received title to 214,000 of non-Company pledged shares having a fair market value on that date of $160,500.  The fair value of these shares totaled $160,500 and has been reflected as a reduction of the Debenture payable and an addition to additional paid-in capital.

As a result of the depletion of the non-Company pledged shares, the Company agreed to issue and did issue in November 2009 and January 2010 an aggregate 1,200,373 shares of Company common stock to the individuals at a fair market value of $720,224.   Included in the total shares is 300,124 shares, which represent satisfaction of the original share commitment to the individuals at the inception of the Debenture agreement (see paragraph above).  The difference in the fair value of the 300,124 issued shares and the original estimated fair value of these shares in July 2009, reduced, as of November 2009 deferred loan costs as originally recorded, additional paid-in capital, and the related accumulated loan cost amortization

At October 31, 2010, the drinks debenture, excluding the return of the 200,000 shares (post-reverse split) issued as collateral to our investor in July 2009 in the amount of $450,000 which was previously treated as a reduction in our loan balance, was $2,161,404, offset by debenture debt discount of $1,030,719, investor notes receivable of $792,646 and deferred loan costs of $531,901 resulting in a net asset of deferred loan costs balance of $193,867, which has been reflected as a non-current asset in the accompanying consolidated balance sheet. The returned collateral has been reflected separately in the consolidated balance sheet as an investor note payable in current liabilities. At April 30, 2010, offsetting of the Drinks Debenture of $2,835,953 was unamortized Debenture debt discount of $1,319,938 and investor notes receivable of $1,444,836 and deferred loan costs of $605,559 resulting in a net asset of deferred loan costs balance of $437,973, which balance has been reflected as a non-current asset in the accompanying consolidated balance sheet.

9. Other assets

In August 2008, the Company entered into a three-year agreement with an unrelated entity to provide marketing and promotional services for the Company.  Under the terms of the agreement, as consideration for the services to be provided, the Company is to issue warrants to purchase an aggregate of 23,334 shares of Company stock at an exercise price of $7.50. The Company determined, as of the grant date the warrants had an aggregate value of $6,730, which was being amortized over the three-year benefit period. As of October 31, 2010 and April 30, 2010 the warrants were fully amortized. As of October 31, 2010 and April 30, 2010, a warrant to purchase an aggregate of 18,334 shares of Company stock was issued and the balance of 5,000 remains to be issued.

On June 14, 2007, in connection with an endorsement agreement, the Company issued warrants to purchase 53,400 shares of the Company’s common stock at a price of $19.26 per share. The warrants may be exercised at any time up to June 14, 2017. The Company determined that the warrants had a value of $416,500, as of the date the warrants were granted, which is being amortized over the three-year term of the endorsement agreement. The warrants have cashless exercise provisions.  At October 31, 2010, and April 30, 2010, the unamortized balance of these warrants was $-0- and $16,494, respectively. In addition, the Company has agreed to issue, as partial consideration for monthly consulting services, to a principal of one of the entities involved in the endorsement agreement, warrants to purchase 200  shares of the Company’s common stock per month at the monthly average market price.  At April 30, 2010, warrants to purchase 7,200 shares of the Company’s stock accrued under this agreement, of which a warrant for 3,600  shares was issued at exercise prices ranging from $2.85 to $31.80 per share of common stock. Each warrant issuance has an exercise period of 5 years from date of issuance.  At October 31, 2010, and April 30, 2010, the agreement was terminated and the balance of 3,600 shares will not be issued.

10. Notes and Loans Payable

Notes and Loans Payable as of October 31, 2010 and April 30, 2010 consisted of the following:

	October 31, 2010
	(Unaudited)	April 30, 2010
Convertible note (a)	$100,000	$100,000
Olifant note (b)	695,260	695,260
Convertible promissory note (c)	47,130	-
Other (d)	37,500	41,936
	879,890	837,196
Less current portion	479,890	437,196

Long-term portion	$400,000	$400,000

(a)
In October 2006, the Company borrowed $250,000 and issued a convertible promissory note in like amount. The Company originally extended the due date of the loan to October 2008 from October 2007 in accordance with the terms of the original note agreement. On March 1, 2009, the note was amended to extend the due date to October 18, 2009. As of March 1, 2009, the principal amount of the amended note is $286,623, which includes the original $250,000 of principal plus accrued and unpaid interest of 36,623 as of March 1, 2009. The amended note is convertible into shares of our common stock at $5.25  per share, a decrease from the $9.00  price under the original note but at a premium to the market price on the date of the amended agreement, with certain anti-dilution provisions. The note bears interest at 12% per annum which is payable quarterly. At the option of the lender, interest can be paid in shares of Company common stock. Under the terms of the amended note, monthly principal payments of $20,000 were to commence June 1, 2009 with the balance paid at maturity. At of July 2009, the Company had not made any payments under the amended note and  reached an informal agreement with the note-holder, to issue 3,333  shares of the Company’s common stock for each week of nonpayment.

On August 4, 2009 and on September 29, 2009, the Company issued the note-holder 13,333  and 26,667 shares of its common stock, respectively as payment of interest on the note with values of $28,000 and $32,000, respectively. In addition, as consideration for extending the note the Company issued the lender 19,109 shares of Company common stock, which had a value of $42,992.  On November 23, 2009, the Company issued 26,667 shares of common stock, which had a value of $12,000 in satisfaction of interest payable on the note described above in Note 10 (a). At October 31, 2010 and April 30, 2010, the value of the 19,109  shares issued was fully amortized.

On November 9, 2009, the Company issued an unsecured $100,000 convertible note that matures on November 9, 2010. Interest accrues at a rate of 12.5% per annum and is payable quarterly. At the option of the note holder, interest can be paid in either cash or shares of Company common stock based on the convertible note’s $0.06 conversion price. As additional consideration, the Company granted the note holder 16,667 shares of the Company’s common stock and agreed to register the shares by January 8, 2010 or pay to the note holder as damages additional shares of the Company’s common stock equal to 2.0% of the common shares issuable upon conversion of the convertible note. The Company also granted the note holder piggyback registration rights.  On June 28, 2010, the Company issued the note holder 8,889 shares of common stock with a fair value of $973 as damages for failing to timely register the 16,667 common shares. For the six and three months ended  October 31, 2010, interest expense of $6,490 and $3,194, respectively was accrued and expensed. At April 30, 2010, interest expense of $6,061 was accrued on the note and paid on June 30, 2010.

On December 10, 2010 the convertible note payable in the amount of $100,000 was amended and extended for six months, and the Company is in discussions with the note holder regarding additional consideration to be provided for extending the term of the note.

On November 9, 2009, the Company issued the 16,667 shares valued at $10,000, which the Company deemed a loan origination fee. At October 31, 2010 and April 30, 2010, $111 and $5,222, respectively has been recorded as a deferred charge on the balance sheets and $9,889 and $4,778, respectively has been amortized to interest expense.

On November 9, 2009, an investor purchased a $309,839 past due Company Note. On November 13, 2009, the Company exchanged the past due Company Note for a new $447,500 Convertible Promissory Note. The new convertible promissory note is convertible at the note holder’s option using a conversion price based on the prevailing market prices. As of April 30, 2010, the Company issued the note holder 1,990,091 shares of Company common stock in satisfaction of conversions of note principal and interest expense of $7,928.

(b)
On January 15, 2009, (the “Closing”), the Company acquired 90% of the capital stock of Olifant U.S.A, Inc. (“Olifant”),  pursuant to a Stock Purchase Agreement (the “Agreement. The Company has agreed to pay the sellers $1,200,000 for its 90% interest: $300,000 in cash and common stock valued at $100,000 to be paid 90 days from the Closing date. The initial cash payment of $300,000 which was due 90 days from Closing, was reduced to $149,633, which was paid to the sellers in August 2009 together with Company common stock having an aggregate value of $100,000 based on the date of the Agreement.  The Company issued a promissory note for the $800,000 balance. The promissory note is payable in four annual installments, the first payment is due one year from Closing. Each $200,000 installment is payable $100,000 in cash and Company stock valued at $100,000 with the stock value based on the 30 trading days immediately prior to the installment date. The cash portion of the note accrues interest at a rate of 5% per annum. On January 15, 2010, the Company paid the first loan installment in the amount of $200,000 and $5,000 in interest. The Company issued 330,033 shares as payment for the stock portion of the installment, and at the election of the sellers, $63,000 in cash and 138,614  in common stock as payment of the cash and interest portion on the first installment. For the six and three months ended October 31, 2010, interest expense of $10,222 and $5,111, respectively has been expensed and accrued. At April 30, 2010 interest expense of $4,944 was accrued.

(c)
On July 12, 2010, the Company settled its lawsuit with James Sokol (“Sokol”) (see Note 16- Litigation) in accordance with the settlement, the Company issued a 6% convertible promissory note in the amount of $47,130. Principal and interest on the note are payable upon the successful completion by the Company of a $1,000,000 financing or on January 1, 2013. In lieu of cash, Sokol may elect to receive the principal and interest due on the note for an equivalent value of common shares of the Company. As of October 31, 2010, the Company accrued interest payable of $872.

(d)	On March 4, 2010, the Company issued to a shareholder 133,333 shares of its common stock with a fair value of $40,000 in full payment of the outstanding loan for financial consulting services.

On November 5, 2009, the Company borrowed $37,500 from an investor under an informal agreement for working capital purposes. The loan is payable on demand and is classified under notes and loans payable as a current liability on the balance sheet as of October 31, 2010 and April 30, 2010, respectively.

 11. Accrued expenses

Accrued expenses consist of the following at October 31, 2010 and April 30, 2010:

	October 31, 2010 (Unaudited)	April 30, 2010
Payroll, board compensation and consulting fees owed to officers, directors and shareholders	$788,051	$1,220,392
Other payroll and consulting fees	716,533	688,740
Interest	534,160	405,394
Other	274,482	429,532
	$2,313,226	$2,744,058

At October 31, 2010 and April 30, 2010, Other accrued expenses includes accruals for professional legal services , directors and officers liability insurance, public relations, marketing fees and business travel expenses.

12. Shareholders' Deficiency

In addition to those referred to in Notes 8, 9, and 10 additional transactions affecting the Company's equity for the six months ended October 31, 2010 are as follows:

On October 5, 2010, in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert  $88,800 of the outstanding balance of the Debenture in exchange for 1,600,000 shares of our common stock.

On October 6, 2010, in connection with the Socius CG II, Ltd. (“Socius”), litigation settlement (See Note 16 –Litigation), we issued 2,586,667 shares of our common stock with a fair value of $131,920 to Socius in compliance with the September 9, 2010 court approved settlement agreement in exchange for satisfaction of the claim for $364,006. On November 17, 2010, since we could only deliver partial payment in shares, as we had attained the limit of our authorized shares, we delivered 3,300,00 shares with a fair value of $122,100 to Socius in partial settlement of the outstanding obligation. See Subsequent Event Note – 17.

On October 13, 2010, in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert  $48,000 of the outstanding balance of the Debenture in exchange for 866,667 shares of our common stock.

On September 15, 2010, the Company authorized the issuance of 650,000 shares of preferred stock designated Series C Preferred Stock (the “Series C Preferred Stock”). Each share of the Series C Preferred Stock will be convertible into the number of shares of the Common Stock equal to the Stated Value of $1.00 divided by the Conversion Price of $0.10 subject to adjustment for stock splits, stock dividends and similar transactions. The Series C Preferred Stock will vote as a single class with the common stock and the holders of the Series C Preferred Stock will have the number of votes equal to 165 times the number of shares of Series C Preferred Stock. Upon liquidation, the holders of the Series C Preferred Stock will have the right to receive, prior to any distribution with respect to the common stock, but subject to the rights of the holders of the Series A Preferred Stock and Series B Preferred Stock, the stated value (plus any other fees or liquidated damages payable thereon).

On September 27, 2010, in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert  $50,000 of the outstanding balance of the Debenture in exchange for 555,556 shares of our common stock.

On September 28, 2010, we issued 856,991 shares of our common stock under our 2010 Stock Incentive Plan with a fair value of $53,566 for legal services. The shares vested immediately on the date of grant.

On September 29, 2010, we received the consent of approximately 53% of the voting power of our outstanding common shares and Series C Preferred Stock, voting together as one class, that were entitled to give such consent, for the approval of an amendment to our certificate of incorporation to effect a 15-to-1 reverse stock split.

On August 30, 2010, the Company entered into a series of securities exchange agreements with four directors of the Company, pursuant to which the directors each agreed to return for cancellation, warrants to purchase an aggregate of 655,920 shares of the Company’s common stock, and on October 14, 2010, the Company issued, upon receipt of the warrants, an aggregate of 59,743 shares of the Company’s Series C Preferred Stock to its four directors.

Additionally, on August 30, 2010, the Company entered into an agreement with its Chairman and Chief Executive Officer, pursuant to which, the Company agreed to issue 576,091 shares of its Series C Preferred Stock as payment of $576,091 or 90% of the aggregate salary of $640,101 owed and accrued by the Company to its Chairman and CEO as of that date. On October 14, 2010, the Company issued 576,091 shares of its Series C preferred Stock to its Chairman and CEO.

On August 13, 2010, we issued 786,667 shares of our common stock with a fair value of $28,320 and on August 25, 2010, we issued 1,020,280 shares of our common stock with a fair value of $28,313 as payments in full and final payment of our obligations in conjunction with the legal settlement of the Brunei litigation (See Note 16-Litigation).

On May 10, 2010, in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert  $75,000 of the outstanding balance of the Debenture in exchange for 400,000 shares of our common stock.

On May 25, 2010, in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert $116,666 of the outstanding balance of the Debenture in exchange for 740,737 shares of our common stock.

On June 25, 2010, in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert $150,000 of the outstanding balance of the Debenture in exchange for 1,785,715 shares of our common stock

On July 19, 2010, in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert $133,334 of the outstanding balance of the Debenture in exchange for 1,777,787 shares of our common stock.

On June 24, 2010, the Company entered into an agreement (the “Agreement”) with Enable Growth Partners, LP, Enable Opportunity Partners, LP and Pierce Diversified Strategy Master Fund, LLC (the “Holders”) pursuant to which the Company agreed, in part, to issue the Holders an aggregate 800,000 shares of its Common Stock with a fair value of $67,200, in accordance with the terms of the Agreement which permitted the waiver and lifting of certain various provisions from prior agreements.

On June 2, 2010, we issued 147,232 shares to our CEO in exchange for $25,000 payment of past due and accrued salary due him.

On June 2, 2010, we issued 133,333 shares of our common stock under our 2010 Stock Incentive Plan with a fair value of $22,640 for marketing consulting services. The shares vested immediately on the date of grant.

On May 25, 2010, we issued 103,181 shares of our common stock under our 2010 Stock Incentive Plan with a fair value of $17,706 for marketing consulting services. The shares vested immediately on the date of grant.

On May 26, 2010, we issued 332,906 shares of our common stock under our 2009 Stock Incentive Plan with a fair value of $57,127 for legal services. The shares vested immediately on the date of grant.

On May 26, 2010, we issued 49,767 shares of our common stock under our 2009 Stock Incentive Plan with a fair value of $8,540 for legal services. The shares vested immediately on the date of grant.

On July 19, 2010, we issued 133,333 shares of our common stock under our 2010 Stock Incentive Plan with a fair value of $10,000 for marketing consulting services. The shares vested immediately on the date of grant.

On July 16, 2010, we issued 293,333 of our common stock with a fair value of $77,000 to a director for financial consulting services.

13.  Stock Incentive Plans

On April 13, 2010, the Company filed a registration statement on Form S-8 and registered 2,000,000 shares issuable under the 2010 Plan.  As of October 31, 2010, the Company has issued 1,222,839 shares of Company common stock under the plan as compensation for legal and marketing services at a fair value of $103,912 and 773,161 shares remain available for future issuance under the 2010 Plan.

On November 6, 2009, the Company filed a registration statement on Form S-8 and registered 1,333,333 shares issuable under the 2009 Stock Incentive Plan (the “2009 Plan”). As of April 30, 2009, the Company issued 906,490 shares of Company common stock under the plan as compensation for legal and marketing services at a fair value of $ 316,450 which vested immediately upon grant. As of October 31, 2010, 1,289,163 shares of common stock were issued under the plan as compensation for legal and marketing services at a fair value of $382,117 and 44,170 shares remain available for future issuance under the 2009 Plan.

In January 2009, the Company’s shareholders approved the 2008 Stock Incentive Plan (the “2008 Plan”) which provides for awards of incentives of non-qualified stock options, stock, restricted stock and stock appreciation rights for its officers, employees, consultants and directors in order to attract and retain such individuals and to enable them to participate in the long-term success and growth of the Company.  , Under the 2008 Plan, 666,667 common shares were reserved for distribution. As of October 31, 2010, 618,333 have been issued and 48,334 remain available for future issuance. Of this amount, 30,000 of the shares issued to employees were subsequently canceled when the employees terminated their service with the Company. Stock options granted under the Plan are granted with an exercise price at or above the fair market value of the underlying common stock at the date of grant, generally vest over a four-year period and expire 5 years after the grant date.

On November 9, 2009, the Company granted 233,333 shares under the 2008 Plan at fair value of $132,000 to several consultants, which vested immediately upon grant, as compensation for legal and marketing services.

On March 12, 2009, the Company granted an aggregate of 385,000 options under its 2008 Stock Incentive Plan to various employees, the directors of the Company, and to two consultants to the Company.  The exercise price of the options granted to employees and directors and one of the consultants was at the market value (other than those issued to our CEO which was at a 10% premium to the market value) of the underlying common stock at the date of grant. The exercise price of the options granted to the other consultant, $0.35, was above the fair market value of the underlying common stock at the date of grant. The value of the options on the date of grant was calculated using the Black-Scholes formula with the following assumptions: risk free frate-2%, expected life of options –5 years, expected stock volatility -67%, expected dividend yield -0-%. The Company issued an aggregate of 278,333 options to purchase shares of its common stock to its employees including 166,667 to its CEO; 33,333 to its COO and 20,000 to its former CFO.

The options granted to employees of the Company vest over a four-year period and expire five years after the grant date. The cost of the options, $375,750, is expected to be recognized over the four-year vesting period of the non-vested options.  The options awarded to the directors of the Company (66,667) and the consultants (40,000) at fair value of $129,000 vested immediately on the grant date.

The fair value of each option  award is estimated on the date of grant using the Black-Scholes option pricing model and is affected by assumptions regarding a number of highly complex and subjective variables  including expected volatility, risk-free interest rate, expected dividends and expected term. Expected volatility is based on the historic volatility of the Company’s stock over the expected life of the option. The expected term and vesting of the option represents the estimated period until the exercise and is based on management’s estimates, giving consideration to the contractual term, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. ASC 718-10, “Share Based Payment,” also requires the Company to estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent period if actual forfeitures differ from those estimates. Option expense for the six and three months ended October 31, 2010 was $41,186 and $20,953, respectively.

14. Income Taxes

No provision for income taxes is included in the accompanying statements of operations because of net operating losses for the six and three months ended October 31, 2010 and 2009, respectively. Holdings and Drinks previously filed income tax returns on a June 30 and December 31 tax year, respectively; however, both companies applied for, and received a change in tax year to April 30, and file a federal income tax return on a consolidated basis. Olifant files income tax returns on a February 28 tax year. The consolidated net operating loss carry forward as of  October 31, 2010 to offset future years' taxable income is approximately $ 35,800,000, expiring in various years through 2030.  A valuation allowance has been provided against the entire deferred tax asset due to the uncertainty of future profitability of the Company. Management's position with respect to the likelihood of recoverability of these deferred tax assets will be evaluated each reporting period.

15.  Related Party Transactions

Related party transactions, in addition to those referred to in Notes 9 and 10 are as follows:

Consulting and Marketing Fees

The Company incurred fees for services rendered related to sales and marketing payable to a limited liability company, which was controlled by a member of the Company’s board of directors and previous chairman of the board. As of October 31, 2010, and April 30, 2010, unpaid fees owed to a director and his firm aggregated  $-0- and $91,000. As of October 31, 2010, the Company issued 293,333 in full satisfaction of the unpaid fees owed to a director and his firm.

In fiscal 2003, we entered into a consulting agreement with a company wholly owned by a member of the Company's board of directors. Under the agreement, the consulting company is compensated at the rate of $100,000 per annum. As of October 31, 2010 and April 30, 2010, we were indebted to the consulting company in the amount of $50,000.

In December 2002, the Company entered into a consulting agreement with one of its shareholders, which provided for $600,000 in fees payable in five fixed increments over a period of 78 months. The agreement expired on June 9, 2009. Under this agreement, as of October 31, 2010 and April 30, 2010, amounts owed to this shareholder aggregated $43,151.

In October 2009, upon the resignation of Brian Kenny as VP Marketing of the Company, we entered into a marketing consulting agreement with a company controlled by him to provide marketing services to the Company at the annual rate of $144,000.  Brian Kenny is the son of our CEO, J. Patrick Kenny. At October 31, 2010, we were indebted to the consulting company in the amount of $51,500.

Royalty Fees

In connection with the Company's distribution and licensing agreements with its equity investee the Company incurred royalty expenses for the six and three months ended October 31, 2010 and 2009 of approximately $5,965 and $4,265, respectively and$1,310 and $2,500, respectively.  The operations and the net assets are immaterial.

Loan Payable

From July 2007 through October 31, 2010, the Company has borrowed and our CEO has loaned various amounts up to $813,035 to the Company for working capital purposes at an annual interest rate of 12%. As of October 31, 2010 and April 30, 2010, amounts owed to our CEO on these loans including accrued and unpaid interest aggregated $19,135 and $154,670, respectively. For the six and three months ended October 31, 2010 and 2009, interest incurred on these loans aggregated $4,763 and $3,387, respectively and $18,566 and $9,417, respectively.

16. Customer Concentration

For the six and three months ended October 31, 2010, the Company earned royalty revenue under its agreement with Mexcor, Inc. that represented 37% and 10% of the its revenue.  For the six and three months ended October 31, 2010, two customers accounted for 17% and 10%, respectively and three customers accounted for 18%, 15% and 11%, respectively of the Company’s sales for the three and six months periods ended October 31, 2010. For the six months ended October 31, 2009, the largest customer accounted for 15% of its sales and three other customers accounted for 10% or more of the Company’s sales. The Company did not have significant sales to any single customer that accounted for 10% or more of its sales for the three months ended October 31, 2009.

16. Commitments and Contingencies

Lease

The Company leases office space under an operating lease for a two-year period through September 2011 with minimum annual rentals of $36,000. Rent expense for the six and three months ended October 31, 2010 and 2009, was approximately $18,000 and $9,000, respectively in 2010 and $24,000 and 12,000, respectively in 2009.

Future minimum payments as of October 31, 2010 for all leases are approximately as follows:

Years Ending
April 30,	Amount
2011	$18,000
2012	15,000
$33,000

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

In 2008, the Company entered into a licensing agreement with Vetrerie Bruni S.p.A. (“Bruni”), which has the patent to the Trump Vodka bottle design. The agreement is retroactive to January 1, 2008, and calls for annual minimum royalties of $150,000. Royalties are due on a per bottle basis on bottles produced by another bottle supplier of approximately 18% of the cost of such bottles.  The agreement terminates upon the expiration of the patent or the expiration of the Company’s license agreement with Trump Marks LLC. Due to a dispute with respect to the pricing and quantities of glass ordered and the source of readily available and more efficient alternative producers the Company entered into a dispute with Bruni Glass resulting in litigation which was resolved with a settlement  in October 2009. This settlement resulted in the reduction of the Company’s annual glass royalty obligation on a going forward basis by as much as 75% depending on utilization levels and a settlement of the outstanding balance the Company owed Bruni. In conjunction with the legal settlement, as of October 31, 2010 and April 30, 2010, the outstanding unpaid balance was $-0- and $125,000.  On August 13, 2010, we issued 786,667 shares of our common stock with a fair value of $28,320 and on August 25, 2010, we issued 1,020,279 shares of our common stock with a fair value of $28,313 as payments in full and final settlement of our obligation.

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

Other Agreements

The Company has modified its agreement with a foreign distributor, through December 2023, to distribute our products in their country. The agreement requires the distributor to assume procurement of component parts, production, distribution and funding for approved marketing and promotion for the term of the agreement. The distributor is to pay the Company a quarterly fee no less than one fourth of $150,000 and certain incremental payments for set volume levels. In return for the fee and assumption of all financial support in the territory, the Company will be the exclusive distributor in Israel over the term of the agreement with the rights to be exclusive distributor in their country. The distributor is in the process of purchasing component parts for its own production. It is also anticipated that the Company may purchase up to five containers of product or 5,000 cases from the Company’s current inventory as a precursor to its own production in order to accelerate market entry. The Company received a prepayment $84,970 and recognized $21,243 for shipments in the fourth quarter-ended April 30, 2010 and $42,486 for the six months and $21,243 for the three months ended October 31, 2010. As of October 31, 2010 and April 30, 2010, deferred revenue on the balance sheet amounted to $21,243 and $63,730, respectively.

Effective February 15, 2010, the Company entered into an exclusive agreement with Mexcor, Inc., to promote and distribute in the United States, the Company’s portfolio of brands, as defined. The initial term of the agreement is for five years, requires a minimum net sales performance by Mexcor, which when attained, will automatically renew for an additional ten years. Under the terms of the agreement, the Company has agreed to issue the principal of the business 12 million pre-reverse split shares of Company common stock equivalent to 800,000 post-reverse split  in exchange for consulting services.

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

Additionally, the Company will issue to Mexcor, warrants to acquire 2,000,000 pre-reverse split shares of the Company’s common stock equivalent to 133,334 post-reverse split at such time Mexcor realizes the minimum net sales requirements under the initial term. The Company has further agreed to issue Mexcor a warrant to acquire an additional 2,000,000 pre-reverse split shares of Company common stock equivalent to 133,334 post-reverse split at such time Mexcor attains a second net sales performance level based on a twelve-month look-back period provided such performance criteria are satisfied during the initial term. Finally, the Company has agreed to issue Mexcor additional financial incentives payable in cash or stock and warrants for the attainment of certain volume or business metrics.

Litigation

On July 29, 2010, we entered into a settlement agreement with Socius CG II, Ltd. (“Socius”) pursuant to which we agreed to issue 2,586,667 shares of our common stock with a fair value of $131,920, in exchange for satisfaction of the claim by Socius for $334,006. This settlement agreement required court approval before the issuance of such stock because it involved the payment of the settlement in the form of the Company’s common stock in reliance upon the Section 3(a) (10) exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended. On September 9, 2010, the court approved the settlement agreement and the issuance of the 2,586,667  shares to Socius as exempt from registration pursuant to the Section 3(a)(10) registration exemption. On November 17, 2010, since we could only deliver partial payment in shares, as we had attained the limit of our authorized shares, we delivered 3,300,00 shares with a fair value of $122,100 to Socius in partial settlement of the outstanding obligation. See Subsequent Event Note – 17.

In June 2009, Richard Shiekman, a former employee of the Company, filed an application for prejudgment remedy against the Company and our chief Executive Officer in Superior Court of Connecticut, Judicial District of Fairfield (Docket Number CV 09 4028895 S) and thereafter commenced the civil action. The plaintiff seeks $127,250 of unpaid wages and commissions and, $1,500 for reimbursement of expenses. The maximum exposure to the Company and our CEO is approximately $260,000 for double damages plus attorneys’ fees and costs. The Company believes that the claims made by the plaintiff are false and plans to defend vigorously this suit.  In addition, the Company has commenced a countersuit for damage and theft of services.  As of November 30, 2009, we pledged 688,334 shares of Company common stock in lieu of a prejudgment remedy that the Plaintiff had sought against the Company and its Chief Executive Officer. In 2009, as a matter of public record the former employee was arrested and charged with alleged theft of Company property.  The Company intends to defend vigorously against this claim and pursue its counterclaims to judgment.

In October 2009,  James Sokol, a former salesperson for the Company, filed suit against the Company and its Chief Executive Officer in the Superior Court for the Judicial District of Fairfield (Docket Number CV 09 5027925 S) claiming unpaid compensation of $256,000. In November 30, 2009, we pledged 1,000,000 shares of Company common stock in lieu of a prejudgment remedy that the Plaintiff had sought against the Company and its Chief Executive Officer. On July 12, 2010, the Company and Mr. Sokol reached a settlement of the suit pursuant to which Mr. Sokol withdrew the suit on July 16, 2010 and thereafter returned the 1,000,000 shares of the Company’s common stock to the Company. Additionally, in accordance with the settlement, the Company issued a 6% convertible promissory note in the amount of $47,130. Principal and interest on the note are payable upon the Company’s successful completion of a $1,000,000 financing or on January 1, 2013. In lieu of cash, Sokol may elect to receive the principal and interest due on the note for an equivalent value of in common shares of the Company. As of October 31, 2010, the Company accrued interest payable of $872.

In February 2009, Vetrerie Bruni S.p.A (“Bruni”) the company that has the patent to the Trump Vodka bottle design filed a complaint against us in the U.S. District Court, Southern District of New York for alleged breach of contract and sought $225,000 for alleged past due invoices and royalties. The Company filed a counterclaim. In October 2009, the case was settled, This settlement resulted in the reduction of the Company’s annual glass royalty obligation on a going forward basis by as much as 75% depending on utilization levels and a settlement of the outstanding balance the Company owed Bruni. In conjunction with the legal settlement, as of July 31, 2010 and April 30, 2010, the outstanding unpaid balance was $125,000.  On August 13, 2010, we issued 786,667 shares of our common stock with a fair value of $28,320 and on August 25, 2010, we issued 1,020,279 shares of our common stock with a fair value of $28,313 as payments in full and final settlement of our obligation.

In June 2009, Liquor Group Wholesale, Inc. (“Liquor Group”), a company which provided distribution services for us in several states, filed an arbitration claim against us in Duval County, Florida for alleged damages including breach of contract.  Liquor Group asserted damages in excess of $1,000,000. The claim was filed against Drinks Americas Holding Limited, not Drink Americas, Inc., the contracting party.  Drinks America, Inc. has counter claimed against the initial Liquor Group claimants, and has included several other Liquor Group entities because of the considerable confusion Liquor Group has created through the use of multiple entities with the same or virtually identical names. The counter claim is for $500,000, and it includes claims concerning breach of contract, civil conspiracy, fraudulent concealment and civil theft.  The arbitration hearing is scheduled for January 25, 2011.

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

17. Subsequent Events

The Company has evaluated events subsequent to October 31, 2010 to assess the need for potential recognition or disclosure in this report.  As a result of this evaluation, the Company has identified the following subsequent events:

On November 15, 2010, the Company’s amended its certificate of incorporation to effect a 15-to-1 reverse stock split was approved by Financial Industry Regulatory Authority and became effective. As a result of the reverse split, each 15 shares of Common Stock (the “Old Shares”) will become and be converted into one share of Common Stock (the “New Shares”), with stockholders who would receive a fractional share to receive such additional fractional shares as will result in the holder having a whole number of shares. All references to shares of common stock in the financial statements have been retroactively restated. Issued and outstanding shares as reported on the balance sheets at October 31, 2010 and April 30, 2010 have been retroactively restated to give effect for the reverse stock split. Earnings per share calculations for the six and three months ended October 31, 2010 and 2009 are based on the New Shares. As such, the total number of the common stock shares outstanding as of October 31, 2010 and 2009 were 32,017,000 and 18,873,000 shares, respectively.

On November 16, 2010 in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert $28,500 of the outstanding balance of the Debenture in exchange for 1,000,000 shares of our common stock.

On November 17, 2010, we issued 280,000 shares of our common stock under our 2010 Stock Incentive Plan with a fair value of $10,360 for marketing consulting services. The shares vested immediately on the date of grant.

On November 17, 2010, we issued an 8%, convertible promissory note in the amount of $55,000 to an investor, the proceeds of which will be used for working capital purposes.

On November 17, 2010, in connection with the Socius CG II, Ltd. (“Socius”), litigation settlement (See Note 16 –Litigation), we issued 3,300,000 shares of our common stock with a fair value of $122,100 to Socius in compliance with the September 9, 2010 court approved settlement agreement as partial settlement of the outstanding obligation.

On November 19, 2010, in connection with the settlement of accrued but unpaid salary compensation due to our former Chief Financial Officer (“CFO”) in the amount of $40,000, we issued a convertible promissory note to our CFO. The note was purchased by an investor with the consent of the CFO. In connection therewith, the investor submitted a Notice of Conversion, to convert $20,000 of the outstanding principal balance of the Note in exchange for 1,518,989 shares of our common stock.

On November 23, 2010 in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert $60,000 of the outstanding balance of the Debenture in exchange for 1,500,000 shares of our common stock.

On November 29, 2010 in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert $50,325 of the outstanding balance of the Debenture in exchange for 2,500,000 shares of our common stock.

On November 30, 2010, in connection with the November 19, 2010 convertible note purchase agreement with an investor, the investor submitted a Notice of Conversion, to convert $15,000 of the outstanding principal balance of the Note in exchange for 1,538,462 shares of our common stock.

On December 3, 2010, in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert $30,780 of the outstanding balance of the Debenture in exchange for 2,700,000 shares of our common stock.

On December 9, 2010, in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert $40,250 of the outstanding balance of the Debenture in exchange for 3,500,000 shares of our common stock.

On December 9, 2010, in connection with the Socius CG II, Ltd. (“Socius”), litigation settlement (See Note 16 –Litigation), we issued 4,300,000 shares of our common stock with a fair value of $81,700 to Socius in compliance with the September 9, 2010 court approved settlement agreement as partial settlement of the outstanding obligation.

On December 10, 2010, the convertible note payable in the amount of $100,000 (See note 10) was amended and extended for six months, and the Company is in discussions with the note holder regarding additional consideration to be provided for extending the term of the note.

On December 13, 2010, in connection with the settlement of accrued but unpaid salary compensation due to our former Vice President Sales (“VP Sales”), we issued a convertible promissory note for $192,000. The note accrues interest at the annual rate of 6% and is due the earliest of thirty business days following the successful completion and receipt of a financing equal to or greater than one million dollars or January 1, 2012. The note holder may elect, in lieu of cash to receive the equivalent amount of principal and interest due under the note in common shares of the Company.

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

Introduction

The following discussion and analysis summarizes the significant factors affecting: (1) our consolidated results of operations for the six and three months ended October 31, 2010, compared to the six and three months ended October 31, 2009, and (2) our liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes included in our Annual Report Form 10-K, filed on August 13, 2010.

Results of Operations

Comparison of the Three and Six Months Ended October 31, 2010 and October 31, 2009

Net Sales: For the six months ended October 31, 2010, net sales were approximately $246,000 under our revised royalty revenue business model compared to net sales of approximately $449,000 for the six months ended October 31, 2009 which was driven by the Company's wholesale business model. The decrease of 45% reflects the transition of our business model in February 2010 from a wholesale operation to a royalty based operation under our distribution and importation agreement with Mexcor, Inc. as well as the delay in the second quarter of 2009 in replacing our working capital financing following the termination of our financing facility with Sovereign Bank. As we announced previously, our business continues to be impacted by a shortage in working capital and a weak economy. Net sales for the three months ended October 31, 2010 were approximately $144,000 compared to approximately, $15,000 for the three months ended October 31, 2009 reflecting an 839% increase. The 2009 working capital shortage resulted in inventory shortages and shipment delays that resulted in the lower sales for 2009.

We launched the sale of Rheingold beer in the second quarter ended October 31, 2010, which sales accounted for over 73% of our total three month sales and 43% of our total six month year to date sales.

Trump Super Premium Vodka sales for the six months ended October 31, 2010 aggregated 1,329 cases accounted for approximately 34% of total dollar sales for the six months ended October 31, 2010. For the same period of the prior year, Trump Super Premium Vodka net sales aggregated 809 cases which accounted for 19% of the total dollar sales for the six month period.  For the three months ended October 31, 2010, Sales of Trump Super Premium Vodka amounted to 184 cases or 16% of total dollar sales. For the same period of the prior year, the Company did not record any sales of Trump Super Premium Vodka. Sales of Trump Super Premium Vodka for the six and three months ended October 31, 2010 continued to be negatively impacted by the weak economy and consumer preferences for a lower cost alternative vodka.

For the six months ended October 31, 2010, Old Whiskey River Bourbon totaled 903 cases sold which accounted for approximately 10% of total dollar sales.  For the three months ended October 31, 2010, Old Whiskey River Bourbon totaled 324 cases or 5% of total dollar sales. For the six and three months ended October 31, 2009 sales of Old Whiskey Bourbon totaled 299 and 6 cases, respectively and approximately, 9% and 4% of sales, respectively.

We did not record any sales for Aquila Tequila for the six and three months ended October 31, 2010 and 2009, because due to the previously mentioned insufficient working capital, we decided to allocate our limited resources to the acquisition of inventory to selling other higher margin brands.

For the six months ended October 31, 2010, Damiana Liqueur aggregated 1,130 cases sold or approximately 5% of total dollar sales. For the same period of the prior year, Damiana Liqueur totaled 214 cases sold or approximately 6% of total dollar sales. For the three months ended October 31, 2010, Damiana Liqueur totaled 285 cases sold or approximately 2 % of total dollar sales. There were no sales of Damiana Liqueur for the three months ended October 31, 2009.

There were no sales of our premium-imported wines for the six and three months ended October 31, 2010 as the Company exited the wine import business in the second quarter of fiscal 2010. Sales of our premium-imported wines totaled 796 cases or approximately 4% of our sales for the six months ended October 31, 2009.  There were no sales of our premium-imported wines for the three months ended October 31, 2009.

For the six months ended October 31, 2010, Olifant Vodka amounted to 4,128 cases sold or approximately 7% of total net sales which compared to 5,430 cases sold or approximately 53% of total net sales for the same period of the prior year. We believe, and continuing customer demand and sales indicate, that sales of our economy priced Olifant Vodka products continue to be very successful in this economic environment.

Net sales of Olifant Vodka for the three months ended October 31, 2010, totaled approximately 497 cases sold or approximately 1% of total net sales. Net sales of Olifant Vodka for the three months ended October 31, 2009, totaled approximately 64 cases sold or approximately 29% of total net sales.

Gross Margin:  Gross margin for the six months ended October 31, 2010 was approximately $34,000 or 13.8% of net sales under the royalty business model compared to gross margin of approximately $128,000, or 28% of net sales for the six months ended October 31, 2009 under the wholesale business model. This decrease in gross margin is attributable to the transition of our business model to a royalty-based revenue operation from a wholesale revenue model and the associated costs involved in launching of Rheingold beer in the second quarter of 2010.

Gross margin for the three months ended October 31, 2010 was approximately $30,000 or 21% of net sales compared to negative gross margin of approximately $500 or a negative 3.3% of net sales for the three months ended October 31, 2009. The $30,500 increase of 2010 over 2009 reflects the impact of the 2009 sales decline due to insufficient working capital and our decision to discontinue the Newman’s Own non-alcohol beverage line and record a $40,000 inventory write-down in the period.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the six months ended October 31, 2010 amounted to approximately $1,326,000 compared to approximately $3,210,000 for the same period of the prior year, a decrease of approximately $1,884,000, or 59%, attributable to our decision to reduce our operating and marketing expenses and thereby sustain our limited working capital. The overhead reductions resulted in lower payroll and payroll related travel and marketing expenses. Additionally, our distribution and importation agreement with Mexcor, Inc. (“Mexcor”) resulted in our ability to transfer our field sales force and the associated sales commission costs and travel expenses to Mexcor, as we restructured our business-operating model in fiscal 2010. The cost reductions we obtained from restructuring our business plus additional working capital enabled us to successfully launch of Rheingold beer in our second quarter. Additionally, for the six months ended October 31, 2009, selling, general and administrative expenses included $567,500 of marketing fees associated with the 2009 Olifant Summer Concert Series.

For the three months ended October 31, 2010, selling, general and administrative expenses amounted to approximately $686,000 compared to approximately $1,586,000 for the same period of the prior year, a decrease of approximately $900,000, or 57%, attributable to our decision to reduce our operating and marketing expenses. Additionally, marketing fees associated with the 2009 Olifant Summer Concert Series during the three months ended October 31, 2009 amounted to approximately $278,000, while there were no such costs in 2010.

Other  expense: Other  expense is comprised of interest expense totaling approximately $469,000 for the six months ended October 31, 2010 compared to interest expense of approximately $517,000 for the six months ended October 31, 2009. This decrease is predominantly due to a reduction in the cost of financing our outstanding liabilities which we have systematically reduced by approximately $2,156,000 to $5,896,000 at October 31, 2010 from approximately $8,052,000 at October 31, 2009. This decrease in our outstanding debt is attributable to a decrease in our notes and loans payable of approximately $153,000; our repayment of $342,000 or nearly 95% of the outstanding loan payable to our CEO, a reduction of our outstanding accrued expenses and accounts payable of approximately $1,932,000; the addition of $450,000 from the return of collateral by an investor previously treated as a reduction in our loan balance and the re-payment of $200,000 of our long-term debt.

Income Taxes: From our inception, we have incurred substantial net losses and as a result, have not incurred any income tax liabilities. Our federal net operating loss carry-forward is approximately $35,800,000, which we can use to reduce taxable earnings in the future. No income tax benefits were recognized for the three months ended October 31, 2010 and 2009 as we have provided valuation reserves against the full amount of the future carry forward tax loss benefit. We will evaluate the reserve every reporting period and recognize the benefits when realization is reasonably assured.

Financial Liquidity and Capital Resources

Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. As of October 31, 2010, the Company has a shareholders' deficiency of approximately $3,332,000 applicable to controlling interests compared with $2,949,000 applicable to controlling interests at April 30, 2010, and working capital deficiency of $5,113,000 as of October 31, 2010 and has incurred significant operating losses and negative cash flows since inception.  For the six-and three- months ended October 31, 2010, we sustained a net loss of approximately $1,749,000 and $850,000, respectively compared to a net loss of $3,516,000 and $1,640,000, respectively for the six- and three- months ended October 31, 2009, and used cash of approximately $121,000 in operating activities for the six months ended October 31, 2010 compared with approximately $151,000 for the six months ended October 31, 2009. We will need additional financing which may take the form of equity or debt and we have converted certain liabilities into equity.  We anticipate that increased sales revenues from the expanded distribution  of our newly launched Rheingold Beer product line and our Mexcor Agreement will contribute to improving our cash flow and provide additional liquidity from operations.  In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

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

Net Cash Used in Operating Activities: Net cash used in operating activities for the quarter ended October 31, 2010 was approximately $121,000. We have to date funded our operations predominantly through loans from shareholders, officers and investors and additionally through the issuance of our common stock as payment for outstanding obligations.

Net Cash provided by Financing Activities: Net cash provided by in financing activities for the quarter ended October 31, 2010 was approximately $64,000.

On July 29, 2010, we entered into a settlement agreement with Socius CG II, Ltd. (“Socius”) pursuant to which we agreed to issue 2,586,667 shares of our common stock in exchange for satisfaction of the claim by Socius for $364,006. This settlement agreement required court approval before the issuance of such stock because it involved the payment of the settlement in the form of the Company’s common stock in reliance upon the Section 3(a) (10) exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended. On September 9, 2010, the court approved the settlement agreement and the issuance of the 2,586,667 shares to Socius as exempt from registration pursuant to the Section 3(a) (10) registration exemption. On November 17, 2010, since we could only deliver partial payment in shares, as we had attained the limit of our authorized shares, we delivered 3,300,00 shares with a fair value of $122,100 to Socius in partial settlement of the outstanding obligation. See Subsequent Event Note – 17.

On August 30 2010, the Company entered into a series of securities exchange agreements with four directors of the Company, pursuant to which the directors each agreed to return for cancellation, warrants to purchase an aggregate of $655,920 shares of the Company's common stock, and on October 14, 2010, the Company issued, upon receipt of the warrants, an aggregate of 59,743 shares of the Company's Series C Preferred Stock to its four directors.

Additionally, on August 30 2010, the Company entered into an agreement with its Chairman and Chief Executive Officer,  pursuant to which, the Company agreed to issue 576,091 shares of its Series C Preferred Stock as payment of $576,091 or 90% of the aggregate salary of $640,101 owed and accrued by the Company to its Chairman and CEO as of that date. On October 14, 2010, the Company issued 576,091 shares of its Series C Preferred Stock to its Chairman and CEO.

On September 15, 2010, the Company authorized the issuance of 650,000 shares of preferred stock designated Series C Preferred Stock (the “Series C Preferred Stock”). Each share of the Series C Preferred Stock will be convertible into the number of shares of the Common Stock equal to the Stated Value of $1.00 divided by the Conversion Price of $0.10 subject to adjustment for stock splits, stock dividends and similar transactions. The Series C Preferred Stock will vote as a single class with the common stock and the holders of the Series C Preferred Stock will have the number of votes equal to 165 times the number of shares of Series C Preferred Stock. Upon liquidation, the holders of the Series C Preferred Stock will have the right to receive, prior to any distribution with respect to the common stock, but subject to the rights of the holders of the Series A Preferred Stock and Series B Preferred Stock, the stated value (plus any other fees or liquidated damages payable thereon).

Based on our current operating activities and revenue growth plans noted above regarding the expansion of our Rheingold beer distribution and the revenue growth under our Mexcor Agreement, we believe our existing financings will enable us to meet our anticipated cash requirements for at least the next twelve months.

Impact of Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not think that inflation has had a material effect on our results of operations.

Seasonality

Generally, the second and third quarters of our fiscal year (August-January) are the periods that we realize our greatest sales as a result of sales of alcoholic beverages during the holiday season. During the fourth quarter of our fiscal year (February-April), we generally realize our lowest sales volume as a result of our distributors decreasing their inventory levels, which typically remain on hand after the holiday season. Given our decreased working capital, the effects of seasonality on our sales have been lessened.

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

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2010, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2010, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be declared by us in reports that we file with or submit to the Securities and Exchange Commission (the “SEC”) is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

As reported previously in our quarterly report on Form 10-Q for the quarter ended July 31, 2010, on July 29, 2010, we entered into a settlement agreement with Socius CG II, Ltd. (“Socius”) pursuant to which we agreed to issue 2,586,667 shares of our common stock in exchange for satisfaction of the claim by Socius for $334,006. This settlement agreement required court approval before the issuance of such stock because it involved the payment of the settlement in the form of the Company’s common stock in reliance upon the Section 3(a) (10) exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended. On September 9, 2010, the court approved the settlement agreement and the issuance of the 2,586,667  shares to Socius as exempt from registration pursuant to the Section 3(a)(10) registration exemption. On November 17, 2010, since we could only deliver partial payment in shares, as we had attained the limit of our authorized shares, we delivered 3,300,000 shares with a fair value of $122,100 to Socius in partial settlement of the outstanding obligation. See Subsequent Event Note – 17.

In June 2009, Richard Shiekman, a former employee of the Company, filed an application for prejudgment remedy against the Company and our chief Executive Officer in Superior Court of Connecticut, Judicial District of Fairfield (Docket Number CV 09 4028895 S) and thereafter commenced the civil action. The plaintiff seeks $127,250 of unpaid wages and commissions and, $1,500 for reimbursement of expenses. The maximum exposure to the Company and our CEO is approximately $260,000 for double damages plus attorneys’ fees and costs. The Company believes that the claims made by the plaintiff are false and plans to defend vigorously this suit.  In addition, the Company has commenced a countersuit for damage and theft of services.  As of November 30, 2009, we pledged 688,334 shares of Company common stock in lieu of a prejudgment remedy that the Plaintiff had sought against the Company and its Chief Executive Officer. In 2009, as a matter of public record the former employee was arrested and charged with alleged theft of Company property.  The Company intends to defend vigorously against this claim and pursue its counterclaims to judgment.

In October 2009,  James Sokol, a former salesperson for the Company, filed suit against the Company and its Chief Executive Officer in the Superior Court for the Judicial District of Fairfield (Docket Number CV 09 5027925 S) claiming unpaid compensation of $256,000. In November 30, 2009, we pledged 1,000,000 shares of Company common stock in lieu of a prejudgment remedy that the Plaintiff had sought against the Company and its Chief Executive Officer. On July 12, 2010, the Company and Mr. Sokol reached a settlement of the suit pursuant to which Mr. Sokol withdrew the suit on July 16, 2010 and thereafter returned the 1,000,000 shares of the Company’s common stock to the Company. Additionally, in accordance with the settlement, the Company issued a 6% convertible promissory note in the amount of $47,130. Principal and interest on the note are payable upon the Company’s successful completion of a $1,000,000 financing or on January 1, 2013. In lieu of cash, Sokol may elect to receive the principal and interest due on the note for an equivalent value of in common shares of the Company. As of October 31, 2010, the Company accrued interest payable of $872.

In February 2009, Vetrerie Bruni S.p.A (“Bruni”) the company that has the patent to the Trump Vodka bottle design filed a complaint against us in the U.S. District Court, Southern District of New York for alleged breach of contract and sought $225,000 for alleged past due invoices and royalties. The Company filed a counterclaim. In October 2009, the case was settled, This settlement resulted in the reduction of the Company’s annual glass royalty obligation on a going forward basis by as much as 75% depending on utilization levels and a settlement of the outstanding balance the Company owed Bruni. In conjunction with the legal settlement, as of July 31, 2010 and April 30, 2010, the outstanding unpaid balance was $125,000.  On August 13, 2010, we issued 786,667 shares of our common stock with a fair value of $28,320 and on August 25, 2010, we issued 1,020,279 shares of our common stock with a fair value of $28,313 as payments in full and final settlement of our obligation.

In June 2009, Liquor Group Wholesale, Inc. (“Liquor Group”), a company which provided distribution services for us in several states, filed an arbitration claim against us in Duval County, Florida for alleged damages including breach of contract.  Liquor Group asserted damages in excess of $1,000,000. The claim was filed against Drinks Americas Holding Limited, not Drink Americas, Inc., the contracting party.  Drinks America, Inc. has counter claimed against the initial Liquor Group claimants, and has included several other Liquor Group entities because of the considerable confusion Liquor Group has created through the use of multiple entities with the same or virtually identical names. The counter claim is for $500,000, and it includes claims concerning breach of contract, civil conspiracy, fraudulent concealment and civil theft.  The arbitration hearing is scheduled for January 25, 2011.

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

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

On December 9, 2010, Bruce Klein, Director, notified the Company that he intends to resign from the Board of Director to pursue other interests effective the close of business December 31, 2010.

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

December 20, 2010

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