Form 10-Q
period 2011-01-31
DRINKS AMERICAS HOLDINGS, LTD
filed 2011-03-22
CIK 873540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________

Commission File Number: 33-55254-10

Drinks Americas Holdings, Ltd.
 (Exact name of registrant as specified in its charter)

Delaware	87-0438825
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

372 Danbury Road
Suite 163
Wilton, CT	06897
(Address of principal executive offices)	(Zip Code)

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
Yes   ☐           No ☒

As of March 15, 2011, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 190,384,990.

DRINKS AMERICAS HOLDINGS, LTD. AND AFFILIATES

FORM 10-Q

FOR THE QUARTER ENDED JANUARY 31, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED BALANCE SHEETS
	JANUARY 31,	APRIL 30,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$70,420	$203,552
Accounts receivable, net of allowance for doubtful accounts of $117,072 and $127,846, respectively.	118,864	66,346
Inventories, net of allowances	121,291	222,608
Other current assets	92,965	19,789
Total current assets	403,540	512,295

Property and equipment, net of accumulated depreciation	17,316	32,309

Investment in equity investees	102,345	73,593
Intangible assets, net of accumulated amortization	1,845,987	1,971,300
Deferred loan costs, net of accumulated amortization	273,567	437,973
Other assets	24,898	85,735

Total assets	$2,667,653	$3,113,205

Liabilities and Shareholders' Deficiency
Accounts payable	$1,776,027	$2,199,665
Accrued expenses	2,014,600	2,744,058
Investor note payable	450,000	-
Notes and loans payable, net of long – term portion	926,890	437,196
Derivative liability	40,375	-
Loans payable to related party	5,587	-
Deferred revenue	-	63,730
Total current liabilities	5,213,478	5,599,319

Notes and loans payable, net of current portion	200,000	400,000

Total liabilities	5,413,478	5,999,319

Commitments and Contingencies

Shareholders' deficiency:
Preferred stock, $0.001 par value; 1,000,000 shares authorized:
Series A Convertible: $0.001 par value; 10,544 shares issued and outstanding at January 31, 2011 and April 30, 2010.	11	11
Series B: $10,000 par value; 13.837 issued and outstanding, at January 31, 2011 and April 30, 2010.	138,370	138,370
Series C: $1.00 par value; 635,835 shares issued and outstanding, at January 31, 2011 and -0- at April 30, 2010.	635,835
Common stock, $0.001 par value; 500,000,000 and 100,000,000, respectively, authorized; issued and outstanding 98,470,000 shares and 18,873,000 shares at January 31, 2011 and April 30, 2010	98,470	18,873
Treasury stock, 738,333 and 1,738,333 common shares held at January 31, 2011and April 30, 2010	—	—
Additional paid-in capital	41,803,152	40,111,695
Accumulated deficit	(45,498,274)	(43,217,597)
Total Drinks Americas Holdings, Ltd. shareholders' deficiency	(2,822,436)	(2,948,648)
Equity attributable to non-controlling interests	76,611	62,534
Total shareholders’ deficiency	(2,745,825)	(2,886,114)
Total liabilities and shareholders’ deficiency	$2,667,653	$3,113,205

See notes to unaudited consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Nine months ended		Three months ended
	January 31,		January 31,
	2011	2010	2011	2010

Net sales	$387,781	$846,020	$141,883	$396,742

Cost of sales	345,750	609,256	133,797	287,547

Gross margin	42,031	236,764	8,086	109,195

Selling, general & administrative expenses	1,987,877	3,840,716	661,767	630,659

Loss from Operations	(1,945,846)	(3,603,952)	(653,681)	(521,464)

Other income (expense)
Interest	(733,576)	(906,888)	(264,527)	(389,404)
Other	412,822	96,228	412,822	12,751
Net other income (expense)	(320,754)	(810,660)	148,295	(376,653)

Net loss before allocation to non-controlling interests	(2,266,600)	(4,414,612)	(505,386)	(898,117)
Net loss attributable to non-controlling interests	(14,077)	-	(26,438)	-
Net loss attributable to Drinks Americas Holdings, Ltd.	$(2,280,677)	$(4,414,612)	$(531,824)	$(898,117)
Net loss per share (basic and diluted)	$(0.06)	$(0.60)	$(0.0 1)	$(0.10)
Weighted average number of common shares (basic and diluted)	35,683,980	7,354,823	59,880,720	9,255,533
See notes to unaudited consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	NINE MONTHS ENDED
	JANUARY 31,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(2,280,677)	$(4,414,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	142, 944	545,803
Addition to inventory allowance	—	271,116
Reduction in note receivable	—	828,547
Derivative liability	40,375	—
Stock and warrants issued for services of vendors,
promotions, directors, interest payments and stock compensation	163,926	1,157,805
Investor return of collateral	450,000	—
Increase in deferred loan costs	915,991	—
Non-controlling interest in net loss of consolidated subsidiary	14,077	(12,751)
Accounts payable settlements	(420,205)	270,298
Changes in operating assets and liabilities:
Accounts receivable	(52,518)	(157,305)
Due from factor	—	31,786
Inventories	101,317	169,031
Other current assets	(73,176)	62,075
Other assets	60,837	353,569
Accounts payable	778,016	(431,029)
Accrued expenses	(46,734)	1,051,467
Deferred revenue	(63,730)	—
Net cash (used in) operating activities	(269,557)	(274,200)

Cash Flow from Investing Activities:
Equity investment	(28,752)	—
Net Cash (used in) investing activities	(28,752	—
Cash Flows From Financing Activities:
Proceeds from issuance of debt	294,130	674,408
Proceeds from issuance of preferred stock	—	138,370
Repayment of debt	(149,083)	(541,314)
Other	(20,130)	—
Net cash provided by financing activities	165,177	271,464

Net decrease in cash and equivalents	(133,132)	(2,736)

Cash and equivalents at beginning of period	203,552	30,169

Cash and equivalents at end of period	$70,420	$27,433

Supplemental disclosure of non-cash investing and financing transactions:
Increase in other current assets, other assets and additional paid in capital equal to the value of stock and warrants issued	$—	$210,000
Accrued interest capitalized to debt principal	$5,075	$204,293
Payment of accounts payable and accrued expenses with shares of common stock	$1,624,666	$700,302
Increase in other current assets equal to increase in notes payable	$—	$100,000
Increase in deferred charges equal to decrease in note receivable, net	$915,991	$1,316,908
Increase in note payable from return of common stock	$450,000	$—
Increase in notes receivable equal to increase in note payable	$—	$2,400,000
Satisfaction of note payable by issuance of common stock	—	1,278,547

Supplemental disclosure of cash flow information:
Interest paid	$6,061	$503

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

As a result of the overhead reductions we initiated in the second quarter of fiscal 2010, our selling, general and administrative expenses for the year ended April 30, 2010 of approximately $3,874,000 reflect a substantial reduction of 32% or $1,846,000 compared to $5,720,000 for the year ended April 30, 2009. The fiscal year 2010 decrease in selling, general and administrative expenses is predominately due to our decision to reduce our operating expenses and thereby sustain our limited working capital. The overhead reductions resulted in lower payroll and payroll related and travel expenses. Additionally, our agreement with Mexcor resulted in our ability to transfer of our field sales force and its associated sales commission costs and travel expenses to Mexcor. The reduction in selling, general and administrative expenses continues to benefit our current 2011 fiscal year. Selling, general and administrative expenses for the nine months ended January 31, 2011 were approximately $1,988,000 or approximately $1,853,000 (48%) lower than selling, general and administrative expenses for the nine months ended January 31, 2010 of approximately $3,840,000. Additionally, selling, general and administrative expenses for the three months ended January 31, 2011 of approximately $662,000 remained relatively flat compared to the same three month period one year ago.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-K for the year ended April 30, 2010.  In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the nine and three months ended January 31, 2011 are not necessarily indicative of the results of operations to be expected for the full year.

Reverse Stock Split

On November 15, 2010, the Company amended its certificate of incorporation to affect a 15-to-1 reverse stock split, which was approved by Financial Industry Regulatory Authority and became effective. As a result of the reverse split, each 15 shares of Common Stock (the “Old Shares”) became and converted into one share of Common Stock (the “New Shares”), with stockholders who would receive a fractional share to receive such additional fractional shares as l resulted in the holder having a whole number of shares. All references to shares of common stock in the following financial statements have been retroactively restated in accordance with FASB ASC 260-10-55-12. Issued and outstanding and treasury shares as reported on the balance sheets at January 31, 2011 and April 30, 2010 have been retroactively restated to the earliest period presented to give effect for the reverse stock split. Earnings per share calculations for the nine and three months ended at January 31, 2011 and 2010 are based on the New Shares. As such, the total number of the common stock shares outstanding as of January 31, 2011 and 2010 were 98,470,000 and 18,873,000 shares, respectively.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated balance sheets as of  January 31, 2011 and April 30, 2010, the consolidated results of operations for the nine and three months ended January 31, 2011 and 2010, and consolidated cash flows for the nine months ended January 31, 2011 and 2010 , reflect Holdings and its majority-owned subsidiaries (collectively, the "Company"). All intercompany transactions and balances in these financial statements have been eliminated in consolidation. The amounts of common and preferred shares authorized, issued and outstanding as of January 31, 2011 and April 30, 2010 are those of Holdings. Common shares issued and outstanding have been restated to give effect to a 15-1 reverse stock split which became effective November 15, 2010.

Going Concern

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of January 31, 2011, the Company has a shareholders' deficiency of approximately $2,746,000 applicable to controlling interests compared with $2,886,000 applicable to controlling interests at April 30, 2010, and working capital deficiency of $4,810,000 as of January 31, 2011 and has incurred significant operating losses and negative cash flows since inception. For the nine and three months ended January 31, 2011, the Company sustained a net loss after allocation of non-controlling interest of approximately $2,281,000 and $532,000 , respectively compared to a net loss of $4,415,000 and $898,000, respectively for the nine and three months ended January 31, 2010 and used cash of approximately $274,000 in operating activities for the nine months ended January 31, 2011 compared with approximately $274,000 for the nine months ended January 31, 2010. We will need additional financing which may take the form of equity or debt and we have converted certain liabilities into equity.  We anticipate that increased sales revenues from our newly launched Rheingold Beer product line and our Mexcor Agreement will contribute to improving our cash flow and provide additional liquidity from operations.  In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written-off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations at January 31, 2011 and April 30, 2010, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. The Company's policy is to record an impairment loss at each balance sheet date when it is determined that the carrying amount may not be recoverable. Recoverability of these assets is based on undiscounted future cash flows of the related asset. For the year ended April 30, 2010, the Company concluded that there was no impairment as the Company actively invested in the launch of Rheingold Beer in August 2010.

For the nine months ended January 31, 2011, the Company concluded that there was no impairment as the Company has actively invested in the Rheingold license and launched Rheingold Beer with shipments into the Metro New York and New York markets, New Jersey, Connecticut, Pennsylvania, Michigan, Ohio, Kentucky and Georgia as of January 2011. By April 30, 2011, the Company plans additional shipments of Rheingold beer into Massachusetts, Maryland, Florida, Texas, Oklahoma, West Virginia and Washington, D.C.

Deferred Charges and Intangible Assets

The costs of intangible assets with determinable useful lives are amortized over their respectful useful lives and reviewed for impairment when circumstances warrant. Intangible assets that have an indefinite useful life are not amortized until such useful life is determined to be no longer indefinite. Evaluation of the remaining useful life of an intangible asset that is not being amortized must be completed each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Indefinite-lived intangible assets must be tested for impairment at least annually, or more frequently if warranted. Intangible assets with finite lives are generally amortized on a straight line bases over the estimated period benefited. The costs of trademarks and product distribution rights are amortized over their related useful lives of between 15 to 40 years. We review our intangible assets for events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable, in which case an impairment charge is recognized currently.  Management has examined our annual impairment evaluation and the results of our tests indicate that there was no impairment for the nine and three months ended January 31, 2011. Deferred financing costs are amortized ratably over the life of the related debt. If debt is retired early, the related unamortized deferred financing costs are written-off in the period debt is retired.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future   tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the results of operations in the period the new laws   are enacted. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless, it is more likely than not, that such assets will be realized. The Company has recognized no adjustment for uncertain tax provisions. As of January 31, 2011, the consolidated net operating loss carry forward available to offset future years’ taxable income is in excess of approximately $36,600,000 expiring in various years through 2030.

Stock Based Compensation

The Company accounts for stock-based compensation using the modified prospective approach. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees and non-employees.

Earnings (Loss) Per Share

The Company computes earnings (loss) per share whereby basic earnings (loss) per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings (loss) per share is determined in the same manner as basic earnings (loss) per share except that the number of shares is increased to assume exercise of potentially dilutive and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the nine and three months ended January 31, 2011 and 2010, the diluted earnings per (loss) share amounts equal basic earnings (loss) per share because the Company had net losses and the impact of the assumed exercise of contingently issuable shares would have been anti-dilutive.

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

3. Accounts Receivable

Accounts Receivable as of January 31, 2011 and April 30, 2010, consist of the following:

	January 31, 2011	April 30, 2010
	(Unaudited)

Accounts receivable	$235,936	$194,192

Allowances	(117,072)	(127,846)
	$118,864	$66,346

For the nine months ended January 31, 2011, $23,390 was written-off as uncollectible.

4. Inventories

Inventories as of January 31, 2011 and April 30, 2010 consist of the following:
	January 31, 2011 (Unaudited)	April 30, 2010
Raw Materials	$87,546	$87,546
Finished goods	33,744	168,948
Reserves for excess and slow-moving inventories	—	(33,886)
	$121,291	$222,608

All raw materials used in the production of the Company's inventories are purchased by the Company and delivered to independent production contractors. For the quarter ended January 31, 2011, the Company charged $40,000 to cost of goods sold.

5. Other Current Assets

Other Current Assets as of January 31, 2011and April 30, 2010 consist of the following:

	January 31, 2011 (Unaudited)	April 30, 2010
Employee advances	$56,179	$—
Prepaid Other	36,786	19,789
	$92,965	$19,789

Prepaid other are comprised of prepaid marketing fees, employee travel advances and expenses.

6. Property and Equipment

Property and equipment as of January 31, 2011 and April 30, 2010 consist of the following:

		January 31,
	Useful Life	2011 (Unaudited)	April 30, 2010
Computer equipment	5 years	$23,939	$23,939
Furniture & fixtures	5 years	10,654	10,654
Automobiles	5 years	70,975	68,337
Leasehold Improvements	5 years	66,259	66,259
Production molds & tools	5 years	122,449	122,449
		294,276	291,638
Accumulated depreciation		(276,960)	(259,329)
		$17,316	$32,309

Depreciation expense for the nine and three months ended January 31, 2011 and 2010, was $17,631 and $5,877 and $24,157 and $8,052, respectively.  Depreciation expense for the year ended April 30, 2010 was $26,591.

7. Intangible Assets

Intangible assets include the acquisition costs of trademarks, license rights and distribution rights for the Company’s alcoholic beverages.

As of January 31, 2011 and April 30, 2010, intangible assets are comprised of the following:

	January 31, 2011 (Unaudited)	April 30, 2010
Trademark & distribution rights of Olifant vodka acquisition	$1,333,333	$1,333,333
Trademark and license rights of Rheingold beer	230,000	230,000
Mexcor agreement	240,000	240,000
Other trademark and distribution rights	575,000	575,000
	2,378,333	2,378,333
Accumulated amortization	(532,346)	(407,033)
	$1,845,987	$1,971,300

Amortization expense for the nine and three months ended January 31, 2011 and 2010, was $125,313 and $41,771 and $121,012 and $40,338, respectively. Amortization expense for the year ended April 30, 2010 was $161,350.

8. Note receivable

On June 19, 2009, (the "Closing Date") we sold to one investor (the “Investor”) a $4,000,000 non-interest bearing debenture with a 25% ($1,000,000) original issue discount, that matures in 48 months from the Closing Date (the Drink’s Debenture) for $3,000,000, consisting of $375,000 paid in cash at closing and eleven secured promissory notes, aggregating $2,625,000, bearing interest at the rate of 5% per annum, each maturing 50 months after the Closing Date (the “Investor Notes”).  The Investor Notes, the first ten of which are in the principal amount of $250,000 and the last of which is in the principal amount of $125,000, are mandatorily pre-payable, in sequence, at the rate of one note per month commencing on January 19, 2010, subject to certain contingencies.    As a practical matter, the interest rate on the Investor Notes serves to lessen the interest cost inherent in the original issue discount element of the Drinks Debenture. For the mandatory prepayment to occur no Event of Default or Triggering Event as defined under the Drinks Debenture shall have occurred and be continuing and the outstanding balance due under the Drinks Debenture must have been reduced to $3,500,000 on January 19, 2010 and be reduced at the rate of $333,334 per month thereafter. Due to the uncertainty of the mandatory prepayments by the Investor, the note receivable has been classified as a long term asset as of January 31, 2011 and April 30, 2010.

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

In March 2010, the Company delivered to the Placement Agent, in aggregate 311,608 Placement Agent Warrants as follows: effective February 24, 2010, a warrant to purchase 28,334 shares of Company common stock at an exercise price of $0.2391; effective February 11, 2010, a warrant to purchase 1,333,334 shares of Company common stock at an exercise price of $0.015; effective January 15, 2010, a warrant to purchase 66,667 shares of Company common stock at an exercise price of $0.0938 ; effective December 30, 2009, a warrant to purchase 45,455 shares of Company common stock at an exercise price of $0.01375; effective August 28, 2009, a warrant to purchase 12,821  shares of Company common stock at an exercise price of $0.9750  $0.065; effective June 19, 2009, a warrant to purchase 16,667 shares of Company common stock at an exercise price of $1.4063 ; and, effective June 19, 2009, a warrant to purchase 8,334  shares of Company common stock at an exercise price of $6.5625 . The fair value, taken together, of the warrants determined using Black-Scholes valuation model was determined to be $101,864 at the dates of grant and is recorded as deferred financing costs a long-term asset on the balance sheet and additional paid in capital. The warrants are being amortized over 5 years. For the nine and three months ended January 31, 2011, $15,405 and $5,135, respectively has been expensed. As of April 30, 2010, $10,172 has been expensed.

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

As a result of the depletion of the non-Company pledged shares, the Company agreed to issue and did issue in November 2009 and January 2010 an aggregate 1,200,373 shares of Company common stock to the individuals at a fair market value of $720,224.   Included in the total shares is 300,124 shares, which represent satisfaction of the original share commitment to the individuals at the inception of the Debenture agreement (see paragraph above).  The difference in the fair value of the 300,124 issued shares and the original estimated fair value of these shares in July 2009, reduced, as of November 2009 deferred loan costs as originally recorded, additional paid-in capital, and the related accumulated loan cost amortization

At January 31, 2011, the drinks debenture, excluding the return of the 200,000 shares (post-reverse split) issued as collateral to our Investor in July 2009 in the amount of $450,000 that was previously treated as a reduction in our loan balance, was $1,688,813, offset by debenture debt discount of $934,313, investor notes receivable of $532,995 and deferred loan costs of $495,073 resulting in a net asset of deferred loan costs balance of $273,567, which has been reflected as a non-current asset in the accompanying consolidated balance sheet. The returned collateral is  reflected separately in the consolidated balance sheet as an investor note payable in current liabilities. At April 30, 2010, offsetting of the Drinks Debenture of $2,835,953 was unamortized Debenture debt discount of $1,319,938 and investor notes receivable of $1,444,836 and deferred loan costs of $605,559 resulting in a net asset of deferred loan costs balance of $437,973, which balance is reflected as a non-current asset in the accompanying consolidated balance sheet.

9. Other assets

In August 2008, the Company entered into a three-year agreement with an unrelated entity to provide marketing and promotional services for the Company.  Under the terms of the agreement, as consideration for the services to be provided, the Company is to issue warrants to purchase an aggregate of 23,334 shares of Company stock at an exercise price of $7.50. The Company determined, as of the grant date the warrants had an aggregate value of $6,730, which was being amortized over the three-year benefit period. As of January 31, 2011 and April 30, 2010 the warrants were fully amortized. As of January 31, 2011 and April 30, 2010, a warrant to purchase an aggregate of 18,334 shares of Company stock was issued and the balance of 5,000 remains to be issued.

On June 14, 2007, in connection with an endorsement agreement, the Company issued warrants to purchase 53,400 shares of the Company’s common stock at a price of $19.26 per share. The warrants may be exercised at any time up to June 14, 2017. The Company determined that the warrants had a value of $416,500, as of the date the warrants were granted, which is being amortized over the three-year term of the endorsement agreement. The warrants have cashless exercise provisions.  At January 31, 2011 and April 30, 2010, the unamortized balance of these warrants was $-0- and $16,494, respectively. In addition, the Company has agreed to issue, as partial consideration for monthly consulting services, to a principal of one of the entities involved in the endorsement agreement, warrants to purchase 200  shares of the Company’s common stock per month at the monthly average market price.  At April 30, 2010, warrants to purchase 7,200 shares of the Company’s stock accrued under this agreement, of which a warrant for 3,600  shares was issued at exercise prices ranging from $2.85 to $31.80 per share of common stock. Each warrant issuance has an exercise period of 5 years from date of issuance.  At January 31, 2011, and April 30, 2010, the agreement was terminated and the balance of 3,600 shares will not be issued.

10. Notes and Loans Payable

Notes and Loans Payable as of January 31, 2011 and April 30, 2010 consisted of the following:

	January 31, 2011
	(Unaudited)	April 30, 2010
Convertible note (a)	$100,000	$100,000
Olifant note (b)	620,260	695,260
Convertible promissory notes (c)	177,130	-
Other (d)	229,500	41,936
	1,126,890	837,196
Less current portion	926,890	437,196

Long-term portion	$200,000	$400,000

(a)

On November 9, 2009, the Company issued an unsecured $100,000 convertible note that matures on November 9, 2010. Interest accrues at a rate of 12.5% per annum and is payable quarterly. At the option of the note holder, interest can be paid in either cash or shares of Company common stock based on the convertible note’s $0.06 conversion price. As additional consideration, the Company granted the note holder 16,667 shares of the Company’s common stock and agreed to register the shares by January 8, 2010 or pay to the note holder as damages additional shares of the Company’s common stock equal to 2.0% of the common shares issuable upon conversion of the convertible note. The Company also granted the note holder piggyback registration rights.  On June 28, 2010, the Company issued the note holder 8,889 shares of common stock with a fair value of $973 as damages for failing to timely register the 16,667 common shares. For the nine and three months ended  January 31, 2011, interest expense of $9787 and $3,296, respectively was accrued and expensed. At April 30, 2010, interest expense of $6,061 was accrued on the note and paid on June 30, 2010.

On December 10, 2010, the convertible note payable in the amount of $100,000 was amended and extended for six months, and the Company continues its discussions with the note holder regarding additional consideration to be provided for extending the term of the note.

On November 9, 2009, the Company issued the 16,667 shares valued at $10,000, which the Company deemed a loan origination fee. At January 31, 2011 and April 30, 2010, $0 and $5,222, respectively has been recorded as a deferred charge on the balance sheets and $10,000 and $4,778, respectively has been amortized to interest expense.

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

(b)
On January 15, 2009, (the “Closing”), the Company acquired 90% of the capital stock of Olifant U.S.A, Inc. (“Olifant”),  pursuant to a Stock Purchase Agreement (the “Agreement. The Company has agreed to pay the sellers $1,200,000 for its 90% interest: $300,000 in cash and common stock valued at $100,000 to be paid 90 days from the Closing date. The initial cash payment of $300,000 which was due 90 days from Closing, was reduced to $149,633, which was paid to the sellers in August 2009 together with Company common stock having an aggregate value of $100,000 based on the date of the Agreement.  The Company issued a promissory note for the $800,000 balance. The promissory note is payable in four annual installments, the first payment is due one year from Closing. Each $200,000 installment is payable $100,000 in cash and Company stock valued at $100,000 with the stock value based on the 30 trading days immediately prior to the installment date. The cash portion of the note accrues interest at a rate of 5% per annum. On January 15, 2010, the Company paid the first loan installment in the amount of $200,000 and $5,000 in interest. The Company issued 330,033 shares as payment for the stock portion of the installment, and at the election of the sellers, $63,000 in cash and 138,614 in common stock as payment of the cash and interest portion on the first installment. At April 30, 2010 interest expense of $4,944 was accrued. For the nine and three months ended January 31, 2011, interest expense of $15,333 and $5,111, respectively has been expensed and accrued.

In connection with the Olifant Promissory Note, Company and the note holders amended the payment terms of the past due original promissory note regarding the second $200,000 note installment.

On January 18, 2011, in connection with the Olifant Promissory Note, the Company amended and restated a portion of the debt under a Wrap Around Agreement dated January 19, 2011, providing for the assignment and issuance of a Restated Convertible Promissory Note (the “First Restated Note) in the principal amount of $75,000 to an investor, such that the Company sold, with the note holders approval, $75,000 of the principal amount to an investor by issuing to the investor an 8% convertible promissory note due June 18, 2011. On January 18, 2011, the investor paid the note holders $75,000. As of January 31, 2011, interest of $217 has been expensed and accrued by the Company. The conversion features of the note require derivative accounting treatment. See note 11 - Derivative Liability.

 The Company and the note holders further amended the payment terms of the second note installment such that the note holders agreed to defer to March 15, 2011, a second payment of $75,000 and to receive $20,000 of Company common stock (2,000,000 shares) which the Company issued on February 3, 2011 as full and final settlement of the second $200,000 installment pending timely receipt of the second $75,000 payment due March 15, 2011. (See Note 17. Subsequent Events.) On March 14, 2011, the Company amended and restated the a portion of the debt under a Wrap Around Agreement dated March 14, 2011, providing for the assignment and issuance of a Restated Convertible Promissory Note (the “Second Restated Note) in the principal amount of $75,000 to an investor. On March 14, 2011, the Company sold, with the note holders approval, the second principal payment of $75,000 to an investor by issuing to the investor an 8% convertible promissory note due September 18, 2011. On March 15, 2011, in accordance with the terms of the amended payment terms, the investor paid the note holders the second $75,000 principal payment.

(c)
On July 12, 2010, the Company settled its lawsuit with James Sokol (“Sokol”) (see Note 18- Litigation) in accordance with the settlement, the Company issued a 6% convertible promissory note in the amount of $47,130. Principal and interest on the note are payable upon the successful completion by the Company of a $1,000,000 financing or on January 1, 2013. In lieu of cash, Sokol may elect to receive the principal and interest due on the note for an equivalent value of common shares of the Company. The Company accrued interest payable of $872 and $723, for the nine and three months ended January 31, 2011.  The conversion features of the note require derivative accounting treatment. See note 11 - Derivative Liability.

Additionally, on November 17, 2010, the Company borrowed $55,000 from an investor under a convertible promissory note at an annual interest rate of 8%. At January 31, 2011, the Company accrued interest payable of $917. The conversion features of the note require derivative accounting treatment. See note 11 - Derivative Liability.

On December 13, 2010, in connection with the settlement of accrued but unpaid salary compensation due to our former Vice President Sales, we issued a promissory note for $192,000. The note accrues interest at the annual rate of 6% and is due the earliest of thirty business days following the successful completion and receipt of a financing equal to or greater than one million dollars or January 1, 2012. At January 31, 2011, the Company accrued interest payable of $1,568.

(d)	On March 4, 2010, the Company issued to a shareholder 133,333 shares of its common stock with a fair value of $40,000 in full payment of the outstanding loan for financial consulting services.

On November 5, 2009, the Company borrowed $37,500 from an investor under an informal agreement for working capital purposes. The loan is payable on demand and is classified under notes and loans payable as a current liability on the balance sheet as of January 31, 2011 and April 30, 2010, respectively.

11. Derivative Liability

In June 2008, the FASB issued accounting guidance, which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions.  Instruments not indexed to their own stock fail to meet the scope exception of ASC 815 “Derivative and Hedging” and should be classified as a liability and marked-to-market.  The statement was effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings.

ASC 815-40 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  As disclosed in Note 10, during December of 2010, the Company entered into a convertible loan which contains a variable conversion price.   In accordance with ASC 815-40, this conversion option is classified as a derivative liability. This amount was credited to conversion option liability when the note was issued.  The conversion option liability was revalued at January 31, 2011 at $69,204 and the increase in value of $101,473 was charged to expense during the period. The estimated values of the conversion options were determined using the Black-Scholes pricing model and the following assumptions:  Expected volatility of 67.74%;   Expected life (years) of .38 to 1.92; risk free interest rate of 0.17%; and dividend rate of 0.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible securities. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.  Accordingly, sufficient shares are deemed available to satisfy the potential conversion of the conventional convertible notes issued prior to the convertible notes issued under the SPA during the fiscal third quarter of 2011.

12. Accrued Expenses

Accrued expenses consist of the following at January 31, 2011 and April 30, 2010:

	January 31, 2011 (Unaudited)	April 30, 2010
Payroll, board compensation and consulting fees owed to officers, directors and shareholders	$899,467	$1,220,392
Other payroll and consulting fees	445,509	688,740
Interest	669,624	405,394
Other	-	429,532
	$2,014,600	$2,744,058

At January 31, 2011 and April 30, 2010, other accrued expenses includes accruals for professional legal services , directors and officers liability insurance, public relations, marketing fees and business travel expenses.

13. Shareholders' Deficiency

Additional transactions affecting the Company's equity for the nine months ended January 31, 2011 are as follows:

On January 24, 2011, in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert  $49,000 of the outstanding balance of the Debenture in exchange for 7,000,000 shares of our common stock.

On January 14, 2011, we issued 3,333,334 shares of our common stock under our 2011 Stock Incentive Plan with a fair value of $25,000 for business consulting services. The shares vested immediately on the date of grant.

On January 11, 2011, in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert  $48,000 of the outstanding balance of the Debenture in exchange for 6,400,000 shares of our common stock.

On January 10, 2011, we issued 1,000,000 shares of our common stock under our 2011 Stock Incentive Plan with a fair value of $10,000 for business consulting services. The shares vested immediately on the date of grant.

On January 6, 2011, three shareholders returned to the Company 115,680 of shares issued in error. The value of the shares was $134,276 at date of grant.

On January 6, 2011, pursuant to the terms of the Sokol legal settlement (see Note 18. Commitments and Contingencies- Litigation) the Company issued 3,720,479 shares to Mr. Sokol with a fair market value of $50,000.

On January 6, 2011, in connection with the Socius CG II, Ltd. (“Socius”), litigation settlement (See Note 16 –Litigation), we issued 6,300,000 shares of our common stock with a fair value of $63,000 to Socius in compliance with the September 9, 2010 court approved settlement agreement as partial settlement of the outstanding obligation.

On January 4, 2011, we issued 760,744 shares of our common stock under our 2010 Stock Incentive Plan with a fair value of $15,215 for legal services. The shares vested immediately on the date of grant.

On January 4, 2011, in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert $63,780 of the outstanding balance of the Debenture in exchange for 6,000,000 shares of our common stock.

On December 30, 2010, in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert $55,950 of the outstanding balance of the Debenture in exchange for 5,000,000 shares of our common stock.

On December 16, 2010, in connection with the settlement of accrued but unpaid salary compensation due to our former Chief Financial Officer (“CFO”) in the amount of $40,000, we issued a convertible promissory note to our CFO. The note was purchased by an investor with the consent of the CFO. In connection therewith, the investor submitted a Notice of Conversion, to convert $5,000 of the outstanding principal balance of the Note in exchange for 914,635 shares of our common stock.

On December 17, 2010, in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert $46,000 of the outstanding balance of the Debenture in exchange for 4,000,000 shares of our common stock.

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

On November 17, 2010, in connection with the Socius CG II, Ltd. (“Socius”), litigation settlement (See Note 18 –Litigation), we issued 3,300,000 shares of our common stock with a fair value of $122,100 to Socius in compliance with the September 9, 2010 court approved settlement agreement as partial settlement of the outstanding obligation.

On November 16, 2010 in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert $28,500 of the outstanding balance of the Debenture in exchange for 1,000,000 shares of our common stock.

On November 15, 2010, the Company’s amended its certificate of incorporation to effect a 15-to-1 reverse stock split was approved by Financial Industry Regulatory Authority and became effective. As a result of the reverse split, each 15 shares of Common Stock (the “Old Shares”) will become and be converted into one share of Common Stock (the “New Shares”), with stockholders who would receive a fractional share to receive such additional fractional shares as will result in the holder having a whole number of shares. All references to shares of common stock in the financial statements have been retroactively restated. Issued and outstanding shares as reported on the balance sheets at January 31, 2011 and April 30, 2010 have been retroactively restated to give effect for the reverse stock split. Earnings per share calculations for the nine and three months ended January 31, 2011 and 2009 are based on the New Shares. As such, the total number of the common stock shares outstanding as of January 31, 2011 and 2009 were 98, 469,926 and 11,645,325 shares, respectively.

14.  Stock Incentive Plans

On January 6, 2011, the Company filed a registration statement on Form S-8 and registered 30,000,000 shares issuable under the 2011 Incentive Stock Plan (the “2011 Plan”).  As of January 31, 2011, the Company has issued 16,986,797 shares of Company common stock under the 2011 Plan as compensation for legal, financial and marketing services at a fair value of $110,215 which vested immediately upon grant As of January 31, 2011, 13,013,203 shares remain available for future issuance under the 2011 Plan.

On April 13, 2010, the Company filed a registration statement on Form S-8 and registered 2,000,000 shares issuable under the 2010 Incentive Stock Plan (the “2010 Plan”).  As of January 31, 2011, the Company has issued 1,506,839 shares of Company common stock under the 2010 Pan as compensation for legal and marketing services at a fair value of $114,272 which vested immediately upon grant. As of January 31, 2011, 493,161shares remain available for future issuance under the 2010 Plan.

On November 6, 2009, the Company filed a registration statement on Form S-8 and registered 1,333,333 shares issuable under the 2009 Incentive Stock Plan (the “2009 Plan”). As of April 30, 2009, the Company issued 906,490 shares of Company common stock under the 2009 Plan as compensation for legal and marketing services at a fair value of $316,450 which vested immediately upon grant. As of January 31, 2011, 1,289,163 shares of common stock were issued under the plan as compensation for legal and marketing services at a fair value of $382,117 and 44,170 shares remain available for future issuance under the 2009 Plan.

In January 2009, the Company’s shareholders approved the 2008 Incentive Stock Plan (the “2008 Plan”) which provides for awards of incentives of non-qualified stock options, stock, restricted stock and stock appreciation rights for its officers, employees, consultants and directors in order to attract and retain such individuals and to enable them to participate in the long-term success and growth of the Company.  , Under the 2008 Plan, 666,667 common shares were reserved for distribution. As of January 31, 2011, 618,333 shares have been issued and 48,334 remain available for future issuance. Of this amount, 30,000 of the options  issued to employees were subsequently canceled when the employees terminated their service with the Company. Stock options granted under the Plan are granted with an exercise price at or above the fair market value of the underlying common stock at the date of grant, generally vest over a four-year period and expire 5 years after the grant date.

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

The fair value of each option  award is estimated on the date of grant using the Black-Scholes option pricing model and is affected by assumptions regarding a number of highly complex and subjective variables  including expected volatility, risk-free interest rate, expected dividends and expected term. Expected volatility is based on the historic volatility of the Company’s stock over the expected life of the option. The expected term and vesting of the option represents the estimated period until the exercise and is based on management’s estimates, giving consideration to the contractual term, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. ASC 718-10, “Share Based Payment,” also requires the Company to estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent period if actual forfeitures differ from those estimates. Option expense for the nine and three months ended January 31, 2011 was $62,859 and $20,953, respectively. Option Expense for the nine and three months ended January 31, 2010 was $70,452 and $23,484, respectively.

15. Income Taxes

No provision for income taxes is included in the accompanying statements of operations because of net operating losses for the nine and three months ended January 31, 2011 and 2010, respectively. Holdings and Drinks previously filed income tax returns on a June 30 and December 31 tax year, respectively; however, both companies applied for, and received a change in tax year to April 30, and file a federal income tax return on a consolidated basis. Olifant files income tax returns on a February 28 tax year. The consolidated net operating loss carry forward as of January 31, 2011 to offset future years' taxable income is approximately $36,600,000, expiring in various years through 2030.  A valuation allowance has been provided against the entire deferred tax asset due to the uncertainty of future profitability of the Company. Management's position with respect to the likelihood of recoverability of these deferred tax assets will be evaluated each reporting period.

16.  Related Party Transactions

Related party transactions, in addition to those referred to in Notes 9 and 10 are as follows:

Consulting and Marketing Fees

The Company incurred fees for services rendered related to sales and marketing payable to a limited liability company, which was controlled by a member of the Company’s board of directors and previous chairman of the board. As of January 31, 2011, and April 30, 2010, unpaid fees owed to a director and his firm aggregated $-0- and $91,000, respectively. As of January 31, 2011, the Company issued 293,333 in full satisfaction of the unpaid fees owed to the director and his firm.

In fiscal 2003, we entered into a consulting agreement with a company wholly owned by a member of the Company's board of directors. Under the agreement, the consulting company is compensated at the rate of $100,000 per annum. As of January 31, 2011 and April 30, 2010, we were indebted to the consulting company in the amount of $50,000.

In December 2002, the Company entered into a consulting agreement with one of its shareholders, which provided for $600,000 in fees payable in five fixed increments over a period of 78 months. The agreement expired on June 9, 2009. Under this agreement, as of January 31, 2011 and April 30, 2010, amounts owed to this shareholder aggregated $43,151.

In October 2009, upon the resignation of Brian Kenny as VP Marketing of the Company, we entered into a marketing consulting agreement with a company controlled by him to provide marketing services to the Company at the annual rate of $144,000.  Brian Kenny is the son of our CEO, J. Patrick Kenny. At January 31, 2011, we were indebted to the consulting company in the amount of $76,500.

Royalty Fees

In connection with the Company's distribution and licensing agreements with its equity investee the Company incurred royalty expenses for the nine and three months ended January 31, 2011 and 2010 of approximately $22,884 and $4,724, respectively and $53,682 and $42,912, respectively.  The operations and the net assets are immaterial.

Loan Payable

From July 2007 through January 31, 2011, the Company has borrowed and our CEO has loaned various amounts up to $813,035 to the Company for working capital purposes at an annual interest rate of 12%. As of January 31, 2011 and April 30, 2010, amounts owed to our CEO on these loans including accrued and unpaid interest aggregated $5,587 and $154,670, respectively. For the nine and three months ended January 31, 2011 and 2009, interest incurred on these loans aggregated $5,075 and $312, respectively and $29,051 and $9,183, respectively.

17. Customer Concentration

For the nine and three months ended January 31, 2011, the Company earned royalty revenue under its agreement with Mexcor, Inc. that represented 34% and 29% of the its revenue, respectively.  For the nine months ended January 31, 2011, one customer accounted for 16% of the Company’s revenue and for the three months ended January 31, 2011 two customers accounted for 14% and 12%, respectively of the Company’s revenue. For the nine months ended January 31, 2010, three customers accounted for 19%, 12% and 11%, respectively of the Company’s revenue and for the three months ended January 31, 2010 three customers accounted for 32%, 18% and 14%, respectively of the Company’s revenue.

18. Commitments and Contingencies

Lease

The Company leases office space under an operating lease for a two-year period through September 2011 with minimum annual rentals of $36,000. Rent expense for the nine and three months ended January 31, 2011, was approximately $27,000 and $9,000, respectively. Rent expense for the nine and three months ended January 31, 2010 was approximately $15,000 and $28,000, respectively. Rent expense for the three and nine months ended January 31, 2010 is net of a landlord credit of approximately $13,000.

Future minimum payments as of January 31, 2011for all leases are approximately as follows:

Years Ending
April 30,	Amount
2011	$9,000
2012	15,000
$33,000

License Agreements

In November 2005, the Company entered into an eight-year license agreement for sales of Trump Super Premium Vodka. Under the agreement, the Company is required to pay royalties on sales of the licensed product. The agreement requires minimal royalty payments through November 2012 which if not paid could result in termination of the license. The Company is currently in default under the terms of its license agreement with Trump Marks LLC. The Company, under a non-documented arrangement with the licensor, is continuing to sell the product both domestically and internationally. The Company and licensor are currently engaged in active discussion to both enhance the marketing of the brand and to amend the agreement under mutually beneficial terms.

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

Other Agreements

The Company has modified its agreement with a foreign distributor, through December 2023, to distribute our products in their country. The agreement requires the distributor to assume procurement of component parts, production, distribution and funding for approved marketing and promotion for the term of the agreement. The distributor is to pay the Company a quarterly fee no less than one fourth of $150,000 and certain incremental payments for set volume levels. In return for the fee and assumption of all financial support in the territory, the Company will be the exclusive distributor in Israel over the term of the agreement with the rights to be exclusive distributor in their country. The distributor is in the process of purchasing component parts for its own production. It is also anticipated that the Company may purchase up to five containers of product or 5,000 cases from the Company’s current inventory as a precursor to its own production in order to accelerate market entry. The Company received a prepayment $84,970 and recognized $21,243 for shipments in the fourth quarter-ended April 30, 2010 and $63,730 for the nine months and $21,243 for the three months ended January 31, 2011. As of January 31, 2011 and April 30, 2010, deferred revenue on the balance sheet amounted to $0 and $63,730, respectively.

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

Litigation

On March 15, 2011, the parties reached an agreement to the December 2009 matter of Niche Media, Inc., an advertising vendor, that filed suit against the Company in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk (Docket Number FST-CV09-6002627-S) claiming unpaid invoices of approximately $150,000. The case has been withdrawn and the Company has agreed to pay $3,200 per month for 28 months ($90,000 total) to resolve this claim. Final definitive settlement documents are being drafted. On March 7, 2011, the Company received notice of an award from the arbitrator in the Matter of Arbitration 33 154 00283 09 between Liquor Group Holding , LLC (“LG”) and the Company.    In the Award, the arbitrator found that the Company did not breach its contract with LG and that there was no tortuous interference by the Company with LG’s business and thus did not award LG any damages. The arbitrator found that the liquidation and failure to pay for products sold by LG constituted a breach of contract.  The arbitrator found that the Company was damaged by LG’s breach in the amount of $180,058.62 and that pursuant to the contract between the Company and LG such damages were to be tripled such that the damages became $540,175.86. The arbitrator also found that pursuant to the contract between the Company and LG, LG was to pay any and all costs and expenses incurred by the Company in enforcing or establishing its rights under the agreement including reasonable attorney’s fees.  The arbitrator awarded the Company $120,605.15 in reasonable attorney’s fees along with an additional $3,878.04 in costs, for a total of $124,483.19. In summary, the arbitrator found that the total owed by LG to the Company for damages, fees, expenses and costs to be paid to the Company is $664,659.05.

The administrative fees and expenses of the American Arbitration Association, totaling $7,000 was to be borne equally between the Company and LG. The other administrative fees of the American Arbitration Association totaling $5,775 and the compensation and expense of the arbitrator totaling $19,085 were to be borne equally. Therefore, the Company was to reimburse LG the sum of $1,762 representing that portion of said fees and expenses in excess of the apportioned costs previously incurred by LG.

On July 29, 2010, we entered into a settlement agreement with Socius CG II, Ltd. (“Socius”) pursuant to which we agreed to issue 2,586,667 shares of our common stock with a fair value of $131,920, in exchange for satisfaction of the claim by Socius for $334,006. This settlement agreement required court approval before the issuance of such stock because it involved the payment of the settlement in the form of the Company’s common stock in reliance upon the Section 3(a) (10) exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended. On September 9, 2010, the court approved the settlement agreement and the issuance of the 2,586,667  shares to Socius as exempt from registration pursuant to the Section 3(a)(10) registration exemption. On November 17, 2010, since we could only deliver partial payment in shares, as we had attained the limit of our authorized shares, we delivered 3,300,00 shares with a fair value of $122,100 to Socius in partial settlement of the outstanding obligation. On December 9, 2010, we delivered 4,300,000 shares with a fair value of $81,700 to Socius in partial settlement of the outstanding obligation. On January 6, 2011, we delivered 6,300,00 shares with a fair value of $63,000 to Socius in partial settlement of the outstanding obligation. On February 10, 2011, we delivered 8,925,000 shares with a fair value of $48,195 to Socius in partial settlement of the outstanding obligation. (See Subsequent Event Note – 17.)

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

In October 2009,  James Sokol, a former salesperson for the Company, filed suit against the Company and its Chief Executive Officer in the Superior Court for the Judicial District of Fairfield (Docket Number CV 09 5027925 S) claiming unpaid compensation of $256,000. In November 30, 2009, we pledged 1,000,000 shares of Company common stock in lieu of a prejudgment remedy that the Plaintiff had sought against the Company and its Chief Executive Officer. On July 12, 2010, the Company and Mr. Sokol reached a settlement of the suit pursuant to which Mr. Sokol withdrew the suit on July 16, 2010 and thereafter returned the 1,000,000 shares of the Company’s common stock to the Company. Additionally, in accordance with the settlement, the Company issued a 6% convertible promissory note in the amount of $47,130. Principal and interest on the note are payable upon the Company’s successful completion of a $1,000,000 financing or on January 1, 2013. In lieu of cash, Sokol may elect to receive the principal and interest due on the note for an equivalent value in common shares of the Company. The Company accrued interest payable of $872 and $723, for the nine and three months ended January 31, 2011.

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

19. Subsequent Events

The Company has evaluated events subsequent to January 31, 2011 to assess the need for potential recognition or disclosure in this report. As a result of this evaluation, the Company has identified the following subsequent events:

On March 15, 2011, the parties reached an agreement to the December 2009 matter of Niche Media, Inc., an advertising vendor, that filed suit against the Company in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk (Docket Number FST-CV09-6002627-S) claiming unpaid invoices of approximately $150,000. The case has been withdrawn and the Company has agreed to pay $3,200 per month for 28 months ($90,000 total) to resolve this claim. Final definitive settlement documents are being drafted. (See Note 18-Litigation)

On March 7, 2011, the Company received notice of an award from the arbitrator in the Matter of Arbitration 33 154 00283 09 between Liquor Group Holding , LLC (“LG”) and the Company.  In the Award the arbitrator found that the Company did not breach its contract with LG and that there was no tortuous interference by the Company with LG’s business and thus did not award LG any damages. (See Note 18-Litigation). The arbitrator found that the liquidation and failure to pay for products sold by LG constituted a breach of contract.  The arbitrator found that the Company was damaged by LG’s breach in the amount of $180,058.62 and that pursuant to the contract between the Company and LG such damages were to be tripled such that the damages became $540,175.86. The arbitrator also found that pursuant to the contract between the Company and LG, LG was to pay any and all costs and expenses incurred by the Company in enforcing or establishing its rights  under the agreement including reasonable attorney’s fees.  The arbitrator awarded the Company $120,605.15 in reasonable attorney’s fees along with an additional $3,878.04 in costs, for a total of $124,483.19. In summary, the arbitrator found that the total owed by LG to the Company for damages, fees, expenses and costs to be paid to the Company is $664,659.05.

The administrative fees and expenses of the American Arbitration Association, totaling $7,000 was to be borne equally between the Company and LG.  The other administrative fees of the American Arbitration Association totaling $5,775 and the compensation and expense of the arbitrator totaling $19,085 were to be borne equally. Therefore, the Company was to reimburse LG the sum of $1,762 representing that portion of said fees and expenses in excess of the apportioned costs previously incurred by LG.
On March 11, 2011, in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert  $28,170 of the outstanding balance of the Debenture in exchange for 9,000,000 shares of our common stock.

On March 7, 2011, in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert  $40,800 of the outstanding balance of the Debenture in exchange for 12,000,000 shares of our common stock.

On February 25, 2011, an investor who purchased our 8% convertible promissory note dated October 1, 2010, in the amount of $45,980, submitted a second Notice of Conversion to convert $4,800 of the principal amount of the convertible promissory note for 2,400,000 shares of our common stock.

On February 18, 2011, we issued 4,000,000 shares of our common stock under our 2011 Stock Incentive Plan with a fair value of $20,000 for marketing services. The shares vested immediately on the date of grant.

On February 18, 2011, we issued 2,000,000 restricted shares of our common stock with a fair value of $10,000 for marketing consulting services.

On February 17, 2011, we issued 4,444,444 shares of our common stock under our 2011 Stock Incentive Plan with a fair value of $20,000 for business consulting services. The shares vested immediately on the date of grant.

On January 18, 2011, in connection with the Olifant Promissory Note (See Note 10 (b) Notes and Loans Payable) the Company amended and restated the a portion of the debt under a Wrap Around Agreement dated January 19, 2011, providing for the assignment and issuance of the Restated Convertible Promissory Note (the “Restated Note) in the principal amount of $75,000 to an investor.

On February 3, 2011, in connection with the Olifant Promissory Note (See Note 10 (b) Notes and Loans Payable), the Company issued to the original note holders 2,000,000 shares (1,000,000 shares each) of its common stock with a fair market value in the aggregate of $20,000.

On February 4, 2011, the investor submitted a first Notice of Conversion to convert $10,000 of the principal amount of the Restated Note for 3,448,376 shares of our common stock.

On February 9, 2011, the investor submitted a second Notice of Conversion to convert $6,000 of the principal amount of the Restated Note for 2,068,966 shares of our common stock.

On February 14, 2011, the investor submitted a third Notice of Conversion to convert $10,000 of the principal amount of the Restated Note for 3,571,429 shares of our common stock.

On February 23, 2011, the investor submitted a fourth Notice of Conversion to convert $6,000 of the principal amount of the Restated Note for 2,400,000 shares of our common stock.

On March 1, 2011, the investor submitted a fifth Notice of Conversion to convert $9,000 of the principal amount of the Restated Note for 3,750,000 shares of our common stock.

On March 8, 2011, the investor submitted a sixth Notice of Conversion to convert $10,000 of the principal amount of the Restated Note for 4,761,905 shares of our common stock.

On March 11, 2011, the investor submitted a seventh Notice of Conversion to convert $6,000 of the principal amount of the Restated Note for 3,157,895 shares of our common stock.

On March 14, 2011, in connection with the Olifant Promissory Note (See Note 10 (b) Notes and Loans Payable) the Company amended and restated the a portion of the debt under a Wrap Around Agreement dated March 14, 2011, providing for the assignment and issuance of the Restated Convertible Promissory Note (the “Second Restated Note) in the principal amount of $75,000 to an investor.

On February 14, 2010, in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert  $50,670 of the outstanding balance of the Debenture in exchange for 9,000,000 shares of our common stock.

On February 10, 2011, in connection with the Socius CG II, Ltd. (“Socius”), litigation settlement (See Note 18 –Litigation), we issued 8,925,000 shares of our common stock with a fair value of $48,195 to Socius in compliance with the September 9, 2010 court approved settlement agreement as partial settlement of the outstanding obligation.

On February 10, 2011, we issued 3,448,275 shares of our common stock under our 2011 Stock Incentive Plan with a fair value of $20,000 for business consulting services. The shares vested immediately on the date of grant.

On February 3, 2011, an investor who purchased our 8% convertible promissory note, in the amount of $45,980, submitted a first Notice of Conversion to convert $5,482 of the principal amount of the convertible promissory note for 2,300,140 shares of our common stock.

On February 3, 2011, in connection with the June 18, 2009 Drinks Debenture financing by an investor, the investor submitted a Notice of Conversion, to convert $46,750 of the outstanding balance of the Debenture in exchange for 8,500,000 shares of our common stock.

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

Introduction

The following discussion and analysis summarizes the significant factors affecting: (1) our consolidated results of operations for the nine and three months ended January 31, 2011, compared to the nine and three months ended January 31, 2010, and (2) our liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes included in our Annual Report Form 10-K, filed on August 13, 2010.

Results of Operations

Comparison of the Three and Nine Months Ended January 31, 2011 and 2010

Net Sales: For the nine months ended January 31, 2011, net sales were approximately $388,000 under our revised royalty revenue business model compared to net sales of approximately $846,000 for the nine months ended January 31, 2010 which level of volume was driven by the Company's wholesale business model. The decrease of 54% reflects the transition of our business model in February 2010 from a wholesale operation to a royalty based operation under our distribution and importation agreement with Mexcor, Inc. as well as the delay in the second quarter of 2009 in replacing our working capital financing following the termination of our financing facility with Sovereign Bank. Our business continues to be impacted by a shortage of working capital and the continuing weak economy.

Net sales for the three months ended January 31, 2011 were approximately $142,000 compared to approximately, $397,000 for the three months ended January 31, 2010 reflecting a 64% decrease resulting from the managements decision transition the operating business model to a predominately royalty based operation from a wholesale distribution operation.

During the second quarter of 2010, we launched the sale of Rheingold beer, which sales accounted for approximately 48% of our total nine month sales and 55% of our total three month sales as of January 31, 2011.

Trump Super Premium Vodka sales aggregated 2,134 cases and accounted for approximately 34% of total dollar sales for the nine months ended January 31, 2011. For the comparable nine month period of the prior year, Trump Super Premium Vodka net sales aggregated 1,417 cases which accounted for 30% of the total dollar sales. For the three months ended January 31, 2011, sales of Trump Super Premium Vodka amounted to 805 cases or 33% of total dollar sales. For the same period of the prior year, the Company recorded sales of 1,417 cases of Trump Super Premium Vodka or 31% of the third quarter sales as of January 31, 2010. Sales of Trump Super Premium Vodka for the nine and three months ended January 31, 2011 continued to be negatively impacted by the weak economy and consumer preference for lower cost alternative vodka brand offerings.

For the nine months ended January 31, 2011, Old Whiskey River Bourbon totaled 1,180 cases sold which accounted for approximately 8% of total dollar sales.  For the three months ended January 31, 2011, Old Whiskey River Bourbon totaled 277 cases or 5% of total dollar sales. For the nine and three months ended January 31, 2010, sales of Old Whiskey Bourbon totaled 1,278 and 979 cases, respectively or approximately, 18% and 30% of sales, respectively.

For the nine and three months ended January 31, 2011, sales of Aquila Tequila were not material. Due to the previously mentioned limited availability of sufficient working capital, we decided to allocate our limited resources to the acquisition of inventory that we could sell at higher margins. There were no sales of Aquila Tequila during the nine and three month periods of the prior year.

For the nine months ended January 31, 2011, Damiana Liqueur aggregated 1,346 cases sold or approximately 3% of total dollar sales. For the same period of the prior year, Damiana Liqueur totaled 214 cases sold or approximately 3% of total dollar sales. For the three months ended January 31, 2011, Damiana Liqueur totaled 216 cases sold or approximately 2% of total dollar sales. There were no sales of Damiana Liqueur for the three months ended January 31, 2010.

There were no sales of our premium-imported wines for the nine and three months ended January 31, 2011 as the Company exited the wine import business in the second quarter of fiscal 2010. Sales of our premium-imported wines totaled 796 cases or approximately 2% of our sales for the nine months ended January 31, 2010.

For the nine months ended January 31, 2011, Olifant Vodka amounted to 6,279 cases sold or approximately 6% of total net sales which compared to 8,604 cases sold or approximately 46% of total net sales for the same nine month period of the prior year. We believe, and continuing customer demand and sales indicate, that sales of our economy priced Olifant Vodka products continue to be very successful in the current economic environment.

Net sales of Olifant Vodka for the three months ended January 31, 2011, totaled approximately 2151 cases sold or approximately 4% of total net sales. Net sales of Olifant Vodka for the three months ended January 31, 2010, totaled approximately 3,174 cases sold or approximately 40% of total net sales.

Gross Margin:  Gross margin for the nine months ended January 31, 2011, was approximately $42,000 or 11% of net sales under the royalty business model compared to gross margin of approximately $237,000, or 28% of net sales for the nine months ended January 31, 2010 under the wholesale business model. This decrease in gross margin is attributable to the transition of our business model to a royalty-based revenue operation from a wholesale revenue model and the associated start-up production costs involved in launching of Rheingold beer in the second quarter of 2010 as well as the $40,000 charge to write-off  non-saleable Olifant vodka products.

Gross margin for the three months ended January 31, 2011, was approximately $8,000 or 6% of net sales compared to gross margin of approximately $109,000 or 28% of net sales for the three months ended January 31, 2010. The decrease of approximately $101,000 reflects the impact of transitioning the business to a royalty based operation, the one-time production start-up costs of launching Rheingold beer and a one-time $40,000 write-off of non-saleable Olifant vodka product in the third quarter.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the nine months ended January 31, 2011 amounted to approximately $1,988,000 compared to approximately $3,841,000 for the same period of the prior year, a decrease of approximately $1,853,000, or 48%, attributable to our decision to reduce our operating and marketing expenses and thereby sustain our limited working capital. The overhead reductions resulted in lower payroll and payroll related travel and marketing expenses. Additionally, our distribution and importation agreement with Mexcor, Inc. (“Mexcor”) resulted in our ability to transfer our field sales force and the associated sales commission costs and travel expenses to Mexcor, as we restructured our business-operating model in fiscal 2010. The cost reductions we obtained from restructuring our business plus additional working capital enabled us to launch successfully Rheingold beer in our second quarter. Additionally, for the nine months ended January 31, 2010, selling, general and administrative expenses included $567,500 of marketing fees associated with the 2009 Olifant Summer Concert Series.

For the three months ended January 31, 201, selling, general and administrative expenses amounted to approximately $662,000 compared to approximately $631,000 for the same period of the prior year, which reflects a marginal 5% increase of approximately $31,000, attributable to liquor licensing costs associated with the launch of Rheingold beer in several states.

Other income (expense): For the nine and three months ended January 31, 2011, other income of $413,000 is predominately comprised of certain liabilities which have been forgiven offset by a loss from revaluation of conversion option liability.  Other expense is comprised of interest expense totaling approximately $734,000 for the nine  months ended January 31, 2011 compared to interest expense of approximately $907,000 for the nine months ended January 31, 2010. This decrease is predominantly due to a reduction in the cost of financing our outstanding liabilities which we have systematically reduced by approximately $2,056,000 to $5,413,000 at January 31, 2011 from approximately $7,469,000 at January 31, 2010. This decrease in our outstanding debt is mostly attributable to our repayment of $275,000 or nearly 98% of the outstanding loan payable to our CEO; the reduction of our outstanding accrued expenses and accounts payable of approximately $2,367,000; offset by the addition of $450,000 from the return of collateral by an investor previously treated as a reduction in our loan balance; and the restructuring by amendment and deferral and of our $200,000 Olifant debt re-payment.

Income Taxes: From our inception, we have incurred substantial net losses and as a result, have not incurred any income tax liabilities. Our federal net operating loss carry-forward is approximately $36,600,000, which we can use to reduce future taxable earnings. No income tax benefits were recognized for the nine and three months ended January 31, 2011 and 2010 as we have provided valuation reserves against the full amount of the future carry forward tax loss benefit. We will evaluate the reserve every reporting period and recognize the benefits when realization is reasonably assured.

Financial Liquidity and Capital Resources

Our accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of January 31, 2011, the Company has a shareholders' deficiency of approximately $2,746,000 applicable to controlling interests compared with $2,886,000 applicable to controlling interests at April 30, 2010, and working capital deficiency of $4,810,000 as of January 31, 2011 and has incurred significant operating losses and negative cash flows since inception. For the nine and three months ended January 31, 2011, the Company sustained a net loss of approximately $2,281,000 and $532,000, respectively compared to a net loss of $4,415,000 and $898,000, respectively for the nine and three months ended January 31, 2010 and used cash of approximately $270,000 in operating activities for the nine months ended January 31, 2010 compared with approximately $274,000 for the nine months ended January 31, 2010. We will need additional financing which may take the form of equity or debt and we have converted certain liabilities into equity.  We anticipate that increased sales revenues from our newly launched Rheingold Beer product line and our Mexcor Agreement will contribute to improving our cash flow and provide additional liquidity from operations.  In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

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

Net Cash Used in Operating Activities: Net cash used in operating activities for the nine months ended January 31, 2011 was approximately $270,000. We have to date funded our operations predominantly through loans from shareholders, officers and investors and additionally through the issuance of our common stock as payment for outstanding obligations.

Net Cash provided by Financing Activities: Net cash provided by in financing activities for the nine months ended January 31, 2011 was approximately $165,000.

On March 15, 2011, the parties reached an agreement to the December 2009 matter of Niche Media, Inc., an advertising vendor, that filed suit against the Company in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk (Docket Number FST-CV09-6002627-S) claiming unpaid invoices of approximately $150,000. The case has been withdrawn and the Company has agreed to pay $3,200 per month for 28 months ($90,000 total) to resolve this claim. Final definitive settlement documents are being drafted. (See Note 18-Litigation)

On March 7, 2011, the Company received notice of an award from the arbitrator in the Matter of Arbitration 33 154 00283 09 between Liquor Group Holding , LLC (“LG”) and the Company.  In the Award the arbitrator found that the Company did not breach its contract with LG and that there was no tortuous interference by the Company with LG’s business and thus did not award LG any damages. The arbitrator found that the liquidation and failure to pay for products sold by LG constituted a breach of contract.  The arbitrator found that the Company was damaged by LG’s breach in the amount of $180,058.62 and that pursuant to the contract between the Company and LG such damages were to be tripled such that the damages became $540,175.86. The arbitrator also found that pursuant to the contract between the Company and LG, LG was to pay any and all costs and expenses incurred by the Company in enforcing or establishing its rights under the agreement including reasonable attorney’s fees.  The arbitrator awarded the Company $120,605.15 in reasonable attorney’s fees along with an additional $3,878.04 in costs, for a total of $124,483.19.

In summary, the arbitrator found that the total owed by LG to the Company for damages, fees, expenses and costs to be paid to the Company is $664,659.05.

The administrative fees and expenses of the American Arbitration Association, totaling $7,000 was to be borne equally between the Company and LG.  The other administrative fees of the American Arbitration Association totaling $5,775 and the compensation and expense of the arbitrator totaling $19,085 were to be borne equally. Therefore, the Company was to reimburse LG the sum of $1,762 representing that portion of said fees and expenses in excess of the apportioned costs previously incurred by LG.  (See Note 18-Litigation)

On July 29, 2010, we entered into a settlement agreement with Socius CG II, Ltd. (“Socius”) pursuant to which we agreed to issue 2,586,667 shares of our common stock in exchange for satisfaction of the claim by Socius for $364,006. This settlement agreement required court approval before the issuance of such stock because it involved the payment of the settlement in the form of the Company’s common stock in reliance upon the Section 3(a) (10) exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended. On September 9, 2010, the court approved the settlement agreement and the issuance of the 2,586,667 shares to Socius as exempt from registration pursuant to the Section 3(a) (10) registration exemption. On November 17, 2010, since we could only deliver partial payment in shares, as we had attained the limit of our authorized shares, we delivered 3,300,00 shares with a fair value of $122,100 to Socius in partial settlement of the outstanding obligation. On November 17, 2010, since we could only deliver partial payment in shares, as we had attained the limit of our authorized shares, we delivered 3,300,00 shares with a fair value of $122,100 to Socius in partial settlement of the outstanding obligation. On December 9, 2010, we delivered 4,300,000 shares with a fair value of $81,700 to Socius in partial settlement of the outstanding obligation. On January 6, 2011, we delivered 6,300,000 shares with a fair value of $63,000 to Socius in partial settlement of the outstanding obligation. On February 10, 2011, we delivered 8,925,000 shares with a fair value of $48,195 to Socius in partial settlement of the outstanding obligation. (See Subsequent Event, Note – 19.)

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

Seasonality

Generally, the second and third quarters of our fiscal year (August-January) are the periods that we realize our greatest sales as a result of sales of alcoholic beverages during the holiday season. During the fourth quarter of our fiscal year (February-April), we generally realize our lowest sales volume. Given our decreased working capital, the effects of seasonality on our sales have been lessened.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2011, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be declared by us in reports that we file with or submit to the Securities and Exchange Commission (the “SEC”) is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

On March 15, 2011, the parties reached an agreement to the December 2009 matter of Niche Media, Inc., an advertising vendor, that filed suit against the Company in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk (Docket Number FST-CV09-6002627-S) claiming unpaid invoices of approximately $150,000. The case has been withdrawn and the Company has agreed to pay $3,200 per month for 28 months ($90,000 total) to resolve this claim. Final definitive settlement documents are being drafted.

On March 7, 2011, the Company received notice of an award from the arbitrator in the Matter of Arbitration 33 154 00283 09 between Liquor Group Holding , LLC (“LG”) and the Company. In the Award the arbitrator found that the Company did not breach its contract with LG and that there was no tortuous interference by the Company with LG’s business and thus did not award LG any damages. The arbitrator found that the liquidation and failure to pay for products sold by LG constituted a breach of contract.  The arbitrator found that the Company was damaged by LG’s breach in the amount of $180,058.62 and that pursuant to the contract between the Company and LG such damages were to be tripled such that the damages became $540,175.86. The arbitrator also found that pursuant to the contract between the Company and LG, LG was to pay any and all costs and expenses incurred by the Company in enforcing or establishing its rights  under the agreement including reasonable attorney’s fees.  The arbitrator awarded the Company $120,605.15 in reasonable attorney’s fees along with an additional $3,878.04 in costs, for a total of $124,483.19. In summary, the arbitrator found that the total owed  by LG to the Company for damages, fees, expenses and costs to be paid to the Company is $664,659.05.

The administrative fees and expenses of the American Arbitration Association, totaling $7,000 was to be borne equally between the Company and LG. The other administrative fees of the American Arbitration Association totaling $5,775 and the compensation and expense of the arbitrator totaling $19,085 were to be borne equally. Therefore, the Company was to reimburse LG the sum of $1,762 representing that portion of said fees and expenses in excess of the apportioned costs previously incurred by LG.

As reported previously in our quarterly report on Form 10-Q for the quarter ended October 31, 2010, on July 29, 2010, we entered into a settlement agreement with Socius CG II, Ltd. (“Socius”) pursuant to which we agreed to issue 2,586,667 shares of our common stock in exchange for satisfaction of the claim by Socius for $334,006. This settlement agreement required court approval before the issuance of such stock because it involved the payment of the settlement in the form of the Company’s common stock in reliance upon the Section 3(a) (10) exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended. On September 9, 2010, the court approved the settlement agreement and the issuance of the 2,586,667 shares to Socius as exempt from registration pursuant to the Section 3(a)(10) registration exemption. On November 17, 2010, since we could only deliver partial payment in shares, as we had attained the limit of our authorized shares, we delivered 3,300,000 shares with a fair value of $122,100 to Socius in partial settlement of the outstanding obligation. On November 17, 2010, since we could only deliver partial payment in shares, as we had attained the limit of our authorized shares, we delivered 3,300,000 shares with a fair value of $122,100 to Socius in partial settlement of the outstanding obligation. On December 9, 2010, we delivered 4,300,000 shares with a fair value of $81,700 to Socius in partial settlement of the outstanding obligation. On January 6, 2011, we delivered 6,300,000 shares with a fair value of $63,000 to Socius in partial settlement of the outstanding obligation. On February 10, 2011, we delivered 8,925,000 shares with a fair value of $48,195 to Socius in partial settlement of the outstanding obligation.

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

In October 2009,  James Sokol, a former salesperson for the Company, filed suit against the Company and its Chief Executive Officer in the Superior Court for the Judicial District of Fairfield (Docket Number CV 09 5027925 S) claiming unpaid compensation of $256,000. In November 30, 2009, we pledged 1,000,000 shares of Company common stock in lieu of a prejudgment remedy that the Plaintiff had sought against the Company and its Chief Executive Officer. On July 12, 2010, the Company and Mr. Sokol reached a settlement of the suit pursuant to which Mr. Sokol withdrew the suit on July 16, 2010 and thereafter returned the 1,000,000 shares of the Company’s common stock to the Company. Additionally, in accordance with the settlement, the Company issued a 6% convertible promissory note in the amount of $47,130. Principal and interest on the note are payable upon the Company’s successful completion of a $1,000,000 financing or on January 1, 2013. In lieu of cash, Sokol may elect to receive the principal and interest due on the note for an equivalent value of in common shares of the Company. The Company accrued interest payable of $872 and $723, for the nine and three months ended January 31, 2011.

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

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

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

March 22, 2011

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