Form 10-K
period 2011-04-30
DRINKS AMERICAS HOLDINGS, LTD
filed 2011-08-12
CIK 873540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the fiscal year ended April 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-19086

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the quarter ended October 31, 2010 was approximately $1,075,442.33 The registrant had 32,765,010 shares of common stock outstanding at October 31, 2010.

As of August 1, 2011, there were 493,456,981 shares of Common Stock, par value $0.001 per share, outstanding.

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

As of March 9, 2005, we, as Gourmet Group, issued an aggregate of 2,864,253 shares of our common stock (or 87.28% of the outstanding common stock on a fully-diluted basis) to DA's shareholders, an additional 120,000 total shares of our common stock (or 3.66%) to two advisors to DA and a total of 26,667shares of our common stock (or 0.8%) to the four members of Maxmillian Mixers, LLC, a Delaware limited liability company affiliated with DA ("Mixers") in exchange for all of DA's outstanding common shares and DA’s business. Immediately prior to issuing such shares, Gourmet Group (which had previously been a Nevada corporation), by way of merger merged with and into a newly formed Delaware corporation, thereby becoming a Delaware corporation. Gourmet Group changed its name to Drinks Americas Holdings, Ltd., effectively reverse split its outstanding shares one-for-ten, and authorized up to 1,000,000 shares of "blank check" preferred stock in its new certificate of incorporation. In return for such issuances of shares, we, as Gourmet Group, received all of the outstanding shares of capital stock of DA and all of the membership interests in Mixers. Thus, DA and Mixers became our wholly-owned subsidiaries and the business of those subsidiaries constitutes substantially all of our operations at that time. Prior to the share exchange transaction described above, Maxmillian Partners, LLC ("Partners") owned approximately 99% of the outstanding capital stock of DA and immediately after the share exchange became our majority shareholder. Subsequently, Partners distributed its shares pro rata to its 21 members as part of a plan of liquidation. For financial accounting purposes, this share exchange has been recognized as a reverse merger, and accordingly we changed our fiscal year end from June 30 to DA's year end of April 30th, and all of our historical financial statements prior to the share exchange are those of DA.

On October 15 2010, the Company affected a 15 for 1 reverse split of issued and outstanding shares of common stock of the Company without changing par value of the stock. The shares outstanding before reverse split were 394,610,278 shares; the shares outstanding after reverse split were 26,307,352. All information contained in this Annual Report on Form 10-K reflect such post-split share adjustments.

Based in Wilton, Connecticut, we were founded in 2002 by an experienced team of beverage, entertainment, retail and consumer product industry professionals, led by J. Patrick Kenny, a former executive at Joseph E. Seagram & Sons. We specialize in the marketing and distribution of premium alcoholic and nonalcoholic beverages with an emphasis on utilizing and leveraging associations with iconic brand names, brands with historic origins or entertainers and celebrities.

We develop, produce (primarily through contracts with independent manufacturers or contractors called co-packers), market and/or distribute alcoholic and non-alcoholic beverages for sale primarily in the continental United States. For the majority of our products we own the trademarks, have developed the formula for a product that we distribute, or we have the exclusive licensed right to distribute and market product in the United States. In other cases we only have the right to distribute the products and have been granted exclusive licenses of the trademark to allow us to do so.

We own certain of our products jointly with brand owners, celebrities, or their affiliates. We refer to all of the products we distribute as “our products”. In June of 2011  we acquired the rights to distribute and market existing brands and products from Fabrica De Tequilas Finos S.A. de C.V. (“Finos”) and Cervecería Mexicana, S. de R.L. de C.V. (“Cerveceria”).

During the fiscal year 2011, prior to our credit agreement with Finos and Cerveceria, the expansion of our business had been negatively affected by insufficient working capital. As a result, we have regularly had to make judgments as to inventory levels in general and whether to maintain inventory for any particular product based on available working capital, rather than maintaining the optimum levels required to grow our business. We have tried to focus on the most efficient growth opportunities. Our credit agreement from our recent June 2011transaction, subsequent to the fiscal year end , puts in place sufficient working capital and credit which should enable production and brand expansion. These agreements now in place with our distillery and brewery relationship with Fabrica De Tequilas Finos S.A. de C.V. (“Finos”) and Cervecería Mexicana, S. de R.L. de C.V. (“Cerveceria”) now affords the Company extended access to credit and will allow the Company uninhibited access to production.

Our strategy is to take advantage of iconic and historically well-known brands, established but underdeveloped brands, celebrity brands and the strategic relationships our management team has developed throughout their careers. We distribute our products through established spirits, beer and wine, distributors, virtually all of which are well known to our management team from prior business dealings with them in the beverage industry. We have expanded the number of distributors we do business with in certain markets where we believe it is appropriate. We distribute some of our products through a distribution deal with Mexcor International Wine and Spirits ("Mexcor").  For a limited number of our products Mexcor is currently one of our distributors to a national network of wine, spirits and beverage distributors for Old Whiskey River Bourbon, Olifant Vodka and Damiana Liqueur. Mexcor purchases our products from us and pays Drinks an agreed upon license and distribution fee. Our products are produced by independent co-packers, typically, pursuant to our specifications. Our management's relationships with manufacturers, distillers, development/research companies, bottling concerns and certain customers provide the foundation through which we expect to grow our business in the future. The spirits and beer products Drinks acquired the licensed rights to from Worldwide Beverage Imports and manufactured by Fabrica De Tequilas Finos S.A. and Cerveceria Mexicana will be sold directly from Drinks to its network of distributors.

We have assembled, and will attempt to continue to assemble, our premium brands, on a “low cost” basis. We believe acquisition of mid-sized brands and single trademark companies by our partner, WBI will provide a stream of products that can be incremental to Drinks portfolio We are willing to develop these brands with WBI. We believe that the “skill-set” of our management team is a primary asset in the development of these acquired brands and trademarks. We have acquired products or trademarks from, or entered into ventures with, partners such as, Willie Nelson and Old Whiskey River LLC, Olifant USA, Interscope Geffen A&M, Wynn Starr Flavors, Inc., DAS Communications, Rheingold Beer and Marvin Traub Associates.

In events subsequent to fiscal 2011, we have entered into the licensing of the existing sales, distribution and marketing rights with Worldwide Beverage Imports, LLC (“WBI”) to KAH Tequila, Agave 99 Tequila, Ed Hardy Tequila, Mexicali Beer, Chili Beer, Rio Bravo Beer and Red Pig Ale. Several of the brands that we have acquired the licensing business to and have existing business in the market, have the strategic advantage of being historically iconic such as Rheingold Beer, established in 1883 or Mexicali Beer, sold since 1928 in Mexico.

 Our brands have an association with iconic histories or iconic entertainers that provide us efficient promotion and marketing opportunities. Our bourbon brand Old Whiskey River is promoted with Willie Nelson and our beer brand such as Rheingold has a long history and brand identification with New York dating back to 1883.
We believe that the consumer awareness of these historical brands and Iconic associations give us a marketing advantage and allow for more efficient brand marketing. We believe the public relations impact  and resulting media opportunities due to these brand histories and associations cuts across electronic, social and print media formats and delivers an exponential impact in building brand awareness and consumer excitement.

We believe that our organizational approach will also minimize the need to invest heavily in fixed assets or factories. Our strategic relationship with Fabrica de Tequilas Finos, S.A. de C.V. and Cervecería Mexicana, S. de R.L. de C.V as well as Mexcor International Wine and Spirits will allow us to operate with modest overhead and substantially reduce our need for capital on an ongoing basis.

  Our major alcoholic beverages, including the addition of the recent WBI brands, are:
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
  Rheingold Beer which was established in 1883 and has always been known as “New York’s Beer”. We began selling this beer in September of 2010 and since that time have expanded to 13 states in both bottles and cans with a substantial number of retail and on premise accounts now selling the brand in New York, New Jersey, Connecticut, Rhode Island, Maryland, Georgia, Florida, Pennsylvania, Ohio, Kentucky, Michigan, North Carolina and Texas;
  KAH Tequila which is sold in an iconic skull-shaped bottle decorated as the famous God of the Dead which comes in Silver, Reposado, Anejo and Extra Aged Anejo. The award winning tequila ,which recently won platinum and gold industry awards comes in both 750 and 50ml bottles;
  Agave 99, an award winning organic and kosher high proof tequila which is available nationally;
  Ed Hardy Silver Tequila manufactured by Fabrica de Tequila Finos S.A. de C.V.and fashioned in the famous and iconic designer Ed Hardy logoed bottle. Ed Hardy is a world class global trademark;
  Mexicali Beer which comes in Lager, Light and Mexicali Dark crafted in 12 ounce bottles and soon to be available in kegs, the historic Mexican brand has been a feature in Mexico since 1928. The beer has the same lime but better taste than other Mexican brands;
  Chili Beer made at Ceveceria Mexicana S.A. de C.V., which features a unique hot chili pepper flavor, currently is sold in Trader Joe’s and now has one chili actually in every bottle and is expanding nationally; and
  Red Pig Ale, also available from Cerveceria Mexicana, S. de R.L. de C.V, is the only craft ale from all of Mexico.  Its dark craft beer taste is available in 12 ounce six packs.

Our Company is a Delaware corporation, our principal place of business is located at 372 Danbury Road, Suite 163, Wilton, Connecticut 06897 and our telephone number is (203) 762-7000.

STRATEGY

Our long-term business strategy is to expand the sales and distribution of our  alcoholic and non-alcoholic beverage portfolio and to add branded beverage products with existing revenue and profits from the largest and most profitable beverage categories such as Tequila or Imported and Specialty Beer. Our business model and our recent entry into a strategic relationship with WBI and our opportunity to market our existing and new brands position the Company to compete in these categories.

Key elements of our business strategy include: using our partnership with WBI and our newly licensed brands, KAH, Agave 99, Ed Hardy, Mexicali Beer, Chili Beer and Red Pig Ale along with our distribution relationships to keep our overhead costs low and support our margins, creating consumer awareness and demand for our brands. We plan on utilizing our iconic and historic trademark brand strategy and the demonstrated ability of these brands to generate public relations and promotional brand marketing based on their already high level of consumer awareness, to grow and establish these brands. This strategy we believe will result in top line growth with the ability to be profitable in the very competitive beverage categories of spirits, wine and beer.

On June 27, 2011, the Company executed a Stock Purchase Agreement (the “Purchase Agreement”) with Worldwide Beverage Imports, LLC, a Nevada limited liability company (“WBI”). Pursuant to the Purchase Agreement, the Company issued an aggregate of 100,000,000 shares of its restricted common stock of the Company (the “Initial Issuance”), of which 75,000,000 shares were issued to WBI, and 12,500,000 shares were issued to each of two consultants of WBI.  In consideration for the Initial Issuance, WBI will proceed to license distribution rights (the “Rights”) of up to 39 SKUs of products owned or licensed by WBI, and to supply all the inventory on favorable terms for the products related to the Rights (the “Inventory”) to the Company.

In addition to the Initial Issuance, provided that the Company has an adequate number of authorized shares of its common Stock, the Company agreed to sell additional shares (the “Additional Shares”) to WBI such that the sum of the Initial Issuance and the Additional Shares shall be no greater than 49% of the total number of shares of the issued and outstanding common stock of the Company for a purchase price of $0.002 per share. The Additional Shares shall be paid from residual cash from the sales made by the Company associated with the Rights after expenses in no more than five tranches in accordance with the terms of the Purchase Agreement.

WBI is obligated to fund to Drinks in no fewer than five tranches of $150,000 up to $1.5million dollars in capital infusion.

For this transaction Drinks Americas received the licensed rights to the existing and future business of KAH Tequila, Ed Hardy Tequila, Agave 99, Mexicali Beer, Chili Beer, Rio Bravo Beer, and Red Pig Ale as well as the opportunity to market private label beer to key accounts. In addition to this the terms of the transaction allow for Drinks to receive up to 120 days credit for production of product allowing the Company to accelerate sales and capture orders without having to obtain difficult or costly bank or inventory financing while accelerating sales and expanding market share. Access to credit has been a key factor in historically limiting the Company’s growth and business expansion and significantly impacted historic gross and net margins. This transaction gives Drinks access to unlimited credit for 90 to 120 days in the purchase of inventory from WBI.

On February 11, 2010, the Company signed an agreement with Mexcor International Wine and Spirits, Inc., an importer and distributor for hundreds of high quality brands nationally and internationally. Mexcor has agreed to manage the sourcing, production, importing and distribution of a specific number of our portfolio of brands nationally.

Under the terms of the Mexcor agreement, the parties have agreed to a 15-year term. Additionally, the Company has agreed to issue the principal of the business 800,000 shares of Company common stock in exchange for consulting services. Mexcor is eligible to receive financial incentives provided the parties deliver and attain certain minimum performance requirements.  Mexcor agreed to deliver additional new brands to the Company’s brand portfolio, which the parties plan to jointly acquire, develop and market. The agreement with Mexcor led to the substantial reduction of our overhead costs and provided access to production capital for inventory when the banking environment did not allow for access to credit for production.

Beginning with the second quarter of fiscal 2010, we significantly reduced our overhead expenses through decreased administrative support staff and decreased marketing expenditures. The resulting lower payroll and payroll related and travel expenses realized in the second half of fiscal 2010 will continue to be realized into fiscal 2011 and beyond as we continue to refine and restructure our operating business model. Selling general and administrative expenses for the first half of fiscal 2010 total approximately $3,210,000 and for the second half of fiscal 2010 totaled approximately $664,000 a $2,546,000 reduction.

The Company’s agreement and transaction with WBI substantially alters and improves the Company’s ability to access production resources and capital. Our working capital condition has been improved as a result. Subsequent to the year end, the Company entered into the agreement with WBI. As a key component of that transaction, WBI working with its affiliated Fabrica de Tequila Finos S.A. de C.V. and Cervecería Mexicana, S. de R.L. de C.V will extend between 90 and 120 days credit to Drinks Americas in the acquisition of Tequila and Beer products and fund the Company with up to $1.5 million in working capital through an infusion of inventory and certain production guarantees. This transaction has been concluded. The Company believes this subsequent event materially reduces the Company’s ongoing need for working capital.

ALCOHOLIC BEVERAGE DISTRIBUTION

The Company has complete national coverage through its network of Spirits, Wine and Beer distributors which are available and has agreed to represent its products.  The Company sells its brands through a network of Spirits and Wine wholesalers that it sells to directly, a national network of beer wholesalers that it sells to directly and additionally, through Mexcor an additional network  of spirits wholesalers. The Company also sells on consignment to up to 14 control states whereby the Company provides inventory to state regulated stores and is paid upon the sale of product.

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

Vodka represented 24% of industry revenue at $4.6 billion, and category revenue is up $75 million. Vodka value volume is up 10.7%; premium volume is up 5.0%, and high-end and super volumes are down 2.3% and 5.8%, respectively. Rum revenues increased by 0.8% to 2.2 billion. Tequila revenues increased by $48.5 million. Whiskey, which includes Bourbon, Blends, Canadian, Scotch & Irish, and comprises 28% of industry revenues at $5.3 billion, saw a slight 0.7% decline in overall volume. In summary, slow growth rates are consistent with past recession’s industry experience and increased volume share positions the industry for growth when the economy recovers.

Significant consolidation in the global spirits industry has produced five primary large competitors: Diageo, Allied Domecq, Pernod Ricard, Brown-Forman and Bacardi & Company, Ltd.

The overall beer category’s growth slowed in 2009 through 2010 most likely due to the faltering economy which may have bolstered the lower-price beer segments.  Overall the U. S. beer industry has experienced decreased consumer consumption in 2009. According to the industry-funded Beer Institute, beer shipment volumes fell 2.1% during the first 11 months of 2009, and according to market research firm IBIS World, beer producers revenues declined 2.7% in 2009. Despite the above, one segment of the beer industry that has resisted the recession is craft breweries, increasingly popular for flavorful beers made in smaller batches. According to data from the Nielsen Co., craft breweries sales rose 12.4% in 2009. As customers look for more flavor, diversity and choice, the Company believes its Rheingold Beer product launch fits comfortably into this industry segment. Both the discount and economy class and Mexican Import segment of the beer category continue to exhibit growth through calendar 2010 and 2011.

PRODUCTS, ACQUISTIONS AND ALLIANCES

HISTORIC AND ICONIC BASED BRANDS

A portion of our strategy is to rely on historically well-known brands, established but underleveraged brands or Iconic celebrity associated brands. We are executing this strategy, which we believe will enhance consumer acceptance, lower ongoing marketing costs and strengthen our access to distribution channels. We have purchased or obtained the distribution rights to several historic brands and entered into several ventures with icon entertainers. Our business model leverages consumer identification with these historic or iconic personalities, leveraging social media platforms  quickly and effectively communicating a brand message. We believe the public relations impact of our association with these well known brands and icons and the resulting media opportunities cuts across electronic and print media formats and delivers an exponential impact in building brand awareness and consumer excitement. We believe that with access to production this business model should lead to both exponential revenue growth and profits.

ALCOHOLIC BEVERAGE PRODUCTS

The Company owns, distributes or licenses or collects royalties from a number of Spirits Brands to include Old Whiskey River Bourbon, Damiana Liqueur, Aguila Tequila, Rheingold Beer and as a result of its transaction subsequent to the year end with WBI, KAH Tequila, Agave 99, Ed Hardy Tequila, Mexicali Beer, Chili Beer, Red Pig Ale, Rio Bravo Beer and various private label brands.

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

In fiscal year 2005, we entered into a U.S. distribution contract giving us the exclusive sales and marketing rights to Damiana, a Hispanic liqueur for the United States market. In 2010 we assigned this agreement to Mexcor in exchange for receipt of an ongoing royalty per case. Since assignment of that contract to Mexcor we have sold approximately 4,000 cases of Damiana. In the United States, Damiana is sold on a national basis in approximately 40 states.  We have introduced point of sale marketing material aimed at expanding consumer brand awareness for Damiana.

In October 2005, we acquired ownership of a long-term license for (99 years) for the Rheingold trademark and other assets related to the Rheingold brand. We believe Rheingold has a significant brand identity and awareness level within the Metro New York and east coast markets. We believe this brand has the potential to be an integral component of our Metro New York distribution base. We plan to produce this product at The Lion Brewery in Wilkes-Barre, Pennsylvania and distribute the brand with Beehive/Phoenix New York, the Metro New York Heineken Distributor as well as among other distributors.

On January 15, 2009, the Company acquired 90% of the capital stock of Olifant U.S.A, Inc. (“Olifant”). Olifant has the worldwide distribution rights (other than Europe) to Olifant Vodka and Olifant Gin which are both produced in Holland. Olifant Vodka, made purely from hand selected Dutch grains, is triple distilled in small batches in the distillery’s original copper pots tills and aged for a smooth refreshing finish that is world class.  It is an award-winning spirit with great quality and taste at a price point that is economically attractive in today’s retail environment.

In June of 2011 subsequent to the close of the 2011 fiscal year, Drinks entered into a licensing agreement with to sell, market and distribute the existing businesses of KAH Tequila, Ed Hardy Tequila, Agave 99, Mexicali Beer, Chili Beer, Red Pig Ale and Rio Bravo Beer. As of August of 2011, the Company had generated orders for each of these products and begun expanding the brands national distribution.

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

We have entered into agreements with DAS Communications, Ltd. and Shep Gordon of Alive Enterprises. Both David Sonenberg, who controls DAS Communications, Ltd., and Shep Gordon are our shareholders. We have also entered into a joint venture (50% each) with Interscope Geffen A&M, of Universal Music Group, to commercialize and market jointly owned alcoholic and non alcoholic beverage products in collaboration with artists under contract with Interscope Geffen A&M. Our relationship with Shep Gordon has resulted in agreements with country music “icon” Willie Nelson and access to various culinary icons and introductions to other promotional resources.  Although our agreements with Mr. Gordon and Interscope have expired , we maintain relationships with both parties and believe both relationships  will continue to assist us where mutual business interest is established.

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

MARKETING, SALES AND DISTRIBUTION

MARKETING

Our marketing plan is based upon our strategy of leveraging historically well known brands and icon branding. This model has been used with our launch of Rheingold Beer and with Willie Nelson’s Old Whiskey River Bourbon. We have also successfully launched Newman’s Own Sparkling Lemonades and Trump Super Premium Vodka in the past by using the public relations activity across numerous media platforms to generate a high level of brand awareness and consumer interest.

Due to the well known history of most of our brands, we rely heavily on account level promotions, tastings and social media.

SALES

Our route to market is by selling our products directly to distributors. These distributors maintain extensive sales and overhead resources to sell, primarily in the beverage sections of liquor stores, grocery stores, drug stores, convenience stores, delicatessens, sandwich shops and supermarkets. Many of our beverage products are sold nationally and our distribution model, depending on the product, includes several national and regional chains, for example, our products have been sold at Total Wine, Stu Leonard, Meijers, and Acme. Ralphs in California, and Walgreen's, ABC Liquor, Albertsons, HEB, Spec’s, and Foodtown in Texas and various other retail chains. Old Whiskey River is sold nationally at Texas Roadhouse. Rheingold Beer is sold in a number of metro New York, Michigan, Ohio and Texas chain store outlets. Our newest brand KAH Tequila is sold and authorized at Wal-Mart nationally.

DISTRIBUTION

On June 27, 2011, the Company executed a Stock Purchase Agreement (the “Purchase Agreement”) with Worldwide Beverage Imports, LLC, a Nevada limited liability company (“WBI”). Pursuant to the Purchase Agreement, the Company issued an aggregate of 100,000,000 shares of its restricted common stock of the Company (the “Initial Issuance”), of which 75,000,000 shares were issued to WBI, and 12,500,000 shares were issued to each of two consultants of WBI.  In consideration for the Initial Issuance, WBI will proceed to license distribution rights (the “Rights”) of up to 39 SKUs of products owned or licensed by WBI, and to supply all the inventory on favorable terms for the products related to the Rights (the “Inventory”) to the Company.

For this transaction we received the licensing rights to the existing and future business of KAH Tequila, Ed Hardy Tequila, Agave 99, Mexicali Beer, Chili Beer, Rio Bravo Beer, and Red Pig Ale as well as the opportunity to market private label beer to key accounts. In addition to this the terms of the transaction allow for Drinks to receive up to 120 days credit for production of product allowing the Company to accelerate sales and capture orders without having to obtain difficult or costly bank or inventory financing while accelerating sales and expanding markets, factors which had been key limited considerations for Drinks’ past business expansion and significantly impacted historic gross and net margins.

On February 11, 2010, the Company signed an agreement with Mexcor, Inc., an importer and distributor for hundreds of high quality brands nationally and internationally. Mexcor has agreed to manage the sourcing, importing and distribution of several of our portfolio of brands nationally. Our Company will continue to focus its efforts on its core business of marketing and building a portfolio of iconic brands as well as developing, coordinating and executing marketing and promotional strategies for its icon brands. WBI Licensed Brands and Rheingold Beer will be sold directly by Drinks Americas to a network of beer wholesalers and is excluded from our agreement with Mexcor.

Under the terms of the agreement, the parties have agreed to a 15-year term. Additionally, prior to the reverse split of the Company’s common stock, the Company agreed to issue the principal of the business 800,000  shares of Company common stock in exchange for consulting services. Mexcor is eligible to receive financial incentives provided the parties deliver and attain certain minimum performance requirements.

We sell the majority of our products through our distribution network, and we currently have relationships with well over 100 independent distributors throughout North America. Our policy is to grant our distributors rights to sell particular brands within a defined territory on a case by case basis. Our distributors buy our products from us for resale. We believe that substantially all of our distributors also carry beverage products of our competitors. Our agreements with our distributors vary; we have entered into written agreements with a number of our top distributors for varying terms; most of our other distribution relationships are oral (based solely on purchase orders) and are terminable by either party at will.

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

PRODUCTION

CONTRACT PACKING ARRANGEMENTS

We currently use independent contract packers known as “co-packers” to prepare, bottle and package our products. Currently, our primary contract packers are Heaven Hill Distilleries in Kentucky.  We additionally now have relationships with Fabrica de Tequila Finos S.A. de C.V. and Cervecería Mexicana, S. de R.L. de C.V through our licensing agreement with WBI, that commenced in June 2011.

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

The terms of Drinks transaction with WBI affords the Company between 90 and 120 days credit terms on KAH Tequila, Agave 99, and Ed Hardy Tequila as well as 120 days credit Mexicali Beer, Chili Beer, Rio Bravo Beer and Red Pig Ale.

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

QUALITY CONTROL

We attempt to use quality ingredients for our products. We seek to ensure that all of our products satisfy our quality standards. Contract packers are selected and monitored by Drinks in an effort to assure adherence to our production procedures and quality standards. Samples of our products from each production run undertaken by each of our contract packers are analyzed and categorized in a reference library.

For every run of product, our contract packers undertake extensive on-line testing of product quality and packaging. For each product, the contract packer must transmit all quality control test results to us upon request. We believe that working in concert with our internal management, and the in-house quality control mechanisms of our distillery and brewery partners assure that our standards are at least equal to those established in the industry.

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

TRADEMARKS, FLAVOR CONCENTRATE TRADE SECRETS AND PATENTS

We own a number of trademarks, including, in the United States, “Drinks Americas” (TM), “Olifant” (TM), “Cohete” (TM), “Swiss T”(TM), “Screaming Monkey” (TM) and “Aguila” (TM), Casa BoMargo (TM). Trademarks have been filed and pending with no opposition for Drinks Americas (TM), “Monte Verde”(TM) and “Corcovado”(TM). In addition, we have trademark protection in the United States for a number of other trademarks for slogans and product designs, including “The Rooster Has Landed”(R), “Party Harder”(TM).

We also own, indirectly as a member of a limited liability company, an interest in the "Old Whiskey River" trademark.

In November 2005, we entered into an eight-year license agreement for sales of Trump Super Premium Vodka. Under the agreement the Company is required to pay royalties on sales of the licensed product. The agreement requires minimal royalty payments through November 2012 which if not paid could result in termination of the license.  We are currently in default under the terms of its license agreement with Trump Marks LLC. The licensor has the right to terminate the license. The Company and the licensor are currently in discussion to amend the agreement under mutually beneficial terms.

Under our license agreement for Old Whiskey River, we are obligated to pay royalties of between $10.00 and $33.00 per case, depending on the size of the bottle. Our Rheingold license requires us to pay the licensor $3.00 per barrel for domestic sales and $10.33 for foreign sales. Under our license agreement for Damaina Liqueur with Mexcor we receive a $10 royalty for each case of Damiana sold by Mexcor for the next five years.

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

EMPLOYEES

We have four full-time employees and four independent contractors working for us. No employee is represented by a labor union. The independent contractors have executed agreements or contracts with us.

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

Our independent distributors are not required to place minimum monthly, quarterly or annual orders for our products. In order to reduce their inventory costs, our independent distributors maintain low levels of inventory which, depending on the product and the distributor, range from 15 to 45 days, of typical sales volume in the distribution area. We believe that our independent distributors endeavor to order products from us in such quantities, at such times, as will allow them to satisfy the demand for our products in the distribution area. Accordingly, there is no assurance as to the timing or quantity of purchases by any of our independent distributors or that any of our distributors will continue to purchase products from us in the same frequencies and volumes as they may have done in the past. Our goal is to maintain inventory levels for each of our products sufficient to satisfy anticipated purchase orders for our products from our distributors, which is difficult to estimate. This places burdens on our working capital which has been limited since we began operations. As a result, we have not consistently been able to maintain sufficient inventory levels and may not be able to do so in the future.

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

Because we have incurred significant losses from operations since inception, our auditor included in its report for the years ended April 30, 2011 and 2010, an emphasis of matter paragraph in its independent auditors’ report stating that there is a substantial doubt about our ability to continue as a going concern. If we continue to generate significant losses we may not be able to continue as a going concern.

THE LOSS OF KEY PERSONNEL WOULD DIRECTLY AFFECT OUR EFFICIENCY AND ECONOMIC RESULTS.

We are dependent upon the creative skills and leadership of our founder, J. Patrick Kenny, who serves as our President and Chief Executive Officer. The loss of the services of Mr. Kenny could have a material adverse affect on our business and operations, including our ability to develop and execute a long-term, profitable business plan. Due to inadequate working capital, we have often not paid agreed upon compensation to our employees and independent contractors.  We expect to timely pay our employees and independent contractors in the future; however, if we fail to do so, there can be no assurance they will continue to render services to us.

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

Certain of our products, including products for which we have acquired distribution rights, adopt the name of a single personality or celebrity, or are associated with a single personality or celebrity. Therefore the reduction in acceptance or public approval  of any such personality will correspondingly damage the associated product and could have a material adverse effect on the results of our operations.

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

THE CURRENT ECONOMIC EVENTS, INTERNATIONAL CONFLICTS, AND TERRORISM EVENTS ALL OR INDIVIDUALLY MAY HAVE AN ADVERSE IMPACT ON OUR SALES AND EARNINGS, AND OUR SHIPPING COSTS HAVE INCREASED.

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

A LARGE NUMBER OF SHARES OF COMMON STOCK WILL BE ELIGIBLE FOR FUTURE SALE AND MAY DEPRESS OUR STOCK PRICE.

Our shares that are eligible for future sale may have an adverse effect on the price of our stock. As of August 1, 2011, there were approximately 493,456,981 shares of our common stock outstanding. In connection with December 2007 private placement, we  issued 333,333 shares of common stock, 11,000 shares of our Series A Preferred Stock, which is convertible into 2,095,238 shares of our common stock and warrants to acquire 40,000 shares of our common stock. A significant percent of these shares may become eligible to be traded.  Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then current market price of the common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease 2,739 square feet of office in Wilton, Connecticut under an operating sublease which will expire September 30, 2011, with base annual rent payments of approximately $36,000 through September 30, 2011.  Under our lease, we are also responsible for our pro rata share of real estate tax increases. We are in the process of negotiating an extension to the sublease. We believe our leased premise is suitable and adequate for our use and adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

In June 2009, Richard Shiekman, a former employee of the Company, filed an application for prejudgment remedy against the Company and our Chief Executive Officer in Superior Court of Connecticut, Judicial District of Fairfield (Docket Number CV 09 4028895 S). In this action, the plaintiff sought in excess of $300,000.00 in unpaid wages and commissions, and expenses. In lieu of a prejudgment remedy, the Company provided the plaintiff with Company stock to be held subject to further order from the court, as security for the plaintiff’s claims. On April 26, 2011, the matter was fully resolved, all parties withdrew their claims and exchanged releases, and plaintiff returned the stock previously pledged. The settlement required the Company to pay Mr. Shiekman a total of $75,000.00 on or before July 15, 2011 or a total of $100,000.00 on or before September 15, 2011. Prior to July 14, 2011, the Company (through its insurer) paid $32,500.00 toward the settlement. On July 14, 2011, the Company paid an additional $10,000 toward the settlement. At that time, Mr. Shiekman agreed that so long as the Company pays an additional $45,00.00 by September 1, 2011, he would consider the settlement paid in full, for a total of $87,500.00. If not, the total amount due would be $100,000.00, less the $42,500.00 already paid. As of the date hereof, the Company has paid a total of $42,500 toward the settlement.

In October 2009, James Sokol, a former salesperson for the Company, filed suit and an application for prejudgment remedy seeking in excess of $300,000.00 in unpaid wages, commissions and expenses against the Company and its Chief Executive Officer in the Superior Court for the Judicial District of Fairfield (Docket Number CV 09 5027925).  In lieu of a prejudgment remedy, the Company provided the plaintiff with Company stock to be held subject to further order of the court, as security for the plaintiff’s claims. The matter settled in June 2010 and plaintiff withdrew the action and released the Company in exchange for $48,558.23 in cash payable in monthly installments, $50,000.00 worth of company stock, which the Company has delivered, and a promissory note in the amount of $47,129.64, which the Company has delivered and which remains outstanding to date.

In June 2009, Liquor Group Wholesale, Inc. (“Liquor Group”), a company which provided distribution services for us in several states, filed a claim for damages against us in Duval County Florida for alleged damages including breach of contract and sought damages. It was the Company’s opinion that the claim arose out of our termination of the agreements we had with them for their nonperformance, failure of the plaintiff to accurately report sales to the Company and their withholding of information required by the agreements. The Company filed a counterclaim of $500,000 for damages against Liquor Group and has denied their claimed breach of contract claim previously made against it.  The Company contended that it is owed money by Liquor Group under the agreements. The matter was submitted to  arbitration before the American Arbitration Association.  The arbitrator found that Liquor Group inappropriately confiscated Drinks’ bailment inventory and breached the agreement. For breach of contract by Liquor Group, the arbitrator found Drinks damaged in the amount of $180,058.62, said sum to be trebled for breach of contract damages due Drinks of $540,175.86. Additionally, the arbitrator found Liquor Group responsible for any and all costs and expenses incurred by Drinks in enforcing its rights under the agreement including reasonable attorney’s fees of $120,605.15 and costs of $3,878.04, being a total owed of $664,659.05. Management intends to vigorously seek enforcement of the arbitration award upon jurisdiction of the City of Jacksonville, Duval County, Florida.

In December 2009, Niche Media, Inc., an advertising vendor filed suit against the Company in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk (Docket Number CV 09-6002627-S) claiming unpaid invoices for the approximate amount of $130,000 plus accruing interest and attorneys’ fees.  In March 2011, the Company reached settlement with Niche Media whereby payments for a balance of $90,000 will be paid over 29 months commencing on June 2011.  As of the date hereof, the Company has made timely payments in accordance with the settlement and expects to continue to do so.

Socius CG II, Ltd., (“Socius”), a creditor of the Company due to the purchase of various claims from various creditors of the Company, filed a complaint against the Company for breach of contract to recover on the claims against the Company on June 18, 2010 in the Supreme Court of the State of New York. On July 29, 2010, we entered into a settlement agreement with Socius pursuant to which we agreed to issue 2,586,667 shares of our common stock in exchange for satisfaction of the claim for $334,006. This settlement agreement required court approval before the issuance of such stock because it involved the payment of the settlement in the form of the Company’s common stock in reliance upon the Section 3(a)(10) exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended. On July 30, 2010, a Notice of Motion for Court Order Approving Stipulation for Settlement of Claims was submitted to the court, which moved for an order to enforce the terms of our proposed settlement with Socius. The court ultimately approved the settlement agreement and the issuance of the 2,586,667 shares to Socius as exempt from registration pursuant to the Section 3(a)(10) registration exemption. As of the date hereof, the Company has issued all shares to Socius in connection with the Settlement. Socius has paid or made partial payment to half of the listed creditors in the settlement.

In May 2011, Wenneker Distilleries (“Wenneker”), a distillery located in Holland, filed suit in the United States District Court for the Middle District of Pennsylvania seeking in excess of $225,894 in outstanding invoices owed to Wenneker pursuant to a certain Stock Purchase Agreement (the “SPA”), dated January 15, 2009, by and between the Company, Olifant USA, Inc. (“Olifant”), Jack McKenzie and Paul Walraven. Plaintiff claims that pursuant to the SPA, the Company is obligated to pay all of outstanding invoices owed to Wenneker by Olifant. The Company plans to vigorously defend this suit.

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

Year Ending, April 30, 2010	High	Low
First Quarter, July 31, 2009	$0.20	$0.12
Second Quarter, October 31, 2009	$0.16	$0.04
Third Quarter, January 31, 2010	$0.05	$0.01
Fourth Quarter, April 30, 2010	$0.04	$0.0105

Year Ending, April 30, 2011	High	Low
First Quarter, July 31, 2010	$0.22	$0.07
Second Quarter, October 31, 2010	$0.13	$0.02
Third Quarter, January 31, 2011	$0.07	$0.01

Fourth Quarter, April 30, 2011	$0.01	$0.0012

Year ending April 30, 2012
First Quarter, July 31, 20011	$0.0038	$0.002

HOLDERS

As of August 1, 2011, there were approximately 493,456,981 shares of our common stock outstanding, which were held of record by approximately 65 stockholders, not including persons or entities that hold the stock in nominee or "street" name through various brokerage firms. Further, as of August 1, 2011, there were seven stockholders of record of our Preferred Stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On June 3, 2011, the Company filed a registration statement on Form S-8 and registered 25,000,000 shares issuable under the Drinks Americas Holdings ltd. 2011 Consultants Plan (the “2011 Plan”). As of the date hereof, the Company has issued a total of 25,000,000 shares of Company common stock under the plan as compensation for legal and marketing services at a fair value of $67,500.

On January 6, 2011, the Company filed a registration statement on Form S-8 and registered  30,000,000 shares issuable under the 2011 Stock Incentive Plan (the “2011 Plan”).  As of April 30, 2011, the Company has issued a total of 28,879,516 shares of Company common stock under the plan as compensation for legal and marketing services at a fair value of $170,837 and 1,120,484 shares remain available for future issuance under the 2010 Plan.

On April 13, 2010, the Company filed a registration statement on Form S-8 and registered  2,000,000 shares issuable under the 2010 Stock Incentive Plan (the “2010 Plan”).  Subsequent to April 30, 2010, the Company has issued a total of 1,506,839 shares of Company common stock under the plan as compensation for legal and marketing services at a fair value of $114,272 and 493,161 shares remain available for future issuance under the 2010 Plan.

On November 6, 2009, the Company filed a registration statement on Form S-8 and registered  1,333,333 shares issuable under the 2009 Stock Incentive Plan (the “2009 Plan”).  The Company has issued a total of 906,490 shares of Company common stock under the plan as compensation for legal and marketing services as of April 30, 2009 at a fair value of $ 316,450 which vested immediately upon grant. Additionally, 382,673were issued subsequent to year end as compensation for legal and marketing services at a fair value of $ 65,667 and 44,170 shares remain available for future issuance under the 2009 Plan.

In January 2009, the Company’s shareholders approved the 2008 Stock Incentive Plan (the “2008 Plan”) which provides for awards of incentives of non-qualified stock options, stock, restricted stock and stock appreciation rights for its officers, employees, consultants and directors in order to attract and retain such individuals and to enable them to participate in the long-term success and growth of the Company. Under the 2008 Plan, 666,667 common shares were reserved for distribution, of which 648,333 have been issued and 48,333  remain available for future issuance. Of this amount, 30,000 shares issued to employees were subsequently canceled when the employees terminated their service with the Company. Stock options granted under the Plan are granted with an exercise price at or above the fair market value of the underlying common stock at the date of grant, generally vest over a four year period and expire 5 years after the grant date.

On November 9, 2009, the Company granted 233,333 shares under the 2008 Plan at fair value of $132,000 to several consultants, which vested immediately upon grant, as compensation for legal and marketing services.

On March 12, 2009, the Company granted an aggregate of 385,000 options under its 2008 Stock Incentive Plan to various employees, the directors of the Company, and to two consultants to the Company.  The exercise price of the options granted to employees,  directors, and one of the consultants was at the market value (other than those issued to our CEO which was at a 10% premium to the market value) of the underlying common stock at the date of grant. The exercise price of the options granted to the other consultant, $0.35, was above the fair market value of the underlying common stock at the date of grant. The value of the options on the date of grant was calculated using the Black-Scholes formula with the following assumptions: risk free rate-2%, expected life of options –5 years, expected stock volatility -67%, expected dividend yield -0%. The Company issued an aggregate of 278,333 options to purchase shares of its common stock to its employees including 166,667to its CEO, 33,333 to its COO and 20,000 to its former CFO.

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

A summary of the options outstanding under the Plan as of April 30, 2011 and 2010 is as follows:

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	355,001	$2.55	-0-	$-
Granted	-	-	385,000	2.75
Forfeited	-	-	(29,999)	2.40
Outstanding at end of period	355,001	$2.55	355,001	$2.55
Exercisable at end of period	230,834	$2.87	106,667	$2.99
Weighted average fair value of grants during the period		$2.55		$2.78

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing  the following weighted average assumptions:

2010
Risk-free rate	2.0%
Expected option life in years	5.0
Expected stock price volatility	67%
Expected dividend yield	0%

Also on March 12, 2009, the Company granted 78,333 shares of its common stock under the Plan to several of its employees as consideration for past services they have performed for the Company. The value of the stock on the date of grant aggregated $188,000 which is  included in selling, general and administrative expenses for the year ended April 30, 2009 and accrued expense as of April 30, 2009 as none of these shares were issued as of that date.  Of these, an aggregate of 50,000 shares were issued in June 2009.

RECENT SALE OF UNREGISTERED SECURITIES

There are no equity securities of the Company sold by us during the fiscal year ending April 30, 2011 that were not registered under the Securities Act of 1933, as amended, and have not previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

RESULTS OF OPERATIONS

Year ended April 30, 2011 compared to year ended April 30, 2010

Net Sales: For the year ended April 30, 2011, net sales were approximately $497,000 under our revised royalty revenue business model compared to net sales of approximately $890,000 for the year ended April 30, 2010 which level of volume was driven by the Company's wholesale business model. The decrease of 44% reflects the transition of our business model in February 2010 from a wholesale operation to a royalty based operation under our distribution and importation agreement with Mexcor, Inc. as well as the delay in the second quarter of 2009 in replacing our working capital financing following the arbitrary termination of our financing facility with Sovereign Bank.

Gross Margin:  Gross margin (loss) for the year ended April 30, 2011, was approximately $(32,000) or (6%) of net sales under the royalty business model compared to gross margin of approximately $(399,000), or (45%) of net sales for the year ended April 30, 2010 under the wholesale business model. This decrease in gross margin is attributable to the transition of our business model to a royalty-based revenue operation from a wholesale revenue model and the associated start-up production costs involved in launching of Rheingold beer in the second quarter of 2010 as well as the $40,000 charge to write-off  non-saleable vodka products.

In order to sustain our market presence and continue to have inventory after the loss of our access to production credit and in order to continue to sell our brands while we repositioned the company, we transitioned our then current products to a royalty model with Mexcor, Inc. This royalty based operation coupled with our working capital shortfall and the discontinuance of Newman’s Own product line and the  curtailment in certain product supply inventories impacted our company. Consequently, we wrote-off the inventories of the discontinued brands and reduced to net realizable value among our brands certain product offerings and components that were not transitioned to Mexcor, Inc. which resulted in a negative margin of approximately $399,000 (-44% of net sales) for the year ended April 30, 2010. The Company recorded a charge of approximately $744,000 for discontinued and obsolete component inventories and a charge of approximately $53,000 to adjust certain inventories to net realizable values

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the year ended April 30, 2011 amounted to approximately $2,754,000 compared to approximately $3,874,000 for the same period of the prior year, a decrease of approximately $1,121,000, or 29%, attributable to our decision to reduce our operating and marketing expenses and thereby sustain our limited working capital. The overhead reductions resulted in lower payroll and payroll related travel and marketing expenses. Additionally, our distribution and importation agreement with Mexcor, Inc. (“Mexcor”) resulted in our ability to transfer our field sales force and the associated sales commission costs and travel expenses to Mexcor, as we restructured our business-operating model in fiscal 2010 and positioned the company to enter into certain agreements in 2011.The cost reductions we obtained from restructuring our business plus additional working capital which enabled us to launch successfully Rheingold beer in our second quarter.

Gain on settlement of debt:  During the year ended April 30, 2011, we negotiated and settled outstanding debt, primarily trade vendors, for a lower than previously recorded obligation.  As such, we recognized a gain on settlement of debt of approximately $617,000 for the year ended April 30, 2011 compared to Nil the previous year.

Impairment of intangible assets:  During the year ended April 30, 2011 we performed an evaluation of our recorded book value of our intangible assets for purposes of determining the implied fair value of the assets at April 30, 2011. The test indicated that the recorded remaining book value of our intangible assets associated with Olifant, Aguila and Mexcor exceeded their fair value for the year ended April 30, 2011.  As a result, upon completion of the assessment, wet recorded a non-cash impairment charge of approximately $1,422,000, net of tax, or $0.02 per share during the year ended April 30, 2011 to reduce the carrying value to $0. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

Interest expense:  Interest expense for the year ended April 30, 2011 was approximately $994,000 compared to $1,540,000 for the same period last year, a net decrease of $546,000 or 35%.  This decrease is predominantly due to a reduction in the cost of financing our outstanding liabilities as compared to prior year.

Other income (expense): For the year ended April 30, 2011, other income (expense) of $(83,076) is predominately comprised financing costs associated with certain issued notes payable during the current year compared to net other income of $128,119 for the year ended April 30, 2010.

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

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Our accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of April 30, 2011, the Company has a shareholders' deficiency of approximately $4,463,000 applicable to controlling interests compared with $2,886,000 applicable to controlling interests at April 30, 2010, and working capital deficiency of $4,905,967 as of April 30, 2011 and has incurred significant operating losses and negative cash flows since inception. For the year ended April 30, 2011, the Company sustained a net loss of approximately $4,586 ,000 compared to a net loss of $5,617,000 for the year ended April 30, 2010 and used cash of approximately $1,337,000 in operating activities for the year ended April 30, 2011 compared with approximately $588,000 for the year ended April 30, 2010. We will need additional financing which may take the form of equity or debt and we have converted certain liabilities into equity.  We anticipate that increased sales revenues from our newly launched Rheingold Beer product line and our Mexcor Agreement will contribute to improving our cash flow and provide additional liquidity from operations.  In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

We will need to continue to manage carefully our working capital and our business decisions will continue to be influenced by our working capital requirements. Lack of liquidity continued to negatively affect our business and curtail the execution of our business plan.

Net Cash Used in Operating Activities: Net cash used in operating activities for the year ended April 30, 2011 was approximately $1,337,000, primarily from our loss of approximately $4,586,000 net with non cash activities of $532,000 depreciation and amortization, $1,422,000 impairment charges, $550,000 changes in operating assets and sundry other non cash activities.. We have to date funded our operations predominantly through loans from shareholders, officers and investors and additionally through the issuance of our common stock as payment for outstanding obligations.

Net Cash provided by Financing Activities: Net cash provided by  financing activities for the year ended April 30, 2011 was $1,164,500 primarily from net proceeds from debt and notes payable.

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

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with ASC-360-10, Accounting for the Impairment or Disposal of Long-lived Assets, we review long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. The Company's policy is to record an impairment loss at each balance sheet date when it is determined that the carrying amount may not be recoverable. Recoverability of these assets is based on undiscounted future cash flows of the related asset. For the year ended April 30, 2011, the Company determined that based on estimated future cash flows, the carrying amount of our Olifant license rights along with other licensing rights exceeded its fair value by $1,422,000, and accordingly, recognized an impairment loss.

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

EARNINGS (LOSS) PER SHARE

The Company computes earnings per share under the provisions of ASC 260-10-45, Earnings per Share, whereby basic earnings per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased to assume exercise of potentially dilutive and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the years ended April 30, 2011 and 2010, the diluted earnings per share amounts equal basic earnings per share because the Company had net losses and the impact of the assumed exercise of contingently issuable shares would have been anti-dilutive.

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

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2011, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2011, our Chief Executive Officer, who also is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be declared by us in reports that we file with or submit to the SEC is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended April 30, 2011. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permanently exempt smaller reporting companies.

There was no change in our internal control over financial reporting that occurred during the fiscal year ended April 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Effective June 1, 2011, Mr. Lazo resigned as the Chief Operating Officer of the Company for personal reasons. There were no disagreements between Mr. Lazo and the Company or any officer or director of the Company which led to Mr. Lazo’s resignation.

Effective January, 2011, Mr. Klein resigned as a director of the Company for personal reasons.  There were no disagreements between Mr. Klein and the Company or any officer or director of the Company which led to Mr. Klein’s resignation.

Effective August 5, 2011, Mr. Federico G. Cabo Jr. resigned as a director of the Company for personal reasons.  There were no disagreements between Mr. Cabo Jr. and the Company or any officer or director of the Company which led to Mr. Cabo Jr.’s resignation.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

Below are the names and certain information regarding the Company’s executive officers and directors.

Name	Age	Positions and Offices
J. Patrick Kenny	54	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Chairman of the Board of Directors
Jason Lazo(1)	44	Chief Operating Officer
Marvin Traub	85	Director
Fredrick Schulman	58	Director
Hubert Millet	74	Director
Jack Kleinert	52	Director
Federico G. Cabo	66	Director
Richard F. Cabo	40	Director
Leonard Moreno	53	Director

(1)	Mr. Lazo resigned as Chief Operating Officer effective June 1, 2011.
(2)	Mr. Klein resigned as director effective January 2011.

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

Mr. Kenny managed Seagram's worldwide carbonated soft drink operations from 1992 through March 2000. He held the title of Senior Vice President and General Manager when he left Seagram in March 2000, prior to its sale to Vivendi Universal. In April 2000, he co-founded Sweet16 Intermedia, Inc., a trademark licensing and media company which was sold to TEENTV Inc., a media company for chain retailers and mall properties. He has also acted as adviser to several Fortune 500 beverage marketing companies, and has participated in several beverage industry transactions. Prior to joining Seagram, Mr. Kenny was employed in a range of sales and sales management positions with Scott Paper Co. and then Coca Cola's Wine Spectrum. Mr. Kenny initially attended West Point (U.S. Military Academy), until an athletic injury required lengthy treatment. He later received a B.A. at Georgetown University, and an M.A. at St. Johns University in New York. Mr. Kenney’s knowledge and expertise in the Company’s industry, his history with the Company, his management skills and other business experience and acumen led to the Board’s conclusion that Mr. Kenny should serve as Chairman of our board of directors. He also serves as a Partner of Montauk Ventures.

Jason Lazo has served as our Chief Operating Officer since March 2005 and the Chief Operating Officer of DA since May, 2003. Mr. Lazo resigned as our Chief Operating Officer effective June 1, 2011.  From December 1997 to May 2003, he worked for Seagram as Director of Finance, during which he served in the Mixers Group of Seagram working with Mr. Kenny. From January 1990 to December 1997, Mr. Lazo worked at Kraft Foods as Manager of Business Analysis, with responsibility for the Capri Sun and Kool-Aid Koolburst, and Ready to Drink Country Time & Crystal Lite brands. He has also worked as a Kraft Foods Plant Controller, managing the start-up of Capri Sun and Lender's Bagels. He has worked in logistics and procurement for Kraft Foods central manufacturing organization and in corporate finance for Entenmann's Bakeries, Inc. He received a B.S. in Finance and an M.S. in Accounting from Long Island University.

Bruce K. Klein has served as the Vice Chairman of the Board of DA since it was founded in September 2002 and had been our Chairman of the Board from March 2005 to January 2009. Mr. Klein resigned as a director of the Board effective January 1, 2011. Since February 1999, he has served as the Managing Partner of Victory Partners LLC, a company created to fund private businesses in their early stages. In the last five years Victory has funded six businesses in technology, vitamins and internet services areas, of which three have became public companies and three remain private. From 1992 to 1997 Mr. Klein was a registered representative of the Equitable Companies, responsible for sales and services to high income clients, acting as investment advisor and estate planner to an exclusive client base. From 1986 to 1991, Mr. Klein served as President of Transatlantic Exports Corp., where his duties included purchasing and exporting of finished and contract goods throughout Europe and Africa. From 1980 through 1991, Mr. Klein owned several retail businesses in lumber, hardware home centers and decorating. He received a B.S. in Finance and an M.BA in Marketing from Farleigh Dickinson University. Mr. Klein’s history with the Company, his management skills and other business experience and acumen led to the Board’s conclusion that Mr. Klein should serve as a member of our board of directors.

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

Hubert Millet joined our Board of Directors in March 2007. Mr. Millet has over 40 years’ experience in consumer products and has spent over 20 years in senior management positions in the beverage industry. Since 2000, Mr. Millet has acted as an international consultant to various clients in the beverage industry. From 1989 through 2000, Mr. Millet worked for The Seagram Company Ltd where he served as a member of the Seagram Spirits & Wine Executive Council. From 1991 through 1997, he served as the President of Seagram Global Brands Division where he was responsible for production and business development for Martell Cognacs, Mumm and Perrier-Jouet Champagnex and Barton & Guestier wines, as well as scotch whiskey operations (Chivas Brothers and Glenlivet). From 1989 through 2000 Mr. Millet was the Chief Executive Officer and Chairman of Seagram's Mumm Martell Group. Mr. Millet has previously served as Chairman of Barton & Guestier SA, a member of the Board of Directors of Martell Cognac, a member of the Board of Directors and Chief Executive Officer of G.H. Mumm, a member of the Board of Directors and Chief Executive Officer of Perrier-Jouet, a member of the Board of Directors of Tropicana Europe, and Chairman of the Board of Directors of Herve Leger (Fashion Co.). From 1977 through 1989, Mr. Millet worked for Groupe Cointreau where he served in various roles, including the Chief Executive Officer of the Cointreau Group and as Cointreau's Finance & Development Director. From 1970 through 1977, Mr. Millet worked for the British American Tobacco Company, Cosmetics and Beauty Products Division, where he served in various roles including as a Vice President responsible for finance and development with respect to the divisions of European operation.

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

Federico G. Cabo joined our Board of Directors in June 2011. Mr. Cabo is an industry veteran with over thirty five years of experience as a brewer and master distiller. He is highly seasoned expert with experience in manufacturing, sales and marketing of beverages in the U.S. and International markets. Mr. Cabo has spent the last ten years developing and perfecting his company’s tequila distilling processes and expanding his distribution network.

Mr. Cabo’s background as an engineer is evident in his state-of-the-art, highly efficient distillery, which he designed to allow for modular growth accordance with the needs of the company up to three times present production capacity. Mr. Cabo has served as the Chief Executive Officer of Fabrica De Tequilas Finos S.A. de C.V. since 1981. Mr. Cabo has also served as the Chie Executive Officer of Cervecería Mexicana, S. de R.L. de C.V since 2006. Mr. Cabo has also served as a director for Xact Aid, Inc. from 2004 to 2005. Mr. Cabo’s knowledge and experience in our industry, his management skills, and his diverse business experience led to the Board’s conclusion that Mr. Cabo should serve as a member of our board of directors.

Richard F. Cabo joined our Board of Directors in June 2011. Mr. Cabo is an industry veteran with over twenty years of experience in the management, sale, and marketing of alcoholic beverages. He started his career as a director of advertising in the beverage industry for tequila and Latin beer brands.   In later years, he successfully owned and operated Artluxe fine art gallery in Los Angeles.  Mr. Cabo has been a managing member of WBI, a liquor import and distribution company, since 2009. He has also served as the director of marketing at Fabrica De Tequilas Finos S.A. de C.V. since 2001. Mr. Cabo’s knowledge and experience in our industry, his management skill and business experience led to the Board’s conclusion that Mr. Cabo should serve as a member of our board of directors.

Leonard Moreno joined our Board of Directors in June 2011. Mr. Moreno has served as the Director of Operations of Cerveceria Mexicana, S. de R.L. de C.V. since 1991. Mr. Moreno’s knowledge and experience in our industry led to the Board’s conclusion that Mr. Cabo should serve as a member of our board of directors.

Save as otherwise reported above, none of our directors hold directorships in other reporting companies and registered investment companies at any time during the past five years.

There are no family relationships among our directors or officers except that Richard Cabo is the son of Federico Cabo.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of and transactions in our common stock. Based solely upon our review of copies of such reports and representations from reporting persons that were provided to us, Jack Kleinert, Marvin Traub and J. Patrick Kenny were late in filing a Form 4.

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

COMPENSATION COMMITTEE

The Compensation Committee consists of Fredrick Schulman and Jack Kleinert, with Fredrick Schulman as the Chairman. The Compensation Committee assists the Board in fulfilling its oversight responsibilities relating to officer and director compensation and the development and retention of senior management.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table shows for fiscal years ended April 30, 2011 and 2010, respectively, certain compensation awarded or paid to, or earned by, the following persons (collectively, the "Named Executive Officers"): J. Patrick Kenny, our President, Chief Executive Officer and Principal Accounting Officer, and Jason Lazo, our Chief Operating Officer, whose total compensation exceeded $100,000 in 2011 and 2010.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)	OPTION AWARDS ($)	ALL OTHER COMPENSATION ($)	TOTAL ($)

J. Patrick Kenny	2011	$300,000	$—	$25,000	$-	$59,870	$384,870
Chief Executive	2010	$300,000	$—	$180,000	$56,250	$45,667	$581,917
Officer and Chief Financial Officer(1)(4)

Jason Lazo	2011	175,000	—	—	—	6,985	181,985
Chief Operating	2010	175,000	—	40,000	1,510	6,985	223,495
Officer (2)(3)

(1)
Mr. Kenny has accrued substantial amounts of his salary (approximately $184,251) as of April 30, 2011 and approximately $643,000 as of April 30, 2010 as well as providing the Company with approximately $37,950 in working capital, related party loans as of April 30, 2011and $155,000 as of April 30, 2010 as reflected on our balance sheets.Stock Awards for the fiscal year ended 2011, represents a $25,000 bonus awarded by the Board to Mr. J. P. Kenny our CEO. Stock Awards for the fiscal year ended 2010, represents a $20,000 bonus awarded by the Board to Mr. J. P. Kenny for signing a distribution agreement and $160,000, represents the replacement value of the shares issued January 11, 2009 for pledging shares associated with the St. George financing transaction. For fiscal 2011, all other compensation is comprised of personal medical insurance premiums, $12,000; life insurance, $5,896 and an automobile allowance, $12,498. For fiscal 2010, all other compensation is comprised of personal medical insurance premiums, $24,262; life insurance, $9,820 and an automobile allowance, $11,585.

(2)
Stock Awards for the fiscal year ended 2010, represents the value of the 50% bonus shares issued January 11, 2009 for pledging shares associated with the St. George financing transaction. Option Awards represents the dollar value of expenses recognized for financial statement purposes with respect to 2009 Stock Incentive Plan options that have vested since date of grant. Stock Awards for fiscal 2009, ($40,000) represents the issuance of 16,667 shares of our common stock to Mr. Lazo as a bonus forservices provided the Company at fair market value on the date of grant valued in accordance with FAS 123R at $0.16 per share. For fiscal 2011and 2010, $985; life insurance and $6,000 and an automobile allowance

(3)	Effective June 1, 2011, Mr. Lazo resigned as our Chief Operating Officer.

(4)	Mr. Kenny and Mr. Lazo accrued salary with Mr. Kenny’s actual compensation paid out in 2010 totaling $60,000.

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

Also on March 12, 2009, the Company granted 78,333 shares of its common stock under the Plan to several of  its employees as consideration for past services they have performed for the Company. The stock awards vested immediately upon grant. The stock we issued to our Named Executive Officers was valued based on the market price of the shares on the Over-The-Counter Bulletin Board on the date the shares were granted.

OUTSTANDING EQUITY AWARDS AT FISCAL 2011

The following table lists all outstanding equity awards held by each of the Named Executive Officers as of April 30, 2011.

	Equity Awards					Stock Awards
			Equity					Equity	Equity
			Incentive					Incentive	Incentive
	Number of	Number of	Plan Awards:					Plan Awards:	Plan Awards:
	Unearned	Unearned	Number of				Market	Number of	Market Value
	securities	securities	Securities			Number of	Value of	Unearned	Of Unearned
	Underlying	Underlying	Underlying			Shares or	Stock	Shares, Units	Shares, Units
	Unexercised	Unexercised	Unexercised	Option		Units of Stock	that	or Other	or Other
	Options	Options	Unearned	Exercise	Option	That Have	Have Not	Rights That	Rights That
	(#)	(#)	Options	Price	Expiration	Not Vested	Vested	Have Not	Have Not
NAME	Exercisable (1)	Inextricable	(#)	($)	Date (2)	(#)	($)	Vested (#)	Vested ($)

J. Patrick Kenny	-	-	166,667	2,64	03/11/14	-	-	83,333	$-

Jason Lazo	-	-	33,333	2.40	03/11/14	-	-	33,333	$-

(1) Options vest and become exercisable in four equal annual installments over the course of four years.

(2) The expiration date of each option occurs 5 years after the date of grant of each option.

EMPLOYMENT AGREEMENTS

We have not entered into any employment agreements with our executive officers or other employees to date. We may enter into employment agreements with them in the future. For example, the terms of the agreement the Company entered into with WBI require that the Company enter into an employment agreement with Mr. Kenny and Mr. Davidson for no less than three years and up to five years.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee during the fiscal year ended 2011 were Fredrick Schulman and up until January 1, 2011, Marvin Traub. None of our members of the Compensation Committee during the fiscal year ended 2011 served as an officer or employee of the Company, was formerly an officer of the Company, or had any relationship requiring disclosure required by Item 404 of Regulation S-K.

DIRECTOR COMPENSATION

The following table represents a summary of the compensation paid to our directors for their services on our board of directors during the fiscal year ended April 30, 2011. Except as listed below, there were no bonuses, other annual compensation, restricted stock awards or stock options/SARs, or any other compensation paid to the directors listed for their services as a director of the Company. Except as disclosed in the table below, no compensation was paid to our directors for their services as directors of the Company for the fiscal year ended April 30, 2011.

Directors Compensation for the Fiscal Year Ended April 30, 2011

Name	Cash Fees ($) (1)	Option Awards ($) (2)	Total ($)
Bruce Klein(4)	$25,000	$-	$25,000
Marvin Traub	25,000	-	25,000
Fredrick Schulman	25,000	-	25,000
Hubert Millet	25,000	-	25,000
Jack Kleinert (3)	-	-	-

(1).	Cash fees represent amounts earned but not paid in fiscal 2011 for services rendered as a director

(2)	No options were awarded to our directors as compensation for the fiscal year ended April 30, 2011.

(3)	Jack Kleinert was appointed to our Board of Directors effective April 26, 2010.

(4)	Bruce Klein resigned from our Board of Directors effective January 2011.

In fiscal 2011, our CEO earned interest of $5,096 on loans he made to the Company. In fiscal 2010, companies wholly owned by Marvin Traub and Bruce Klein earned consulting fees of $100,000 and $84,550, respectively, for work not related to serving on our board. In addition, in fiscal 2010, we issued Fred Schulman 394,853 shares of our common stock with an aggregate value of $7,897 for legal services rendered to our Company (See “Certain Relationships and Related Party Transactions”).

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

 The following table provides information about shares of common stock beneficially owned as of August 1, 2011 by:

• each of our directors, executive officers and our executive officers and directors as a group; and
• each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock;

	Number of Shares Of		Percentage of
	Common Stock		Outstanding
Name and Address of Beneficial Owner	Beneficially Owned		Shares
J. Patrick Kenny	1,888,086	(1)	3.83%
30 Old Wagon Road
Wilton, CT 06877

Marvin Traub	999,014	(2)	*	%
535 Fifth Avenue
New York, NY 10022

Fredrick Schulman	278,098	(3)	*	%
241 Fifth Ave, Suite 302
New York, NY 10016

Hubert Millet	271,200	(4)	*
102 Queens Garden Dr
Thousand Oaks, CA 91361

Jack Kleinert	27,028,741	5.5%
c/o 372 Danbury Road Wilton, CT 06897

Federico G. Cabo 4101 White Side St. Los Angeles, CA 90063	33,333,333	6.76%

Richard F. Cabo 4010 White Side St. Los Angeles, CA, 90063	33,333,333	6.76%

Leonard Moreno 4010 White Side St. Los Angeles, CA, 90063	0		*

Federico G. Cabo Jr. 4010 White Side St. Los Angeles, CA, 90063	0		*

All Directors, Officers, and Management as a group (10 persons)	97,131,805	20.0%

* less than 1%.

(1) Includes 1,538,343 shares owned by Kenny LLC I, and 133,333 shares owned by Kenny LLC II, entities controlled by Mr. Kenny, and 41,667 stock options which have vested. Does not include 361,540 shares owned by Brian Kenny, Mr. Kenny’s son; 9,077 shares owned by Mr. Kenny’s daughter; and 12,751 shares owned by Mr. Kenny's brother; as to which shares Mr. Kenny disclaims beneficial ownership; or options to purchase 125,000 shares of our common stock which were granted to Mr. Kenny which will not be exercisable within 60 days of  July 13, 2011. Does not include shares of common stock underlying 576,091 shares of Series C Preferred Stock, which may not be converted within 60 days of July 13, 2011 due to provisions of the Certificate of Designations with respect to the Series C Preferred Stock, which generally prevents conversion of the preferred stock if conversion would result in beneficial ownership by the holder of greater than 9.99% of our shares.

(2) Includes fully vested options to purchase 6,667 shares, 50% of 461,570 or 230,785 warrants to purchase our common stock. The balance of the warrants will not be exercisable within 60 days of July _31, 2011. Does not include 1,481 shares owned by Mr. Traub's son, as to which shares Mr. Traub disclaims beneficial ownership. Also includes 420,200 shares of common stock underlying 42,041 shares of Series C Preferred Stock.

(3) Includes 14,665 shares owned by Mr. Schulman's wife, Lois Shapiro, to which shares Mr. Schulman disclaims beneficial ownership, fully vested options to purchase 40,000 shares and 50% of 64,783 or 32,392 warrants to purchase our common stock. The balance of the warrants will not be exercisable within 60 days of August 1, 2011. Also includes58,980 shares of common stock underlying 5,901 shares of Series C Preferred Stock.

(4) Includes fully vested options to purchase 6,667shares and 50% of 64,783 or 32,392 warrants to purchase our common stock. The balance of the warrants will not be exercisable within 60 days of August 1, 2011. Also includes 58,981 shares of common stock underlying 5,901 shares of Series C Preferred Stock.

(5) Includes 800,000 shares of our common stock and 122,324 shares purchasable on conversion of convertible preferred stock. Does not include an additional 1,118,547 shares purchasable upon conversion of convertible preferred stock due to provisions of the Certificate of Designation with respect to our Series A Preferred Stock, which generally prevent conversion of the preferred stock if conversion would result in beneficial ownership by the holder of greater than 9.99% of our shares.

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of Common Stock which are issuable upon exercise of warrants or upon conversion of convertible securities if they are exercisable or convertible within 60 days of August 1, 2011. Except as otherwise indicated, none of the persons named in the table own any options or convertible securities.

EQUITY COMPENSATION PLAN INFORMATION

On June 3, 2011, the Company filed a registration statement on Form S-8 and registered 25,000,000 shares issuable under the Drinks Americas Holdings ltd. 2011 Consultants Plan (the “2011 Plan”). As of the date hereof, the Company has issued a total of 25,000,000 shares of Company common stock under the plan as compensation for legal and marketing services at a fair value of $67,500.

On April 13, 2010, the Company filed a registration statement on Form S-8 and registered 2,000,000 shares issuable under the 2010 Plan.  Subsequent to April 30, 2010, the Company has issued a total of 369,848shares of Company common stock under the 2010 Plan as compensation for legal and marketing services at a fair value of $50,346 and 1,630,152 shares remain available for future issuance under the 2010 Plan.

On November 6, 2009, the Company filed a registration statement on Form S-8 and registered 1,333,333  shares issuable under the 2009 Stock Incentive Plan (the “2009 Plan”)  The Company has issued a total of 906,490 shares of Company common stock under the 2009 Plan as compensation for legal and marketing services as of April 30, 2009 at a fair value of $ 316,450 which vested immediately upon grant. Additionally, 382,673 were issued subsequent to year end as compensation for legal and marketing services at a fair value of $ 65,667 and 44,170 shares remain available for future issuance under the 2009 Plan.

In January 2009, the Company’s shareholders approved the 2008 Stock Incentive Plan (the “2008 Plan”) which provides for awards of incentives of non-qualified stock options, stock, restricted stock and stock appreciation rights for its officers, employees, consultants and directors in order to attract and retain such individuals and to enable them to participate in the long-term success and growth of the Company. Under the 2008 Plan, 666,667 common shares were reserved for distribution, of which 618,333 have been issued and 48,333 remain available for future issuance. Of this amount 30,000 of shares issued to employees were subsequently canceled when the employees terminated their service with the Company. Stock options granted under the Plan are granted with an exercise price at or above the fair market value of the underlying common stock at the date of grant, generally vest over a four year period and expire 5 years after the grant date.

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

On March 12, 2009, the Company granted an aggregate of 385,000 options under the Plan to various employees, the directors of the Company, and to two consultants to the Company.  The exercise price of the options granted to employees, directors and one of the consultants was at the fair market value of the underlying common stock at the date of grant (other than those issued to our CEO which was at a 10% premium to the market value). The exercise price of the options granted to the other consultant, $0.35, was above the fair market value of the underlying common stock at the date of grant.

The Company issued an aggregate of 278,333 options to purchase shares of its common stock to its employees including 166,667 to its CEO, 33,333 to its COO and 20,000 to its CFO.  The options granted to employees of the Company vest over a four year period and expire five years after the grant date.   The options awarded to the directors (66,667) of the Company and the consultants (40,000) vested immediately upon grant. Also on March 12, 2009, the Company granted 78,333 shares of its common stock under the Plan to several of its employees as consideration for past services they have performed for the Company.

A summary of the options outstanding under our Plans as of April 30, 2011 and 2010 is as follows:

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	355,001	$2.55	-0-	$-
Granted	-	-	385,000	2.75
Forfeited	-	-	(29,999)	2.40
Outstanding at end of period	355,001	$2.55	355,001	$2.55
Exercisable at end of period	230,834	$2.87	106,667	$2.99
Weighted average fair value of grants during the period		$2.55		$2.78

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

Set forth below are descriptions of transactions with related persons for the fiscal year ended April 30, 2011 and April 31, 2010:

Consulting and Marketing Fees

For each of the years ended April 30, 2011 and 2010, the Company incurred fees for services rendered related to sales and marketing payable to a limited liability company which was controlled by Bruce Klein, a past member of the Company’s board of directors, and previous chairman of the board. As of April 30, 2011 and 2010 unpaid fees owed to the director’s firm, aggregated $-0- and $91,000, respectively. On April 28, 2010, in accordance with an agreement made in October 2009 with the Board of Directors by the CEO to settle the outstanding amount due of $84,550, the Company issued 37,578shares of its common stock in satisfaction of consulting fees.

In fiscal 2003 we entered into a consulting agreement with a company wholly owned by Marvin Traub, a member of the Company's board of directors. Under the agreement the consulting company is being compensated at a rate of $100,000 per annum. The consulting agreement terminated April 30, 2010. As of April 30, 2011 and 2010 we were indebted to the consulting company in the amount of $-0- and $50,000, respectively. On April 29, 2010, in accordance with an agreement made in October 2009 with the Board of Directors by the CEO to settle the outstanding amount due of $306,243, the Company issued a warrant to acquire 396,787 shares of our common stock.

On October 20, 2009, the Company reached agreements with its Chief Executive Officer and members of its Board of Directors to satisfy obligations owed to them, in the aggregate amount of $1,002,450 for salary, director fees, consulting fees and for satisfaction of a portion of an outstanding loan and the interest accrued thereon, by issuing to them 117,534 shares of our common stock and warrants to acquire 655,920 shares of our common stock. Under this arrangement, the valuation of the common stock and the exercise price of the warrants was $0.15 a share.  Fifty percent of the warrants can be exercised at anytime during the ten-year term and the other 50 percent will only be exercisable when the Company has achieved positive EBITDA for two successive quarters.  If this profitably standard is not realized during the term of the warrants, 50 percent of the warrants will be forfeited. On April 28 and 29, 2010, the Company issued 117,578 shares of common stock in satisfaction of $264,550 of director fees, consulting fees and $130,000 of the Chief Executive Officer’s past-due salary and 655,920 warrants in satisfaction of $506,243 of director fees and consulting fees.

In October 2009, upon the resignation of Brian Kenny as VP Marketing of the Company, we entered into a marketing consulting agreement with a company controlled by Brian Kenny to provide marketing services to the Company at the annual rate of $144,000. Brian Kenny is the son of our CEO, J. Patrick Kenny. For the fiscal year ended April 30, 2010, we issued 305,467 options in aggregate which vested 100% upon grant at a value of $88,000 for marketing consulting services he provided the Company.

Legal Fees

On February 11, 2010, the Company issued 26,324 with a fair value of $7,897 for legal services he provided the Company.

Royalty Fees

We incurred royalty expenses of approximately $838.55 and $74,027 in fiscal 2011 and 2010, respectively, to Alive Sprits LLC, which we own 25 percent membership interest. Additionally, Mexcor paid the Company royalty fees of approximately $50,075.62 in connection with Old Whiskey River.

Loan Payable

From July 2007 through April 2011, the Company has borrowed an aggregate of up to $850,985 from J. Patrick Kenny, our CEO, for working capital purposes.   The borrowings bear interest at 12% per annum. For the years ended April 30, 2011 and 2010 interest incurred on this loan aggregated $5,096 and $38,231, respectively.  As of April 30, 2011 and, 2010 amounts owed to our CEO on these loans including accrued and unpaid interest aggregated $657 and $154,670, respectively.

Independence of Directors

The Board of Directors has determined that each of our directors, except Mr. Kenny, are independent “directors” within the meaning of the applicable rules and regulations of the SEC and the director independence standards of NASDAQ. Neither Mr. Schulman nor Mr. Traub would be viewed as an independent member of the Audit Committee under NASDAQ corporate governance rules

ITEM 14. PRINCIPAL ACCOUNTANTS' FEES AND SERVICES

Set forth below are the fees billed by the Company’s independent principal accountants for the past two years for services provided to the Company.

Audit and Audit-Related Fees

We engaged Bernstein & Pinchuk, LLP as our principal accountants to perform the audit of our financial statements for the year ended April 30, 2011. During the year ended April 30, 2011 we were billed $97,518. The $97,518 billed during the fiscal year ended April 30, 2011 is comprised of the following: $54,445, for the year ended April 30, 2010 audit; $38,598, for three subsequent quarterly reviews; and $ 4,475, for reviews of two Form S-8 filings.  During the year ended April 30, 2010, we were billed $102,524. The $102,521 billed during the fiscal year ended April 30, 2010 is comprised of the following: $65,586, for the year ended April 30, 2009 audit; $33,763 for three subsequent quarterly reviews; and $3,175 for reviews of two From S-8 filings.

Tax Fees

None.

All Other Fees

None.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements.

See “Index to Financial Statements” in item 8 on page 27 of this Annual Report on form 10-K.

(2)	Financial Statement Schedules.

All financial statement schedules are omitted either because they are not required, not applicable or the required information is included in the financial statements or notes thereto.

(3)	Exhibits.

(b) Item 16.   Exhibits

2.1 (7)	Agreement and Plan of Share Exchange, dated as of June 9, 2004, among Gourmet Group, Inc., Drinks Americas, Inc. and the shareholders of Drinks Americas, Inc.
3.1 (7)	Certificate of Incorporation of Drinks Americas Holdings, Ltd.
3.2 (7)	By-Laws of Drinks Americas Holdings, Ltd.
3.3 (16)	Amended and Restated Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock
3.4 (12)	Certificate of Amendment of Certificate of Incorporation of Drinks Americas Holdings, Ltd. dated January 16, 2009
3.5 (13)	Certificate of Designation of Series B Convertible Preferred Stock
3.6 (16)	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock

4.1 (7)	Form of 10% Convertible Promissory Note issued by Gourmet Group, Inc., including Registration Rights provisions.
4.2 (3)	Form of 10% Senior Convertible Promissory Note, dated March 2005, issued by Drinks Americas Holdings, Ltd. issued by Drinks Americas Holdings, Ltd. to investors in its Bridge Notes financing.
4.3 (3)	Form of Stock Purchase Warrant, dated March 2005, issued by Drinks Americas Holdings, Ltd to investors in its Bridge Note financing.
4.4 (4)	Form of Securities Purchase Agreement, dated as of January 30th, 2007 between Drinks Americas Holdings, Ltd. and certain investors.
4.5 (4)	Form of Registration Rights Agreement, dated as of January 30th, 2007 between Drinks Americas Holdings, Ltd. and certain investors.
4.6 (4)	Form of Common Stock Purchase Warrant, dated as of January 30th, 2007 between Drinks Americas Holdings, Ltd. and certain investors.
4.7 (4)	Form of Placement Agent Agreement between Drinks Americas Holdings, Ltd. and Midtown Partners Co., LLC dated as of October 25th, 2006.
4.8 (4)	Form of Placement Agent Warrant, dated as of January 30th, 2007 between Drinks Americas Holdings, Ltd. and Midtown Partners Co., LLC.
4.10 (5)	Form of Registration Rights Agreement, dated as of December 18, 2007 between Drinks Americas Holdings, Ltd. and certain Investors.
4.11 (5)	Form of Placement Agent Agreement between Drinks Americas Holdings, Ltd. and Midtown Partners Co., LLC dated as of December 14, 2006.
4.13 (5)	Form of Placement Agent Warrant, dated as of December 18, 2007 between Drinks Americas Holdings, Ltd. and Midtown Partners Co., LLC.
4.14 (11)	Securities Purchase Agreement, dated as of June 18, 2009 between Drinks Americas Holdings, Ltd., St. George Investments, LLC, J. Patrick Kenny and certain other parties thereto
4.15 (11)	Debenture, dated June 18, 2009 issued by Drinks Americas Holdings, Ltd. to St. George Investments, LLC
4.16 (11)	Form of Pledge Agreement, dated June 18, 2009 between Drinks Americas Holdings, Ltd., St. George Investments, LLC, and J. Patrick Kenny and certain other parties thereto
4.17 (11)	Form of Personal Guarantee, dated June 18, 2009 issued by J. Patrick Kenny to St. George Investments, LLC
4.18 (11)	St. George 7 Month Secured Purchase Note, dated June 18, 2009 between Drinks Americas Holdings, Ltd. and St. George Investments, LLC
4.19 (11)	Warrant issued by Drinks Americas Holdings, Ltd. to St. George Investments, LLC, dated June 18, 2009
4.20 (13)
Preferred Stock Purchase Agreement, dated as of August17, 2009, by and among Drinks Americas Holdings, Ltd. and Optimus Capital Partners, LLC dba
 Optimus Special Situations Capital Partners, LLC, including all material agreements related thereto

4.21 (13)	Warrant, dated as of August 17, 2009 between Drinks Americas Holdings, Ltd. and Optimus Capital Partners, LLC dba Optimus Special Situations Capital Partners, LLC
4.22 (14)	First Amendment to $4,000,000 Debenture, dated August 28, 2009, issued by Drinks Americas Holdings, Ltd. to St. George Investments, LLC
4.23 (14)	First Amendment and Jointer to Pledge Agreement, dated August 28, 2009 between Drinks Americas Holdings, Ltd., St. George Investments, LLC, and J. Patrick Kenny and certain other parties thereto
4.24 (14)	Default Waiver to Debenture, dated June 18, 2009
4.25 (17)	Convertible Promissory Note issued to Leon Frenkel
10.1 (7)	Form of 10% Promissory Note issued by Drinks Americas, Inc. to Gourmet Group, Inc. relating to the proceeds of the Private Placement.
10.2 (7)	Agreement, dated April 6, 2004, between Paul Newman, Newman's Own, Inc. and Drinks Americas, Inc. relating to the distribution of Newman's Own Lightly Sparkling Fruit Juices.
10.3 (7)	Letter, dated May 12, 2003, from Interamericana de Licores, S.A. to Drinks Americas, Inc. relating to the production of Cohete Rum.
10.4 (7)	Purchase Agreement, dated July 29, 2003, between Drinks Americas, Inc. and Aguila Tequila Partners relating to Aguila Tequila.
10.5 (7)	Agreement, dated June 24, 2003, between Xanadu Wines Limited and Drinks Americas, Inc. relating to the distribution of Xanadu Normans Wines.
10.6 (7)	Interest Purchase Agreement, dated December 9, 2002, between Drinks Americas, Inc. and Shep Gordon.
10.7 (7)	Assignment, dated December 9, 2002, from Shep Gordon to Drinks Americas, Inc. of the limited liability company interests in Old Whiskey River Distilling Company LLC.
10.8 (7)	Assignment, dated December 9, 2002, from Shep Gordon to Drinks Americas, Inc. of the limited liability company interests in Y Sake LLC.
10.9 (7)	Assignment, dated December 9, 2002, from Alive Enterprises, Inc. to Old Whiskey River Distilling Company LLC of Trademark rights to Old Whiskey River.
10.10 (7)	Assignment, dated December 9, 2002, from Alive Enterprises, Inc. to Y Sake LLC of Trademark rights to Y Sake.
10.11 (7)	Trademark License Agreement, dated December 9, 2002, between Drinks Americas, Inc. and Old Whiskey River Distilling Company LLC relating to Old Whiskey River and Willie Nelson.
10.12 (7)	Trademark License Agreement, dated December 9, 2002, between Drinks Americas, Inc. and Y Sake LLC relating to Y Sake and Roy Yamaguchi.
10.13 (7)	Distributor Rights Agreement, dated December 9, 2002, between Old Whiskey River Distilling Company LLC and Drinks Americas, Inc.

10.14 (7)	Distributor Rights Agreement, dated December 9, 2002, between Y Sake LLC and Drinks Americas, Inc.
10.15 (7)	Consulting and Exclusive Referral Agreement, dated December 9, 2002, by and among Shep Gordon, Drinks Americas, Inc. and Maxmillian Partners, LLC.
10.16 (7)	Sublease Agreement, dated August 12, 2002, by and between Blau Marketing Technologies, Inc. as Sublandlord and Maxmillian Partners, LLC as subtenant.
10.17 (7)	Amended and Restated License Agreement, dated December 10, 2002, between Old Whiskey River Distilling Company, LLC and Willie Nelson.
10.18 (7)	Consulting Letter Agreement, dated March 28, 2002, between Marvin Traub Associates, Inc. and Maxmillian Partners, LLC.
10.19 (7)	Letter, dated October 28, 2002, from DAS Communications Ltd. (David Sonenberg) to Drinks Americas, Inc.
10.20 (7)	Restated (Demand) Promissory Note, dated as of July 9, 2004, in the amount of $290,000 from Drinks Americas, Inc. to Fredrick Schulman as agent for the payees.
10.21 (7)	Promissory Note, dated May 10, 2004, in the amount of $200,000 from Drinks Americas, Inc. to Bank Leumi USA.
10.22 (7)	Unlimited Guaranty, dated May 13, 2004, from Drinks Americas, Inc. to Bank Leumi USA.
10.23 (7)	Secured Convertible Note and Agreement, dated April 8, 2003, in the amount of $200,000 from Maxmillian Partners LLC to Nexcomm International Beverages, LLC.
10.24 (7)	Guaranty Agreement, dated April 8, 2003, between Drinks Americas, Inc. and Nexcomm International Beverages, LLC.
10.25 (7)	Security Agreement, dated April 8, 2003, by and between Drinks Americas, Inc. and Nexcomm International Beverages, LLC.
10.26 (7)	Secured Convertible Note and Agreement, dated July 28, 2003, in the amount of $200,000 from Maxmillian Partners LLC to Nexcomm International Beverages, LLC.
10.27 (7)	Security Agreement, dated July 28, 2003, by and between Maxmillian Partners LLC and Kenneth H. Close.
10.28 (7)	Security Agreement, dated July 28, 2003, by and between Drinks Americas, Inc. and Kenneth H. Close.
10.29 (7)	Guaranty Agreement, dated July 28, 2003, between Maxmillian Mixers LLC and Kenneth H. Close.
10.30 (7)	Promissory Note, dated October 15, 2004, in the amount of $155,975 from Drinks Americas, Inc. to Nexcomm International Beverages, LLC.
10.31 (7)	Note, dated October 15, 2004, in the amount of $352,167 from Drinks Americas, Inc. to Kenneth H. Close.
10.32 (7)	Promissory Note, dated October 15, 2004, in the amount of $44,560 from Drinks Americas, Inc. to Kenneth H. Close.
10.33 (7)	Security Agreement, dated October 15, 2004, by and between Drinks Americas, Inc. and Nexcomm International Beverages, LLC.
10.34 (3)	Form of Registration Rights Agreement between Drinks Americas Holdings, Ltd and the investors in its Bridge Notes financing.
10.35 (2)	Amended and Restated Promissory Note, dated December 26, 2005, by and between Drinks Americas Holdings, Ltd. and Kenneth H. Close for $776,167.
10.36 (2)	Asset Purchase Agreement, dated as of October, 2005, by and between Drinks Americas Holdings, ltd. and Rheingold Brewing Company, Inc.
10.37 (2)	Loan Agreement, dated June 1, 2006, by and between D.T. Drinks, LLC and Production Finance International, LLC.
10.38 (2)	Loan and Security Agreement, dated June 1, 2006, by and between Drinks Americas, Inc., Drinks Global Imports, LLC, D.T. Drinks, LLC and Business Alliance Capital Company.
10.39 (6)	Licensee Agreement between Trump Marks, LLC and D.T. Drinks, LLC, dated November 15, 2005.
10.40 (6)	Agreement between D.T. Drinks, LLC and A.H. Wanders B.V., dated August 10, 2006.
10.41 (6)	Exclusive Distribution Agreement between Damiana Importing, Inc. and Drinks Americas, Inc., dated May 25, 2005.
10.42 (6)	Requirements Agreement between Wynn Starr Flavors, Inc. and Drinks Americas, Inc., dated February 19, 2003.
10.43 (1)	Registrant’s Incentive 2007 Stock.
10.44 (8)	Form of Stock Purchase Agreement dated January 15, 2009 between Drinks America Inc , Jack McKenzie and Paul Walraven
10.45 (8)	Promissory Note in the aggregate amount of $800,000 payable to Jack McKenzie and Paul Walraven
10.46 (9)	Forbearance and Modification Agreement
10.47 (10)	Account Purchase Agreement
10.48 (17)	Stock Grant Agreement between Drinks Americas Holdings, Ltd and Leon Frenkel, dated November 9, 2009
10.49 (17)	Registration Rights Agreement between Drinks Americas Holdings, Ltd. and Leon Frenkel, dated November 9, 2009

10.50 (15)	Master Distribution and Manufacturing Agreement, dated February 15, 2010, as amended, by and between Drinks Americas Holdings, Ltd. and Mexcor, Inc.
10.51 (17)	Exchange Agreement between Drinks Americas Holdings, Ltd. and St. George Investments, LLC, dated November 13, 2009.
10.52 (17)	Note Purchase Agreement between Leon Frenkel and St. George Investments, LLC, dated November 13, 2009.
10.53 (16)	Agreement, dated as of June 24, 2010, by and among Drinks Americas Holdings, Ltd. and Enable Growth Partners, LP, Enable Opportunity Partners, LP, and Pierce Diversified Strategy Master Fund, LLC
10.54(18)	Stock Purchase Agreement, dated June 27, 2011, by and between Drinks Americas Holdings, Ltd. and Worldwide Beverage Imports, LLC.
14.1(19)	Code of Ethics
21.1(2)	List of Subsidiaries of Drinks Americas Holdings, Ltd.
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

(1)	Incorporated by reference to our Post-Effective Amendment No.1 to Form SB-2 Filed on January 22, 2008.
(2)	Incorporated by reference to our Form 10-KSB filed on August 14, 2006.
(3)	Incorporated by reference to our Form 8-K filed on March 25, 2005.
(4)	Incorporated by reference to our Form 8-K filed January 31, 2007.
(5)	Incorporated by reference to our Form SB-2 filed on March 19, 2007.
(6)	Incorporated by reference to our 8-K filed on December 19, 2007.
(7)	Incorporated by reference to our 8-K filed on March 9, 2005.
(8)	Incorporated by reference to our 8-K filed on January 15, 2009.
(9)	Incorporated by reference to our 8-K filed on February 10, 2009.
(10)	Incorporated by reference to our 8-K filed on April 17, 2009.
(11)	Incorporated by reference to our 8-K filed on June 25, 2009.
(12)	Incorporated by reference to our 10-K filed on August 13, 2009.
(13)	Incorporated by reference to our 8-K filed on August 18, 2009.
(14)	Incorporated by reference to our 8-K filed on September 3, 2009.
(15)	Incorporated by reference to our 8-K filed on April 13, 2010.
(16)	Incorporated by reference to our 8-K filed on June 30, 2010.
(17)	Incorporated by reference to our Form S-1 filed in May 14, 2010.
(18)	Incorporated by reference to our 8-K filed on June 28, 2011.
(19)	Incorporated by reference to our 10-K filed on August 13, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2011.

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

Signature	Capacities	Date

/s/ J. Patrick Kenny
J. Patrick Kenny	Chief Executive Officer, Chairman of the Board	August 12, 2011
Principal Executive Officer and Principal Financial Officer

/s/ Frederick Schulman
Frederick Schulman	Director	August 12, 2011

/s/ Marvin Traub
Marvin Traub	Director	August 12, 2011

/s/ Hubert Millet
Hubert Millet	Director	August 12, 2011

/s/ Jack Kleinert
Jack Kleinert	Director	August 12, 2011

/s/ Federico G. Cabo
Federico G. Cabo	Director	August 12, 2011

/s/ Richard F. Cabo
Richard F. Cabo	Director	August 12, 2011

/s/ Leonard Moreno
Leonard Moreno	Director	August 12, 2011

DRINKS AMERICAS HOLDINGS, LTD. AND AFFILIATES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Drinks Americas Holdings, Ltd.

We have audited the accompanying consolidated balance sheets of Drinks Americas Holdings, Ltd. (“the Company”) as of April 30, 2011 and 2010 and the related statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended April 30, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 31, 2011 and 2010 and the results of its operations and its cash flows for each of the years in the two-year period ended April 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has incurred significant losses from operations since its inception and has a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bernstein & Pinchuk

New York, New York
August 12, 2011

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2011 AND 2010

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,923	$203,552
Accounts receivable, net of allowance for doubtful accounts of $170,657 and $127,846, respectively	68,925	66,346
Inventory, net of allowances	62,850	222,608
Other current assets	118,044	19,789
Total current assets	251,742	512,295

Property and equipment, net of accumulated depreciation	11,439	32,309

Other assets:
Investment in equity investees	102,345	73,593
Intangible assets, net of accumulated amortization	381,776	1,971,300
Deferred loan costs, net of accumulated amortization	129,103	437,973
Other assets	17,936	85,735
Total other assets	631,160	2,568,601

Total assets	$894,341	$3,113,205

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$1,743,277	$2,199,665
Accrued expenses	2,266,143	2,744,058
Investor note payable	242,032	-
Notes and loans payable, net of long term portion	874,414	437,196
Derivative liability	31,186	-
Loans payable from related party	657	154,670
Deferred revenue	-	63,730
Total current liabilities	5,157,709	5,599,319

Long term debt:
Notes and loans payable, net of current portion	200,000	400,000

Total liabilities	5,357,709	5,999,319

Commitments and contingencies	-	-

Stockholders' deficiency:
Preferred stock, $0.001 par value; 1,000,000 shares authorized:
Series A Convertible: $0.001 par value; 10,544 shares issued and outstanding as of April 30, 2011 and 2010	11	11
Series B: $10,000 par value; 13.837 issued and outstanding as of April 30, 2011 and 2010	138,370	138,370
Series C: $1.00 par value; 635,835 and Nil issued and outstanding as of April 30, 2011 and 2010, respectively	635,835	-
Common stock, $0.001 par value; 500,000,000 and 100,000,000 shares authorized as of April 30, 2011 and 2010, respectively; 344,366,062 and 18,873,000 shares issued and outstanding as of April 30, 2011 and 2010, respectively	344,364	18,873
Treasury stock, 738,333 and 1,738,333 shares held as of April 30, 2011 and 2010, respectively	-	-
Additional paid in capital	42,240,584	40,111,695
Accumulated deficit	(47,803,230)	(43,217,597)
Total Drinks Americas Holdings, Ltd stockholders' deficiency	(4,444,066)	(2,948,648)
Equity attributable to non-controlling interests	(19,302)	62,534
Total stockholders' deficiency	(4,463,368)	(2,886,114)

Total Liabilities and Stockholders' Deficiency	$894,341	$3,113,205

The accompanying notes are an integral part of these consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED APRIL 30, 2011 AND 2010

	2011	2010
Sales, net	$497,453	$890,380

Cost of sales	529,097	1,289,835

Gross margin	(31,644)	(399,455)

Selling, general and administrative expenses	2,753,547	3,874,283

Net loss from operations	(2,785,191)	(4,273,738)

Other income (expense):
Interest, net	(994,028)	(1,539,536)
Gain on change in fair value of derivative	9,189	-
Gain on settlement of debt	617,266	-
Impairment of intangible assets	(1,422,440)	-
Other income (expense):	(92,265)	128,119
Total other income (expense)	(1,882,278)	(1,411,417)

Net loss before non controlling interests	$(4,667,469)	$(5,685,155)

Net loss attributable to non controlling interest	81,836	68,410

Net loss	$(4,585,633)	$(5,616,745)

Net loss per common share, basic and fully diluted	$(0.06)	$(0.61)

Weighted average number of common shares outstanding, basic and fully diluted	78,826,266	9,167,490

The accompanying notes are an integral part of these consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
YEARS ENDED APRIL 30, 2011 AND 2010

	Preferred stock						Common stock
	Series A		Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, April 30, 2009	11,000	$11	-	$-	-	$-	5,844,159	$5,844
Issuance of shares and warrants for cash	-	-	14	138,370	-	-	-	-
Issuance of shares , warrants and options for services	-	-	-	-	-	-	2,978,577	2,979
Conversion of preferred shares to common shares	(456)	-	-	-	-	-	303,867	304
Issuance of shares in settlement of notes and interest payable	-	-	-	-	-	-	2,086,758	2,087
Issuance of shares in payment of Olifant note	-	-	-	-	-	-	468,647	469
Issuance of treasury shares in escrow for legal settlement	-	-	-	-	-	-	-	-
St George Debenture conversions	-	-	-	-	-	-	2,638,681	2,639
St George debenture default, pledged, replaced, warrants & bonus shares issuances	-	-	-	-	-	-	1,400,372	1,400
Mexcor agreement	-	-	-	-	-	-	800,000	800
Related party-Note payment	-	-	-	-	-	-	333,333	333
Issuance of shares in payment of note	-	-	-	-	-	-	280,000	280
Non controlling interest in net loss of consolidated subsidiary	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance, April 30, 2010	10,544	$11	14	$138,370	-	$-	17,134,394	$17,135
Preferred shares issued in exchange for debt	-	-	-	-	-	576,091	-	-
Preferred shares issued in exchange for warrants	-	-	-	-	-	59,744	-	-
St George Debenture conversions	-	-	-	-	-	-	175,626,460	175,625
Issuance of shares in settlement of notes and interest payable	-	-	-	-	-	-	45,640,693	45,640
Issuance of shares in payment of accrued liabilities	-	-	-	-	-	-	38,893,183	38,893
Issuance of shares in payment of legal settlement	-	-	-	-	-	-	66,332,999	66,333
Fair value of vesting options	-	-	-	-	-	-	-	-
Beneficial conversion feature of convertible debt	-	-	-	-	-	-	-	-
Non controlling interest in net income of consolidated subsidiary	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance, April 30, 2011	10,544	$11	14	$138,370	-	$635,835	343,627,729	$343,626

The accompanying notes are an integral part of these consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
YEARS ENDED APRIL 30, 2011 AND 2010

					Total
					Stockholders'
					Deficiency
			Additional		Attributable	Non	Total
	Treasury stock		Paid in	Accumulated	To Drinks	Controlling	Stockholders'
	Shares	Amount	Capital	Deficit	Americas Holdings, Ltd	Interest	Deficiency
Balance, April 30, 2009	-	$-	$34,288,247	$(37,600,852)	$(3,306,750)	$130,944	$(3,175,806)
Issuance of shares and warrants for cash	-	-	120,882	-	259,252	-	259,252
Issuance of shares , warrants and options for services	-	-	2,370,840	-	2,373,819	-	2,373,819
Conversion of preferred shares to common shares	-	-	(304)	-	-	-	-
Issuance of shares in settlement of notes and interest payable	-	-	565,885	-	567,972	-	567,972
Issuance of shares in payment of Olifant note	-	-	141,531	-	142,000	-	142,000
Issuance of treasury shares in escrow for legal settlement	1,738,333	1,738	24,342	-	26,080	-	26,080
St George Debenture conversions	-	-	572,361	-	575,000	-	575,000
St George debenture default, pledged, replaced, warrants & bonus shares issuances	-	-	1,311,324	-	1,312,724	-	1,312,724
Mexcor agreement	-	-	239,200	-	240,000	-	240,000
Related party-Note payment	-	-	99,667	-	100,000	-	100,000
Issuance of shares in payment of note	-	-	377,720	-	378,000	-	378,000
Non controlling interest in net loss of consolidated subsidiary	-	-	-	-	-	(68,410)	(68,410)
Net loss	-	-	-	(5,616,745)	(5,616,745)	-	(5,616,745)
Balance, April 30, 2010	1,738,333	$1,738	$40,111,695	$(43,217,597)	$(2,948,648)	$62,534	$(2,886,114)
Preferred shares issued in exchange for debt	-	-	-	-	576,091		576,091
Preferred shares issued in exchange for warrants	-	-	(59,744)		-	-	-
St George Debenture conversions	-	-	846,399	-	1,022,024	-	1,022,024
Issuance of shares in settlement of notes and interest payable	-	-	257,758	-	303,398	-	303,398
Issuance of shares in payment of accrued liabilities	-	-	508,293	-	547,186	-	547,186
Issuance of shares in payment of legal settlement	(1,000,000)	(1,000)	501,044	-	566,377	-	566,377
Fair value of vesting options	-	-	42,870		42,870		42,870
Beneficial conversion feature of convertible debt	-	-	32,269	-	32,269	-	32,269
Non controlling interest in net income of consolidated subsidiary	-	-	-	-	-	(81,836)	(81,836)
Net loss	-	-	-	(4,585,633)	(4,585,633)	-	(4,585,633)
Balance, April 30, 2011	738,333	$738	$42,240,584	$(47,803,230)	$(44,440,066)	$(19,302)	$(4,463,368)

The accompanying notes are an integral part of these consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,585,633)	$(5,616,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	532,030	579,897
Allowance for doubtful accounts	42,811	(16,875)
Inventory impairment charges	-	797,116
Intangible impairment charges	1,422,440	-
Issuance of common stock for interest	84,199	567,972
Issuance of common stock and warrants for services	257,436	900,430
Non-controlling interest	(81,836)	(68,410)
Reduction in notes payable	450,000	533,440
Gain on change in fair value of derivative liability	(9,189)	-
Changes in operating assets and liabilities:
Accounts receivable	(45,390)	(7,675)
Due from factor	-	31,786
Inventories	159,758	184,542
Other current assets	(98,255)	353,447
Other assets	67,799	1,390,539
Accounts payable	657,175	(176,314)
Accrued expenses	(126,991)	(104,851)
Deferred revenue	(63,730)	63,730
Net cash used in operating activities	(1,337,376)	(587,971)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net changes in equity investment	(28,752)	-
Net cash used in investing activities	(28,752)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	-	138,370
Proceeds from debt	329,056	732,616
Proceeds from note	989,456	864,680
Repayment of debt	(154,013)	(974,314)
Net cash provided from financing activities	1,164,499	761,352

Net (decrease) increase in cash and cash equivalents	(201,629)	173,383
Cash and cash equivalents-beginning of the period	203,552	30,169

Cash and cash equivalents-end of period	$1,923	$203,552

Supplemental disclosure of non-cash investing and financing activities:
Interest paid	$-	$-
Taxes paid	$-	$-
Satisfaction of note and interest payable by issuance of common stock	$303,398	$567,972
Payment of accounts payable and accrued expenses with shares of common stock	$1,113,563	$2,373,819
Payments of notes by issuance of common stock	$1,022,024	$1,195,000

The accompanying notes are an integral part of these consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011

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

The Company began transitioning to a royalty-based revenue operation from a wholesale revenue model in 2010.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

Principles of consolidation

The accompanying consolidated balance sheets as of  April 30, 2011 and 2010 and the consolidated results of operations, consolidated changes in shareholders’ equity (deficiency) and the consolidated cash flows for the years ended April 30, 2011 and 2010 reflect Holdings majority-owned subsidiaries and Partners (collectively, the "Company"). All intercompany transactions and balances in these financial statements have been eliminated in consolidation. The amount of common and preferred shares authorized, issued and outstanding as of April 30, 2011 and, 2010 is those of Holdings.

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations at April 30, 2011 and April 30, 2010 the allowance for doubtful accounts was   $170,657 and $127,846, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. The Company's policy is to record an impairment loss at each balance sheet date when it is determined that the carrying amount may not be recoverable. Recoverability of these assets is based on undiscounted future cash flows of the related asset. For the year ended April 30, 2011 and 2010, the Company concluded that there was no impairment.

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

During the year ended April 30, 2011 the Company management performed an evaluation of its recorded book value of its intangible assets for purposes of determining the implied fair value of the assets at April 30, 2011. The test indicated that the recorded remaining book value of certain intangible assets exceeded its fair value for the year ended April 30, 2011.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $1,422,440, net of tax, or $0.02 per share during the year ended April 30, 2011 to reduce the carrying value to $0. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

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

Earnings (Loss) Per Share

The Company computes earnings (loss) per share whereby basic earnings (loss) per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings (loss) per share is determined in the same manner as basic earnings (loss) per share except that the number of shares is increased to assume exercise of potentially dilutive and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the years ended April 30, 2011 and 2010, the diluted earnings per (loss) share amounts equal basic earnings (loss) per share because the Company had net losses and the impact of the assumed exercise of contingently issuable shares would have been anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying amount reported in the consolidated balance sheets for accounts receivables, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported in the accompanying consolidated balance sheets for notes payable approximates fair value because the actual interest rates do not significantly differ from current rates offered for instruments with similar characteristics.

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Derivative liabilities are recorded at fair value on a recurring basis. In accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), the Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.

Recent accounting pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

3. GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of April 30, 2011, the Company has a shareholders' deficiency of $4,463,368 applicable to controlling interest compared with $2,886,114 applicable to controlling interest for the year ended April 30, 2010, and has incurred significant operating losses and negative cash flows since inception. For the year ended April 30, 2011, the Company sustained a net loss of $4,585,633 compared to a net loss of $5,616,745 for the year ended April 30, 2010 and used cash of approximately $1,337,000 in operating activities for the year ended April 30, 2011 compared with approximately $588,000 for the year ended April 30, 2010. We will need additional financing which may take the form of equity or debt and we have converted certain liabilities into equity.  We anticipate that increased sales revenues will help.  In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

4. ACCOUNTS RECEIVABLE AND DUE FROM FACTORS

Accounts Receivable and Due from Factors as of April 30, 2011 and April 30, 2010, consist of the following:

	April 30,	April 30,
	2011	2010
Accounts receivable	$234,386	$188,996
Accounts receivable-factor	5,196	5,196
Allowances	(170,657)	(127,846)
	$68,925	$66,346

During the year ended April 30, 2011, the Company wrote off as uncollectable $42,811 as bad debt expense.

5. INVENTORIES

Inventories as of April 30, 2011 and 2010 consist of the following:

	April 30, 2011	April 30, 2010
Raw Materials	$33,960	$87,546
Finished goods	28,890	168,948
Reserves for excess and slow-moving inventories	—	(33,886)
	$62,850	$222,608

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

6. OTHER CURRENT ASSETS

Other Current Assets as of April 30, 2011and 2010 consist of the following:

	April 30, 2011	April 30, 2010
Employee advances	$81,258	$—
Prepaid Other	36,786	19,789
	$118,044	$19,789

Prepaid other are comprised of prepaid marketing fees, employee travel advances and expenses.

7. PROPERTY AND EQUIPMENT

Property and equipment as of April 30, 2011 and 2010 consist of the following:

	Useful	April 30,	April 30,
	Life	2011	2010
Computer equipment	5 years	$23,939	$23,939
Furniture & fixtures	5 years	10,654	10,654
Automobiles	5 years	70,975	68,337
Leasehold Improvements	5 years	66,259	66,259
Production molds & tools	5 years	122,449	122,449
		294,276	291,638
Accumulated depreciation		(282,837)	(259,329)
		$11,439	$32,309

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 5 years.

Depreciation expense for the year ended April 30, 2011 and 2010 was $23,508 and $26,591, respectively.

8. INTANGIBLE ASSETS

Intangible assets include the acquisition costs of trademarks, license rights and distribution rights for the Company’s alcoholic beverages.

As of April 30, 2011 and 2010, intangible assets are comprised of the following:

	April 30, 2011	April 30, 2010
Trademark & distribution rights of Olifant vodka acquisition	$-	$1,333,333
Trademark and license rights of Rheingold beer	230,000	230,000
Mexcor agreement	-	240,000
Other trademark and distribution rights	475,000	575,000
	705,000	2,378,333
Accumulated amortization	(323,224)	(407,033)
	$381,776	$1,971,300

Amortization expense for the year ended April 30, 2011 and 2010 was $167,084 and $161,350, respectively.

During the year ended April 30, 2011 the Company management performed an evaluation of its recorded book value of its intangible assets for purposes of determining the implied fair value of the assets at April 30, 2011. The test indicated that the recorded remaining book value of certain intangible assets exceeded its fair value for the year ended April 30, 2011.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $1,422,440, net of tax, or $0.02 per share during the year ended April 30, 2011 to reduce the carrying value to $0. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

9. NOTE RECEIVABLE

On June 19, 2009, (the "Closing Date") we sold to one investor (the “Investor”) a $4,000,000 non-interest bearing debenture with a 25% ($1,000,000) original issue discount, that matures in 48 months from the Closing Date (the Drink’s Debenture) for $3,000,000, consisting of $375,000 paid in cash at closing and eleven secured promissory notes, aggregating $2,625,000, bearing interest at the rate of 5% per annum, each maturing 50 months after the Closing Date (the “Investor Notes”).  The Investor Notes, the first ten of which are in the principal amount of $250,000 and the last of which is in the principal amount of $125,000, are mandatorily pre-payable, in sequence, at the rate of one note per month commencing on January 19, 2010, subject to certain contingencies.    As a practical matter, the interest rate on the Investor Notes serves to lessen the interest cost inherent in the original issue discount element of the Drinks Debenture. For the mandatory prepayment to occur no Event of Default or Triggering Event as defined under the Drinks Debenture shall have occurred and be continuing and the outstanding balance due under the Drinks Debenture must have been reduced to $3,500,000 on January 19, 2010 and be reduced at the rate of $333,334 per month thereafter. Due to the uncertainty of the mandatory prepayments by the Investor, the note receivable has been classified as a long term asset as of April 30, 2011 and 2010.

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

Out of the gross proceeds of this Offering, the Company paid the placement agent $37,500 in commissions and we are obligated to pay the placement agent 10% of the principal balance of the Investor Notes when each note is paid. We also issued to the Placement Agent (see paragraph below), warrants to acquire 5% of the shares of our Common Stock which we deliver in response to Share Repayment Requests, at an exercise price equal to the Market Price related to the shares delivered in response to the Share Repayment Request (the "Placement Agent Warrants"), which warrants are exercisable for a five year period, will contain cashless exercise provisions as well as anti-dilution provisions in the case of stock splits and similar matters.

In March 2010, the Company delivered to the Placement Agent, in aggregate 311,608 Placement Agent Warrants as follows: effective February 24, 2010, a warrant to purchase 28,334 shares of Company common stock at an exercise price of $0.2391; effective February 11, 2010, a warrant to purchase 1,333,334 shares of Company common stock at an exercise price of $0.015; effective January 15, 2010, a warrant to purchase 66,667 shares of Company common stock at an exercise price of $0.0938 ; effective December 30, 2009, a warrant to purchase 45,455 shares of Company common stock at an exercise price of $0.01375; effective August 28, 2009, a warrant to purchase 12,821  shares of Company common stock at an exercise price of $0.9750  $0.065; effective June 19, 2009, a warrant to purchase 16,667 shares of Company common stock at an exercise price of $1.4063 ; and, effective June 19, 2009, a warrant to purchase 8,334  shares of Company common stock at an exercise price of $6.5625 . The fair value, taken together, of the warrants determined using Black-Scholes valuation model was determined to be $101,864 at the dates of grant and is recorded as deferred financing costs a long-term asset on the balance sheet and additional paid in capital. The warrants are being amortized over 5 years. For the year ended April 30, 2011 and 2010, the Company amortized to expense $21,540 and $10,172, respectively.

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

As a result of the depletion of the non-Company pledged shares, the Company agreed to issue and did issue in November 2009 and January 2010 an aggregate 1,200,373 shares of Company common stock to the individuals at a fair market value of $720,224.   Included in the total shares is 300,124 shares, which represent satisfaction of the original share commitment to the individuals at the inception of the Debenture agreement (see paragraph above).  The difference in the fair value of the 300,124 issued shares and the original estimated fair value of these shares in July 2009, reduced, as of November 2009 deferred loan costs as originally recorded, additional paid-in capital, and the related accumulated loan cost amortization.

At April 30, 2011, the drinks debenture, excluding the return of the 200,000 shares (post-reverse split) issued as collateral to our Investor in July 2009 in the amount of $450,000 that was previously treated as a reduction in our loan balance, was $1,351,173, offset by debenture debt discount of $1,030,719, investor notes receivable of $389,377 and deferred loan costs of $458,244 resulting in a net asset of deferred loan costs balance of $129,103, which has been reflected as a non-current asset in the accompanying consolidated balance sheet. The returned collateral is reflected separately in the consolidated balance sheet as an investor note payable in current liabilities. At April 30, 2010, offsetting of the Drinks Debenture of $2,835,953 was unamortized Debenture debt discount of $1,319,938 and investor notes receivable of $1,444,836 and deferred loan costs of $605,559 resulting in a net asset of deferred loan costs balance of $437,973, which balance is reflected as a non-current asset in the accompanying consolidated balance sheet.

10. OTHER ASSETS

In August 2008, the Company entered into a three-year agreement with an unrelated entity to provide marketing and promotional services for the Company.  Under the terms of the agreement, as consideration for the services to be provided, the Company is to issue warrants to purchase an aggregate of 23,334 shares of Company stock at an exercise price of $7.50. The Company determined, as of the grant date the warrants had an aggregate value of $6,730, which was being amortized over the three-year benefit period. As of April 30, 2011 and 2010 the warrants were fully amortized. As of April 30, 2011 and 2010, a warrant to purchase an aggregate of 18,334 shares of Company stock was issued and the balance of 5,000 remains to be issued.

On June 14, 2007, in connection with an endorsement agreement, the Company issued warrants to purchase 53,400 shares of the Company’s common stock at a price of $19.26 per share. The warrants may be exercised at any time up to June 14, 2017. The Company determined that the warrants had a value of $416,500, as of the date the warrants were granted, which is being amortized over the three-year term of the endorsement agreement. The warrants have cashless exercise provisions.  At April 30, 2011and 2010, the unamortized balance of these warrants was $-0- and $16,494, respectively. In addition, the Company has agreed to issue, as partial consideration for monthly consulting services, to a principal of one of the entities involved in the endorsement agreement, warrants to purchase 200 shares of the Company’s common stock per month at the monthly average market price.  At April 30, 2010, warrants to purchase 7,200 shares of the Company’s stock accrued under this agreement, of which a warrant for 3,600 shares was issued at exercise prices ranging from $2.85 to $31.80 per share of common stock. Each warrant issuance has an exercise period of 5 years from date of issuance.  At April 30, 2011, the agreement was terminated and the balance of 3,600 shares will not be issued.

11. NOTES AND LOANS PAYABLE

Notes and Loans Payable as of April 30, 2011and 2010 consisted of the following:

	April 30, 2011	April 30, 2010
Convertible note (a)	$100,000	$100,000
Olifant note (b)	620,260	695,260
Convertible promissory notes (c)	102,130	-
Other (d)	252,024	41,936
	1,074,414	837,196
Less current portion	874,414	437,196

Long-term portion	$200,000	$400,000

(a):

On November 9, 2009, the Company issued an unsecured $100,000 convertible note that matured on November 9, 2010. Interest accrues at a rate of 12.5% per annum and is payable quarterly. At the option of the note holder, interest can be paid in either cash or shares of Company common stock based on the convertible note’s $0.06 conversion price. As additional consideration, the Company granted the note holder 16,667 shares of the Company’s common stock and agreed to register the shares by January 8, 2010 or pay to the note holder as damages additional shares of the Company’s common stock equal to 2.0% of the common shares issuable upon conversion of the convertible note. The Company also granted the note holder piggyback registration rights.  On June 28, 2010, the Company issued the note holder 8,889 shares of common stock with a fair value of $973 as damages for failing to timely register the 16,667 common shares. For the year ended April 30, 2011 and 2010, interest expense of $9,787 and $6,061, respectively was accrued and expensed.

On December 10, 2010, the convertible note payable in the amount of $100,000 was amended and extended for six months, and the Company continues its discussions with the note holder regarding additional consideration to be provided for extending the term of the note.

On November 9, 2009, the Company issued the 16,667 shares valued at $10,000, which the Company deemed a loan origination fee. At April 30, 2011 and 2010, $Nil and $5,222, respectively has been recorded as a deferred charge on the balance sheets and $10,000 and $4,778, respectively has been amortized to interest expense.

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

(b):

On January 15, 2009, (the “Closing”), the Company acquired 90% of the capital stock of Olifant U.S.A, Inc. (“Olifant”),  pursuant to a Stock Purchase Agreement (the “Agreement. The Company has agreed to pay the sellers $1,200,000 for its 90% interest: $300,000 in cash and common stock valued at $100,000 to be paid 90 days from the Closing date. The initial cash payment of $300,000 which was due 90 days from Closing, was reduced to $149,633, which was paid to the sellers in August 2009 together with Company common stock having an aggregate value of $100,000 based on the date of the Agreement.  The Company issued a promissory note for the $800,000 balance. The promissory note is payable in four annual installments, the first payment is due one year from Closing. Each $200,000 installment is payable $100,000 in cash and Company stock valued at $100,000 with the stock value based on the 30 trading days immediately prior to the installment date. The cash portion of the note accrues interest at a rate of 5% per annum. On January 15, 2010, the Company paid the first loan installment in the amount of $200,000 and $5,000 in interest. The Company issued 330,033 shares as payment for the stock portion of the installment, and at the election of the sellers, $63,000 in cash and 138,614 in common stock as payment of the cash and interest portion on the first installment. At April 30, 2011 and 2010 interest expense of $20,444 and $4,944 was accrued, respectively.

In connection with the Olifant Promissory Note, Company and the note holders amended the payment terms of the past due original promissory note regarding the second $200,000 note installment.

On January 18, 2011, in connection with the Olifant Promissory Note, the Company amended and restated a portion of the debt under a Wrap Around Agreement dated January 19, 2011, providing for the assignment and issuance of a Restated Convertible Promissory Note (the “First Restated Note) in the principal amount of $75,000 to an investor, such that the Company sold, with the note holders approval, $75,000 of the principal amount to an investor by issuing to the investor an 8% convertible promissory note due June 18, 2011. On January 18, 2011, the investor paid the note holders $75,000. As of April 30, 2011, interest of $4,342 has been expensed and accrued by the Company. The conversion features of the note require derivative accounting treatment. See note 12 - Derivative Liability.

 The Company and the note holders further amended the payment terms of the second note installment such that the note holders agreed to defer to March 15, 2011, a second payment of $75,000 and to receive $20,000 of Company common stock (2,000,000 shares) which the Company issued on February 3, 2011 as full and final settlement of the second $200,000 installment pending timely receipt of the second $75,000 payment due March 15, 2011. On March 14, 2011, the Company amended and restated the a portion of the debt under a Wrap Around Agreement dated March 14, 2011, providing for the assignment and issuance of a Restated Convertible Promissory Note (the “Second Restated Note) in the principal amount of $75,000 to an investor. On March 14, 2011, the Company sold, with the noteholders approval, the second principal payment of $75,000 to an investor by issuing to the investor an 8% convertible promissory note due September 18, 2011. On March 15, 2011, in accordance with the terms of the amended payment terms, the investor paid the note holders the second $75,000 principal payment. See note 12 - Derivative Liability.  As of April 30, 2011, the Company issued an aggregate of 44,547,360 shares of the Company's common stock in settlement of the $75,000 convertible note.

(c):

On July 12, 2010, the Company settled its lawsuit with James Sokol (“Sokol”) and in accordance with the settlement; the Company issued a 6% convertible promissory note in the amount of $47,130. Principal and interest on the note are payable upon the successful completion by the Company of a $1,000,000 financing or on January 1, 2013. In lieu of cash, Sokol may elect to receive the principal and interest due on the note for an equivalent value of common shares of the Company. The Company accrued interest payable of $872 for the year ended April 30, 2011.  The conversion features of the note require derivative accounting treatment. See note 12 - Derivative Liability.

Additionally, on November 17, 2010, the Company borrowed $55,000 from an investor under a convertible promissory note at an annual interest rate of 8%. April 30, 2011, the Company accrued interest payable of $3,208. The conversion features of the note require derivative accounting treatment. See note 11 - Derivative Liability.

On December 13, 2010, in connection with the settlement of accrued but unpaid salary compensation due to our former Vice President Sales, we issued a promissory note for $192,000. The note accrues interest at the annual rate of 6% and is due the earliest of thirty business days following the successful completion and receipt of a financing equal to or greater than one million dollars or January 1, 2012. At April 30, 2011, the Company accrued interest payable of $4,448.

(d):

On March 4, 2010, the Company issued to a shareholder 133,333 shares of its common stock with a fair value of $40,000 in full payment of the outstanding loan for financial consulting services.

On November 5, 2009, the Company borrowed $37,500 from an investor under an informal agreement for working capital purposes. The loan is payable on demand and is classified under notes and loans payable as a current liability on the balance sheet as of April 30, 2011 and 2010, respectively.

 12. DERIVATIVE LIABILITY

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

ASC 815-40 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  As disclosed in Note 11, during December of 2010 and January 2011, the Company entered into convertible loans which contain a variable conversion price.   In accordance with ASC 815-40, this conversion option is classified as a derivative liability. This amount was credited to conversion option liability when the note was issued.  The conversion option liability was revalued at April 30, 2011 at $31,186 with changes from the initial fair values charged to expense during the period. The estimated values of the conversion options were determined using the Binomial Lattice option pricing model and the following assumptions:  Expected volatility of 285.33%;   Expected life (years) of .18; risk free interest rate of 0.40%; and dividend rate of 0.

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

13. ACCRUED EXPENSES

Accrued expenses consist of the following at April 30, 2011 and 2010:

	April 30, 2011	April 30, 2010
Payroll, board compensation and consulting fees owed to officers, directors and shareholders	$1,272,479	$1,220,392
Other payroll and consulting fees	201,054	688,740
Interest	730,110	405,394
Other	62,500	429,532
	$2,266,143	$2,744,058

At April 30, 2010, other accrued expenses includes accruals for professional legal services , directors and officers liability insurance, public relations, marketing fees and business travel expenses.

14. STOCKHOLDERS' DEFICIENCY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock

Common stock

The Company is authorized to issue 500,000,000 and 100,000,000 shares of common stock with par value $.001 per share as of April 30, 2011 and 2010, respectively. As of April 30, 2011 and 2011, the Company had 344,366,062 and 18,873,000 shares of common stock issued and outstanding, respectively.

On November 15, 2010, the Company’s amended its certificate of incorporation to affect a 15-to-1 reverse stock split was approved by Financial Industry Regulatory Authority and became effective. As a result of the reverse split, each 15 shares of Common Stock (the “Old Shares”) will become and be converted into one share of Common Stock (the “New Shares”), with stockholders who would receive a fractional share to receive such additional fractional shares as will result in the holder having a whole number of shares. All references to shares of common stock in the financial statements have been retroactively restated. Issued and outstanding shares as reported on the balance sheet at April 30, 2010 have been retroactively restated to give effect for the reverse stock split. Earnings per share calculations for year ended April 30, 2010 are based on the New Shares. As such, the total number of the common stock shares outstanding as of April 30, 2010 was 9,167,490 shares.

During the year ended April 30, 2011, the Company issued an aggregate of 221,267,153 shares of its common stock in settlement of notes payable and related accrued interest of $1,325,422 or approximately $0.006 per share.

During the year ended April 30, 2011, the Company issued an aggregate of 38,893,183 shares of its common stock in settlement of accrued liabilities of $547,186.

During the year ended April 30, 2011, the Company issued an aggregate of 66,332,999 shares of its common stock in legal settlements of $566,377.

15. WARRANTS AND OPTIONS

Warrants

The following table summarizes the warrants outstanding and related prices for the shares of the Company’s common stock issued as of April 30, 2011:

		Warrants Outstanding Weighted Average			Warrants Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$0.09	53,333	3.71	$0.09	53,333	$0.09
0.21	45,455	3.67	0.21	45,455	0.21
0.24	161,667	3.64	0.24	161,667	0.24
0.34	280,000	3.63	0.34	280,000	0.34
0.38	313,411	3.57	0.38	313,411	0.38
.094	13,333	3.71	0.94	13,333	0.94
0.98	12,821	3.33	0.98	12,821	3.33
1.41	16,667	6.12	1.41	16,667	1.41
2.25	655,920	9.00	2.25	655,920	2.25
5.25	166,667	3.14	5.25	166,667	5.25
6.56	8,333	3.14	6.56	8,333	6.56
7.50	155,000	2.15	7.50	155,000	7.50
9.00	43,333	0.32	9.00	43,333	9.00
18.75	47,222	0.50	18.75	47,222	0.50
19.26	53,400	6.12	19.26	53,400	19.26
45.00	29,630	.075	45.00	29,630	45.00
Total	2,056,192	5.07		2,056,192

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at April 30, 2009	429,629	$12.75
Issued	1,727,606	1.57
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2010	2,157,235	3.21
Issued	-	-
Expired	(101,043)	(0.47)
Canceled	-	-
Outstanding at April 30, 2011	2,056,192	$3.25

The value of the warrants on the date of grant was calculated using the Black-Scholes formula with the following assumptions: risk free – rate 2-4%, expected life of warrants –  5-10 years, expected stock volatility – 20-35%, expected dividend yield – 0%.

Options

The following table summarizes the options outstanding and related prices for the shares of the Company’s common stock issued as of April 30, 2011:

		Options Outstanding Weighted Average			Warrants Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$2.40	155,000	2.87	$2.40	114,167	$0.09
2.64	166,667	2.87	2.64	83,333	0.24
5.25	33,334	2.87	5.25	33,334	0.34
Total	355,001	2.87		230,834

Transactions involving the Company’s options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at April 30, 2009	-	$-
Issued	385,000	2.75
Exercised	-	-
Canceled or expired	(29,999)	(2.40)
Outstanding at April 30, 2010	355,001	2.78
Issued	-	-
Expired	-
Canceled	-	-
Outstanding at April 30, 2011	355,001	$2.78

The Company did not issue options for the years ended April 30, 2011 and 2010.

15. INCOME TAXES

No provision for income taxes is included in the accompanying statements of operations because of the net operating losses for the year ended April 30, 2011 and 2010, respectively. Holdings and Drinks previously filed income tax returns on a June 30 and December 31 tax year, respectively; however, both companies applied for and received a change in tax year to April 30 and file a federal income tax return on a consolidated basis. Olifant files income tax returns on a February 28 tax year. The consolidated net operating loss carry forward as of April 30, 2011 available to offset future years' taxable income is approximately $36,500,000, expiring in various years through 2031.

As of April 30, 2011 and 2010, components of the deferred tax assets are as follows:

	2011	2010
Net operating loss	$12,682,000	$11,560,000
Compensation	543,000	542,000
Other	200,000	200,000
	13,425,000	12,302,000
Less valuation allowance	(13,425,000)	(12,302,000)

	$—	$—

A valuation allowance has been provided against the entire deferred tax asset due to the uncertainty of future profitability of the Company.

Management's position with respect to the likelihood of recoverability of these deferred tax assets will be evaluated each reporting period.

16.  RELATED PARTY TRANSACTIONS

Consulting and Marketing Fees

The Company incurred fees for services rendered related to sales and marketing payable to a limited liability company which was controlled by a member of the Company’s board of directors and previous chairman of the board. On April 28, 2010, the Company issued 37,578 shares of its common stock in satisfaction of $84,550 of consulting fees.

In fiscal 2003, we entered into a consulting agreement with a company wholly owned by a member of the Company's board of directors. Under the agreement, the consulting company is compensated at the rate of $100,000 per annum. On April 29, 2010, in accordance with an agreement made in October 2009 to settle the outstanding amount due of $306,243, the Company issued a warrant to acquire 396,787 of our common stock.

In December 2002, the Company entered into a consulting agreement with one of its shareholders which provided for $600,000 in fees payable in five fixed increments over a period of 78 months. The agreement expired on June 9, 2009. Under this agreement, as of April 30, 2011 and 2010, amounts owed to this shareholder aggregated $-0- and $43,151, respectively. The Company has an informal agreement with the shareholder pursuant to which he has the option of converting all or a portion of the consulting fees owed him into shares of Holding's common stock at a conversion price to be agreed upon. In March 2009, the consultant elected to convert $120,000 due him for consulting fees into shares of Company stock at a price of $5.25 per share resulting in the Company issuing 22,857 shares to him.  In February 2008, the consultant elected to convert $190,000 due him for consulting fees into shares of Company common stock at a price of $7.50 per share resulting in the Company issuing 25,333 shares to him. Each of the conversions was at a premium to the market price of the Company’s common on the date of the elections to convert.

In October 2009, upon the resignation of Brian Kenny as VP Marketing of the Company, we entered into a marketing consulting agreement with a company controlled by him to provide marketing services to the Company at the annual rate of $144,000.  Brian Kenny is the son of our CEO, J. Patrick Kenny. For the fiscal year ended April 30, 2010, we issued 305,467 options in aggregate which vested 100% upon grant at a value of $88,000 for marketing consulting services he provided the Company.

On October 20, 2009, the Company reached agreements with its Chief Executive Officer and members of its Board of Directors to satisfy obligations owed to them, in the aggregate amount of $1,002,450 for salary, director fees, consulting fees and for satisfaction of a portion of an outstanding loan and the interest accrued thereon, by issuing to them 117,574 shares of our common stock and warrants to acquire 655,920 shares of our common stock. Under this arrangement, the valuation of the common stock and the exercise price of the warrants was $2.25 a share.  Fifty percent of the warrants can be exercised at anytime during the ten-year term and the other 50 percent will only be exercisable when the Company has achieved positive EBITDA for two successive quarters.  If this profitably standard is not realized during the term of the warrants, 50 percent of the warrants will be forfeited. On April 28 and 29, 2010, the Company issued 117,574 shares of common stock in satisfaction of $264,550 of director fees, consulting fees and $130,000 of the Chief Executive Officer’s past-due salary and 9,838,793 warrants in satisfaction of  $506,243 of director fees and consulting fees.

Legal Fees

On March 12, 2009, the Company granted to Fredrick Schulman, a member of our board of directors, options to purchase 600,000 shares of our Company stock, under our Plan, for legal services he provided the Company. The fair market value of the options issued, which vested 100% upon grant, aggregated $54,000.  On February 11, 2010, the Company also issued 26,324 shares to our director with a fair value of $7,897 for legal services he provided the Company.

Royalty Fees

In connection with the Company's distribution and licensing agreements with its equity investee the Company incurred royalty expenses for the years ended April 30, 2011 and 2010 of approximately $-0- and $74,027, respectively.  The operations and the net assets are immaterial.

Loan Payable

The Company is obligated to issue shares of its common stock to several of its shareholders in connection with its June 2009 debt financing (see Note 11).

From July 2007 through April 30, 2011, the Company has borrowed and our CEO has loaned various amounts up to $813,035 to the Company for working capital purposes at an annual interest rate of 12%. As of April 30, 2011 and 2010, amounts owed to our CEO on these loans including accrued and unpaid interest aggregated $657 and $154,670, respectively. For the years ended April 30, 2011 and 2010, interest incurred on these loans aggregated $7,884 and $38,231, respectively.

17. CUSTOMER CONCENTRATION

For the years ended April 30, 2011 and 2010, our largest customer accounted for 12% and 18%, respectively of our sales and for the year  ended 2011 one other customer accounted for 10% or more of our sales.

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

Rent expense for the years ended April 30, 2011 and 2010 was approximately, $42,848 and $25,624, respectively. Rent expense for 2010 is net of a landlord credit of approximately $13,000.

Future minimum payments for all leases are approximately as follows:

Years Ending
April 30,	Amount
2012	15,000

License Agreement

The Company under a non-documented arrangement with the licensor is continuing to sell the product both domestically and internationally. The Company and licensor are currently engaged in active discussion to both enhance the marketing of the brand and to amend the agreement under mutually beneficial terms.

In 2008 the Company entered into a licensing agreement with Vetrerie Bruni S.p.A. (“Bruni”), which has the patent to the Trump Vodka bottle design. The agreement is retroactive to January 1, 2008, and calls for annual minimum royalties of $150,000. Royalties are due on a per bottle basis on bottles produced by another bottle supplier of approximately 18% of the cost of such bottles.  The agreement terminates upon the expiration of the patent or the expiration of the Company’s license agreement with Trump Marks LLC. Due to a dispute with respect to the pricing and quantities of glass ordered and the source of readily available and more efficient alternative producers the Company entered into a dispute with Bruni Glass resulting in litigation which was resolved with a settlement in October 2009. This settlement resulted in the reduction of the Company’s annual glass royalty obligation and a settlement of the outstanding balance the Company owed Bruni. In conjunction with the legal settlement, the Company has accrued $150,000,  payable in installments over 12 months from February 2010 forward which if paid in full by August 2010 reverts to the amount of $120,000 in satisfaction of the outstanding balance.  As of April 30, 2011, the outstanding unpaid balance was $125,000.  Additionally, the annual royalty going forward has been lowered by as much as 75% depending on utilization levels.

In February 2008, we entered into a joint venture with Grammy Award-winning producer and artist, Dr. Dre. The Company and Dr. Dre have formed the joint venture to identify, develop, and market premium alcoholic beverages; The deal is under the umbrella of the agreement between the Company and Interscope Geffen A&M Records.  Our Leyrat Cognac is the joint ventures’ first beverage. In January 2009, the Company launched its Leyrat Estate Bottled Cognac which it imports from a 200 year old distillery in Cognac, France. The Company granted 10% of its 50% interest in the brand to the producer of the product, leaving us with a 45% interest, in return for the rights to distribute the product in the United States. The Company has 5% of the rights for the brand in Europe. The Company continues to work toward a major product launch agreeable between the parties.

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

Additionally, the Company will issue to Mexcor, warrants to acquire 133,333 shares of the Company’s common stock at such time Mexcor realizes the minimum net sales requirements under the initial term. The Company has further agreed to issue Mexcor a warrant to acquire an additional 1333,333 shares of Company common stock at such time Mexcor attains a second net sales performance level based on a twelve-month look-back period provided such performance criteria are satisfied during the initial term. Finally, the Company has agreed to issue Mexcor additional financial incentives payable in cash or stock and warrants for the attainment of certain volume or business metrics.

Litigation

On July 29, 2010, we entered into a settlement agreement with Socius CG II, Ltd. (“Socius”) pursuant to which we agreed to issue 2,586,667 shares of our common stock in exchange for satisfaction of the claim by Socius for $334,006. This settlement agreement required court approval before the issuance of such stock because it involved the payment of the settlement in the form of the Company’s common stock in reliance upon the Section 3(a) (10) exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended. The court ultimately approved the settlement agreement and the issuance of the 2,586,667 shares to Socius as exempt from registration pursuant to the Section 3(a) (10) registration exemption.

Richard Shiekman v. Drinks Americas, Inc., Drinks Holdings, Ltd and J Patrick Kenny. Connecticut Superior Court for Judicial District of Fairfield at Bridgeport.  In this action, Plaintiff filed an application for prejudgment remedy seeking in excess of $300,000 in unpaid wages, commissions and expenses.  In lieu of a prejudgment remedy, the Company provided the Plaintiff with Company stock to be held subject to further order of the court, as security for the Plaintiff's claims.  On April 26, 2011, the matter was fully resolved, all parties withdrew their claims and exchanged releases, and Plaintiff returned the stock previously pledged.  The settlement required the Company to pay Shiekman a total of $75,000 on or before July 15, 2011 or a total of $100,000 on or before September 15, 2011.  Prior to July 14, 2011, the Company (through its insurer) paid $32,500 toward the settlement.  On July 14, 2011, subsequent to the date of the financial statements, the Company paid $10,000 towards the settlement.  At that time, Shiekman agreed that as long as the Company pays an additional $45,000 by September 1, 2011, he would consider the settlement paid in full, for a total of $87,500.  The Company has fully accrued for all monies due as of April 30, 2011.

Niche Media v. Drinks Americas, Inc., Connecticut Superior Court of the Judical District of Stamford Norwalk at Stamford.  In this action, Plaintiff filed suit for unpaid advertising and claimed approximately $130,000 plus accruing interest and attorney fees.  In March 2011, the case was settled and the Plaintiff withdrew the case in exchange for the Company's agreement to pay $90,000 over 29 months commencing June 2011.  The Company has fully accrued for all monies due as of April 30, 2011.

Total Quality Logistics Inc. v. Drinks Americas Inc., Connecticut Superior Court for Judicial District of New Haven at New Haven.  In this action, Plaintiff filed suit for unpaid logistics fees and claims approximately $20,000.  The matter settled in November 2010, requiring the Company to pay $9,600 over the course of several months.  As of July 31, 2011, subsequent to the financial statements, the Company fulfilled its obligations under the settlement and the matter was paid in full.  The Company has fully accrued for all monies due as of April 30, 2011.

Wenneker Distilleries v. Olifant USA, Inc. and Drinks America, Inc., United States District Court, Middle District of Pennsylvania. In this action, the Plaintiff filed suit for unjust enrichment stemming directly from a stock purchase agreement entered into by Olifant USA, Inc. and Drinks Americas, Inc on January 15, 2009 and unpaid dues to the Plaintiff for goods delivered to Olifant USA, Inc. in 2008.  The total amount sought from Drinks Americas, Inc. is $225,894.34 plus interest and cost.  The Company believes this claim is without merit and will defend vigorously.

Jeffrey Daub.  This matter involves a claim by Jeffrey Daub, an ex-employee, for payment of deferred salary.  The matter was settled with the Plaintiff agreeing to a payment plan containing fourteen payments with the final payment due September 1, 2012 for a total of $140,000.  The Company has fully accrued for all monies due as of April 30, 2011.

Darrell Wright v. Drinks Americas, Civil Court, NY County.  In this action, the Plaintiff filed suit for $18,000 for alleged unpaid wages and/or commissions and expenses.  The Company as responded denying any liability.  As of April 30, 2011, the Company has fully accrued for all monies possibly due.

Other than the items discussed above, we believe that the Company is currently not subject to litigation, which, in the opinion of our management, is likely to have a material adverse effect on the Company.

19. SUBSEQUENT EVENTS

On June 27, 2011, the Company executed a Stock Purchase Agreement (the “Purchase Agreement”) with Worldwide Beverage Imports, LLC, a Nevada limited liability company (“Worldwide”). Pursuant to the Purchase Agreement, the Company issued an aggregate of 100,000,000 shares of its restricted common stock of the Company (the “Initial Issuance”), of which 75,000,000 shares were issued to Worldwide, and 12,500,000 shares were issued to each of two consultants of Worldwide.  In consideration for the Initial Issuance, Worldwide will proceed to license distribution rights (the “Rights”) of up to 39 SKUs of products owned or licensed by Worldwide, and to supply all the inventory on favorable terms for the products related to the Rights (the “Inventory”) to the Company.

In addition to the Initial Issuance, provided that the Company has an adequate number of authorized shares of its common Stock, the Company agreed to sell additional shares (the “Additional Shares”) to Worldwide such that the sum of the Initial Issuance and the Additional Shares shall be no greater than 49% of the total number of shares of the issued and outstanding common stock of the Company for a purchase price of $200,000 or $0.002 per share. The Additional Shares shall be paid from residual cash from the sales made by the Company associated with the Rights after expenses in no more than five tranches in accordance with the terms of the Purchase Agreement.

Pursuant to the Purchase Agreement, effective on the Closing Date, the Board of Directors of the Company appointed Federico G. Cabo, Leonard Moreno, Richard F. Cabo, and Federico G. Cabo, Jr., to serve as members of the Company’s Board of Directors along with the current Board of Directors of the Company.

J. Patrick Kenny, Charles Davidson and Brian Kenny (the “Management of the Company”) will enter into employment agreements agreeable to both the Purchaser and Management of the Company with Management of the Company remaining employed with the Company for up to five years, but no less than three years.

Under the Purchase Agreement, the Company agreed to, among other things, use its best efforts to (i) increase the number of its authorized shares from 500,000,000 to 900,000,000 after the Closing Date in (the “Increase in Authorized Shares”), (ii) effect a reverse split at a ratio that is mutually agreed to by the Company and Worldwide (the “Reverse Split”), and (iii) settle outstanding liabilities (the “Debt Satisfaction”). Upon the occurrence of the Increase in Authorized Shares, the issuance of the Initial Issuance and the Additional Shares, the completion of the Debt Satisfaction and the Reverse Split, the Company agreed to issue such number of shares of its common stock required such that: (x) Worldwide shall own 49%, (y) management of the Company shall own 35%, (z) two consultants of Worldwide, or their respective designee(s), shall own 2.5% each, of the number of shares issued and outstanding of the Company at such time.

Upon the completion of the purchase of the Initial Issuance and the Additional Shares and until one (1) year from the date of the completion of the close of the transaction, the Company agreed not to issue any additional shares of the Company without prior written consent of the Purchaser, provided that the Company may issue certain exempt issuances without the prior written consent of the Purchaser in accordance with the terms of the Purchase Agreement.