Form 10-Q
period 2011-07-31
DRINKS AMERICAS HOLDINGS, LTD
filed 2011-09-15
CIK 873540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2011

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
Yes   ☐           No ☒

As of September 15, 2011, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 493,456,981.

DRINKS AMERICAS HOLDINGS, LTD. AND AFFILIATES

FORM10-Q

FOR THE QUARTER ENDED JULY 31, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2011	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$1,923
Accounts receivable, net of allowance for doubtful accounts of $117,472 and $170,657 as of July 31, 2011 and April 30, 2011, respectively	51,140	68,925
Inventory, net of allowances	12,712	62,850
Other current assets	111,474	118,044
Total current assets	175,326	251,742

Property and equipment, net of accumulated depreciation	5,562	11,439

Other assets:
Investment in equity investees	102,345	102,345
Intangible assets, net of accumulated amortization	607,073	381,776
Deferred loan costs, net of accumulated amortization	190,846	267,575
Other assets	12,601	17,936
Total other assets	912,865	769,632

Total assets	$1,093,753	$1,032,813

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Cash overdraft	$8,962	$-
Accounts payable	2,009,505	1,743,277
Accrued expenses	1,960,638	2,266,143
Investor note payable	439,008	380,504
Notes and loans payable, net of long term portion	653,630	874,414
Derivative liability	31,055	31,186
Loans payable from related party	-	657
Total current liabilities	5,102,798	5,296,181

Long term debt:
Notes and loans payable, net of current portion	-	200,000

Total liabilities	5,102,798	5,496,181

Commitments and contingencies	-	-

Stockholders' deficiency:
Preferred stock, $0.001 par value; 1,000,000 shares authorized:
Series A Convertible: $0.001 par value; 10,544 shares issued and outstanding as of July 31, 2011 and April 30, 2011	11	11
Series B: $10,000 par value; 13,837 issued and outstanding as of July 31, 2011 and April 30, 2011	138,370	138,370
Series C: $1.00 par value; 773,197 and 635,835 issued and outstanding as of July 31, 2011 and April 30, 2011, respectively	773,497	635,835
Common stock, $0.001 par value; 500,000,000 shares authorized; 493,456,981 and 344,366,062 shares issued and outstanding as of July 31, 2011 and April 30, 2011, respectively	493,455	344,364
Treasury stock, 738,333 shares held as of July 31, 2011 and April 30, 2011 and 2010	-	-
Additional paid in capital	42,735,552	42,240,584
Accumulated deficit	(48,149,498)	(47,803,230)
Total Drinks Americas Holdings, Ltd stockholders' deficiency	(4,008,613)	(4,444,066)
Equity attributable to non-controlling interests	(432)	(19,302)
Total stockholders' deficiency	(4,009,045)	(4,463,368)

Total Liabilities and Stockholders' Deficiency	$1,093,753	$1,032,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended July 31,
	2011	2010
Sales, net	$148,080	$102,256

Cost of sales	132,782	97,919

Gross margin	15,298	4,337

Selling, general and administrative expenses	514,494	640,170

Net loss from operations	(499,196)	(635,833)

Other income (expense):
Interest, net	(112,188)	(264,837)
Loss on change in fair value of derivative	(29,384)	-
Other expense	(3,483)
Gain on settlement of debt	17,505	-
Gain on disposal of product line	280,478	-
Total other income (expense)	152,928	(264,837)

Net loss before non controlling interests	(346,268)	(900,670)

Net loss attributable to non controlling interest	-	2,232

Net loss	$(346,268)	$(898,438)

Net loss per common share, basic and fully diluted	$(0.00)	$(0.04)

Weighted average number of common shares outstanding, basic and fully diluted	407,257,515	21,559,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended July 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(346,268)	$(898,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	166,055	47,648
Stock compensation	20,955	123,926
Accounts payable settlements	-	116,013
Issuance of common stock and warrants for deferred costs	-	425,017
Non-controlling interest	-	(2,232)
Non cash interest income	(4,907)	-
Gain on sale of interest in product line	(280,478)	-
Loss on change in fair value of derivative liability	29,384	-
Changes in operating assets and liabilities:
Accounts receivable	17,785	(44,442)
Inventories	50,138	60,419
Other current assets	6,570	(31,533)
Other assets	-	27,025
Accounts payable	(56,429)	(36,848)
Accrued expenses	159,492	105,796
Deferred revenue	-	(21,245)
Net cash used in operating activities	(237,703)	(128,894)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash overdraft	8,962	-
Net repayments of related party loans	(657)	-
Proceeds from issuance of notes payable	227,475	-
Net repayments of notes payable	-	(71,372)
Net cash provided from financing activities	235,780	(71,372)

Net (decrease) increase in cash and cash equivalents	(1,923)	(200,266)
Cash and cash equivalents-beginning of the period	1,923	203,552

Cash and cash equivalents-end of period	$-	$3,286

Supplemental disclosure of non-cash investing and financing activities:
Interest paid	$-	$-
Taxes paid	$-	$-
Satisfaction of note and interest payable by issuance of common stock	$57,515	$-
Payment of accounts payable and accrued expenses with shares of common stock	$463,251	$116,013
Common stock issued to acquire trademark	$240,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011

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

On January 15, 2009 Drinks acquired 90% of Olifant U.S.A Inc. (“Olifant”), a Connecticut corporation, which owns the trademark and brand names and holds the worldwide distribution rights (excluding Europe) to Olifant Vodka and Gin.  During the three months ended July 31, 2011, the Company reduced its ownership to 48% of Olifant recognizing a gain on disposal of product line of $280,478.

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

During the three months ended July 31, 2011, the Company issued 100,000,000 shares of its common stock to acquire the right to use Worldwide Beverages trademark.  The trademark was recorded at $240,000.

2. SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three months ended July 31, 2011, are not necessarily indicative of the results that may be expected for the year ending April 30, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated April 30, 2011 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

The condensed consolidated financial statements as of April 30, 2011 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and Partners (collectively, the "Company"). All significant inter-company transactions and balances have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations at July 31, 2011 and April 30, 2011, the allowance for doubtful accounts was   $117,472.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. The Company's policy is to record an impairment loss at each balance sheet date when it is determined that the carrying amount may not be recoverable. Recoverability of these assets is based on undiscounted future cash flows of the related asset. For the three months ended July 31, 2011, the Company concluded that there was no impairment.

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

Earnings (Loss) Per Share

The Company computes earnings (loss) per share whereby basic earnings (loss) per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings (loss) per share is determined in the same manner as basic earnings (loss) per share except that the number of shares is increased to assume exercise of potentially dilutive and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the three months ended July 31 2011 and 2010, the diluted earnings per (loss) share amounts equal basic earnings (loss) per share because the Company had net losses and the impact of the assumed exercise of contingently issuable shares would have been anti-dilutive.

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

Reclassification

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Recent accounting pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

3. GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of July 31, 2011, the Company has a shareholders' deficiency of $4,009,045 applicable to controlling interest compared with $4,463,368 applicable to controlling interest for the year ended April 30, 2011, and has incurred significant operating losses and negative cash flows since inception. For the three months ended July 31, 2011, the Company sustained an operating loss of $499,196 compared to an operating loss of $635,833 for the three months ended July 31, 2010 and used cash of approximately $238,000 in operating activities for the three months ended July 31, 2011 compared with approximately $129,000 for the three months ended July 31, 2010. We will need additional financing which may take the form of equity or debt and we have converted certain liabilities into equity.  We anticipate that increased sales revenues will help.  In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

4. ACCOUNTS RECEIVABLE AND DUE FROM FACTORS

Accounts Receivable and Due from Factors as of July 31, 2011 and April 30, 2011 consist of the following:

	July 31,
	2011 (unaudited)	April 30, 2011
Accounts receivable	$216,601	$234,386
Accounts receivable-factor	5,196	5,196
Allowances	(170,657)	(170,657)
	$51,140	$68,925

5. INVENTORIES

Inventories as of July 31, 2011 and April 30, 2011 consist of the following:

	July 31, 2011 (unaudited)	April 30, 2011
Raw Materials	$6,979	$33,960
Finished goods	5,733	28,890
	$12,712	$62,850

All raw materials used in the production of the Company's inventories are purchased by the Company and delivered to independent production contractors.

6. OTHER CURRENT ASSETS

Other Current Assets as of July 31, 2011and  April 30, 2011 consist of the following:

	July 31, 2011 (unaudited)	April 30, 2011
Employee advances	$101,758	$81,258
Prepaid Other	9,716	36,786
	$111,474	$118,044

Prepaid other are comprised of prepaid marketing fees, employee travel advances and expenses.

7. PROPERTY AND EQUIPMENT

Property and equipment as of July 31, 2011 and April 30, 2011consist of the following:

		July 31,
	Useful Life	2011 (unaudited)	April 30, 2011
Computer equipment	5 years	$23,939	$23,939
Furniture & fixtures	5 years	10,654	10,654
Automobiles	5 years	70,975	70,975
Leasehold Improvements	5 years	66,259	66,259
Production molds & tools	5 years	122,449	122,449
		294,276	294,276
Accumulated depreciation		(288,714)	(282,837)
		$5,562	$11,439

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

Depreciation expense for the three months ended July 31, 2011 and 2010 was $5,877.

8. INTANGIBLE ASSETS

Intangible assets include the acquisition costs of trademarks, license rights and distribution rights for the Company’s alcoholic beverages.

As of July 31, 2011 and April 30, 2011, intangible assets are comprised of the following:

	July 31, 2011 (unaudited)	April 30, 2011
Trademark and license rights of Rheingold beer	230,000	230,000
Worldwide Beverages agreement	240,000	-
Other trademark and distribution rights	475,000	475,000
	945,000	705,000
Accumulated amortization	(337,927)	(323,224)
	$607,073	$381,776

Amortization expense for the three months ended July 31, 2011 and 2010 was $14,703 and $41,771, respectively.

During the year ended April 30, 2011 the Company management performed an evaluation of its recorded book value of its intangible assets for purposes of determining the implied fair value of the assets at April 30, 2011. The test indicated that the recorded remaining book value of certain intangible assets exceeded its fair value for the year ended April 30, 2011.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge relating to those certain impaired intangible assets of $1,422,440, net of tax, or $0.02 per share during the year ended April 30, 2011 to reduce the carrying value to $0. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

During the three months ended July 31, 2011, the Company issued 100,000,000 shares of its common stock to acquire trademark rights with Worldwide Beverages.  The fair value of $240,000 was determined based on the underlying fair value of the common stock issued.

Investment in equity investees represent the Company's investment in Old Whiskey Rivers and is recorded at fair value.  There were immaterial changes in valuation for the three months ended July 31, 2011.

9. NOTE RECEIVABLE

On June 19, 2009, (the "Closing Date") we sold to one investor (the “Investor”) a $4,000,000 non-interest bearing debenture with a 25% ($1,000,000) original issue discount, that matures in 48 months from the Closing Date (the Drink’s Debenture) for $3,000,000, consisting of $375,000 paid in cash at closing and eleven secured promissory notes, aggregating $2,625,000, bearing interest at the rate of 5% per annum, each maturing 50 months after the Closing Date (the “Investor Notes”).  The Investor Notes, the first ten of which are in the principal amount of $250,000 and the last of which is in the principal amount of $125,000, are mandatorily pre-payable, in sequence, at the rate of one note per month commencing on January 19, 2010, subject to certain contingencies.    As a practical matter, the interest rate on the Investor Notes serves to lessen the interest cost inherent in the original issue discount element of the Drinks Debenture. For the mandatory prepayment to occur no Event of Default or Triggering Event as defined under the Drinks Debenture shall have occurred and be continuing and the outstanding balance due under the Drinks Debenture must have been reduced to $3,500,000 on January 19, 2010 and be reduced at the rate of $333,334 per month thereafter. Due to the uncertainty of the mandatory prepayments by the Investor, the note receivable has been classified as a long term asset as of July 31, 2011 and April 30, 2011.

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

In March 2010, the Company delivered to the Placement Agent, in aggregate 311,608 Placement Agent Warrants as follows: effective February 24, 2010, a warrant to purchase 28,334 shares of Company common stock at an exercise price of $0.2391; effective February 11, 2010, a warrant to purchase 1,333,334 shares of Company common stock at an exercise price of $0.015; effective January 15, 2010, a warrant to purchase 66,667 shares of Company common stock at an exercise price of $0.0938 ; effective December 30, 2009, a warrant to purchase 45,455 shares of Company common stock at an exercise price of $0.01375; effective August 28, 2009, a warrant to purchase 12,821  shares of Company common stock at an exercise price of $0.9750  $0.065; effective June 19, 2009, a warrant to purchase 16,667 shares of Company common stock at an exercise price of $1.4063 ; and, effective June 19, 2009, a warrant to purchase 8,334  shares of Company common stock at an exercise price of $6.5625 . The fair value, taken together, of the warrants determined using Black-Scholes valuation model was determined to be $101,864 at the dates of grant and is recorded as deferred financing costs a long-term asset on the balance sheet and additional paid in capital. The warrants are being amortized over 5 years. For the three months ended July 31, 2011 and 2010, the Company amortized to expense $5,135.

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

At July 31, 2011, the drinks debenture was $1,688,813, offset by debenture debt discount of $774,496, investor notes receivable of $532,995 and deferred loan costs of $458,244 resulting in a net asset of deferred loan costs balance of $190,846, which has been reflected as a non-current asset in the accompanying consolidated balance sheet. The returned collateral is reflected separately in the consolidated balance sheet as an investor note payable in current liabilities. At April 30, 2011, offsetting of the Drinks Debenture of $1,688,813 was unamortized Debenture debt discount of $837,907 and investor notes receivable of $532,995 and deferred loan costs of $458,244 resulting in a net asset of deferred loan costs balance of $267,575, which balance is reflected as a non-current asset in the accompanying consolidated balance sheet.

10. NOTES AND LOANS PAYABLE

Notes and Loans Payable as of July 31, 2011and April 30, 2011 consisted of the following:

	July 31, 2011 (unaudited)	April 30, 2011
Convertible note (a)	$100,000	$100,000
Olifant note (b)	-	620,260
Convertible promissory notes (c)	74,130	102,130
Other (d)	479,500	252,024
	653,630	1,074,414
Less current portion	653,630	874,414

Long-term portion	$-	$200,000

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

On November 9, 2009, the Company issued the 16,667 shares valued at $10,000, which the Company deemed a loan origination fee. At July 31, 2011 and  2010, $Nil and $2,667, respectively has been recorded as a deferred charge on the balance sheets and $10,000 and $4,778, respectively has been amortized to interest expense.

On December 10, 2010, the convertible note payable in the amount of $100,000 was amended and extended for six months, and the Company continues its discussions with the note holder regarding additional consideration to be provided for extending the term of the note.

(b):

On January 15, 2009, (the “Closing”), the Company acquired 90% of the capital stock of Olifant U.S.A, Inc. (“Olifant”),  pursuant to a Stock Purchase Agreement (the “Agreement. The Company has agreed to pay the sellers $1,200,000 for its 90% interest: $300,000 in cash and common stock valued at $100,000 to be paid 90 days from the Closing date. The initial cash payment of $300,000 which was due 90 days from Closing, was reduced to $149,633, which was paid to the sellers in August 2009 together with Company common stock having an aggregate value of $100,000 based on the date of the Agreement.  The Company issued a promissory note for the $800,000 balance. The promissory note is payable in four annual installments, the first payment is due one year from Closing. Each $200,000 installment is payable $100,000 in cash and Company stock valued at $100,000 with the stock value based on the 30 trading days immediately prior to the installment date. The cash portion of the note accrues interest at a rate of 5% per annum. On January 15, 2010, the Company paid the first loan installment in the amount of $200,000 and $5,000 in interest. The Company issued 330,033 shares as payment for the stock portion of the installment, and at the election of the sellers, $63,000 in cash and 138,614 in common stock as payment of the cash and interest portion on the first installment. At July 31, 2011 and April 30, 2011 interest expense of $25,555 was accrued.

During the three months ended July 31, 2011, the Company agreed to return 42% of the capital stock of Olifant U.S.A, Inc, reducing ownership interest to 48%, in exchange for the cancellation of the outstanding debt obligation and related accrued interest.  As such, the Company recorded a gain on disposal of a product line of $280,478 and recorded an investment of $Nil for their remaining 48% interest.

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

Additionally, on November 17, 2010, the Company borrowed $55,000 from an investor under a convertible promissory note at an annual interest rate of 8%. As of July 31, 2011, the Company accrued interest payable of $4,693. The conversion features of the note require derivative accounting treatment. During the three months ended July 31, 2011, the Company issued an aggregate of 24,090,909 shares of common stock in settlement of $28,000 of the convertible promissory note with a remaining outstanding balance as of July 31, 2011 of $27,000. See note 11 - Derivative Liability.

(d):

On December 13, 2010, in connection with the settlement of accrued but unpaid salary compensation due to our former Vice President Sales, we issued a promissory note for $192,000. The note accrues interest at the annual rate of 6% and is due the earliest of thirty business days following the successful completion and receipt of a financing equal to or greater than one million dollars or January 1, 2012. At July 31, 2011, the Company accrued interest payable of $7,328.

On November 5, 2009, the Company borrowed $37,500 from an investor under an informal agreement for working capital purposes. The loan is payable on demand and is classified under notes and loans payable as a current liability on the balance sheet as of July 31, 2011 and April 30, 2011.

As of July 31, 2011, the Company has borrowed an aggregate of $250,000 from an investor under an informal agreement for working capital purposes.  The loan is payable on demand and is classified under notes and loans payable as a current liability as of July 31, 2011 and April 30, 2011.

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

ASC 815-40 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  As disclosed in Note 10, during December of 2010 and January 2011, the Company entered into convertible loans which contain a variable conversion price.   In accordance with ASC 815-40, this conversion option is classified as a derivative liability. This amount was credited to conversion option liability when the note was issued.  The conversion option liability was revalued at July 31, 2011 at $31,055 with changes from the initial fair values charged to expense during the period. The estimated values of the conversion options were determined using the Binomial Lattice option pricing model and the following assumptions:  Expected volatility of 199.54%;   Expected life (years) of .10; risk free interest rate of 0.16%; and dividend rate of 0.

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

12. ACCRUED EXPENSES

Accrued expenses consist of the following at July 31, 2011 and April 30, 2011:

	July 31, 2011 (unaudited)	April 30, 2011
Payroll, board compensation and consulting fees owed to officers, directors and shareholders	$932,912	$1,272,479
Other payroll and consulting fees	127,403	201,054
Interest	797,553	730,110
Other	102,770	62,500
	$1,960,638	$2,266,143

13. STOCKHOLDERS' DEFICIENCY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock

During the three months ended July 31, 2011, the Company issued an aggregate of 137,662 shares of Series C Preferred stock in settlement of $403,251 of accrued and unpaid compensation.

Common stock

The Company is authorized to issue 500,000,000 shares of common stock with par value $.001 per share as of July 31, 2011 and April 30, 2011. As of July 31, 2011 and April 30, 2011, the Company had 493,456,981 and 344,366,062 shares of common stock issued and outstanding, respectively.

During the three months ended July 31, 2011, the Company issued an aggregate of 24,090,909 shares of its common stock in settlement of notes payable of $28,000 or approximately $0.0012 per share.

During the three months ended July 31, 2011, the Company issued an aggregate of 25,000,000 shares of its common stock in settlement of accrued liabilities of $60,000.

During the three months ended July 31, 2011, the Company issued an aggregate of 100,000,000 shares of its common stock to acquire trademark rights valued at $240,000.

14. WARRANTS AND OPTIONS

Warrants

The following table summarizes the warrants outstanding and related prices for the shares of the Company’s common stock issued as of July 31, 2011:

		Warrants Outstanding Weighted Average			Warrants Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$0.09	53,333	3.46	$0.09	53,333	$0.09
0.21	45,455	3.42	0.21	45,455	0.21
0.24	161,667	3.39	0.24	161,667	0.24
0.34	280,000	3.38	0.34	280,000	0.34
0.38	313,411	3.32	0.38	313,411	0.38
.094	13,333	3.46	0.94	13,333	0.94
0.98	12,821	3.08	0.98	12,821	3.33
1.41	16,667	5.87	1.41	16,667	1.41
2.25	655,920	8.75	2.25	655,920	2.25
5.25	166,667	2.89	5.25	166,667	5.25
6.56	8,333	2.89	6.56	8,333	6.56
7.50	155,000	1.90	7.50	155,000	7.50
9.00	23,333	0.07	9.00	23,333	9.00
18.75	47,222	0.25	18.75	47,222	0.50
19.26	53,400	5.87	19.26	53,400	19.26
45.00	29,630	.050	45.00	29,630	45.00
Total	2,036,192	4.82		2,036,192

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at April 30, 2010	2,157,235	$3.21
Issued	-	-
Exercised	-	-
Canceled or expired	(101,043)	(0.47)
Outstanding at April 30, 2011	2,056,192	3.25
Issued	-	-
Expired	(20,000)	(9.00)
Canceled	-	-
Outstanding at July 31, 2011(unaudited)	2,036,192	$3.25

Options

The following table summarizes the options outstanding and related prices for the shares of the Company’s common stock issued as of July 31, 2011:

		Options Outstanding Weighted Average			Warrants Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$2.40	155,000	2.62	$2.40	114,167	$0.09
2.64	166,667	2.62	2.64	83,333	0.24
5.25	33,334	2.62	5.25	33,334	0.34
Total	355,001	2.62		230,834

Transactions involving the Company’s options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at April 30, 2010	355,001	$2.78
Issued	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2011	355,001	2.78
Issued	-	-
Expired	-
Canceled	-	-
Outstanding at July 31, 2011(unaudited)	355,001	$2.78

The Company did not issue options for theduring the three months ended July 31, 2011.

15.  RELATED PARTY TRANSACTIONS

Loan Payable

The Company is obligated to issue shares of its common stock to several of its shareholders in connection with its June 2009 debt financing (see Note 11).

From July 2007 through July 31, 2011, the Company has borrowed and our CEO has loaned various amounts up to $813,035 to the Company for working capital purposes at an annual interest rate of 12%. As of July 31, 2011 and April 30, 2011, amounts owed to our CEO on these loans including accrued and unpaid interest aggregated $Nil and $657, respectively. For the year ended April 30, 2011, interest incurred on these loans aggregated $7,884.

16. CUSTOMER CONCENTRATION

For the three months ended July 31, 2011, our largest customer accounted for 35% of our sales and for the three months ended July 31, 2011.

For the three months ended July 31, 2010, the Company earns royalty revenue under its agreement with Mexcor, Inc. which represented 100% of the Company’s accounts receivable.

17. COMMITMENTS AND CONTINGENCIES

Stock Purchase Agreement

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

18.  FAIR VALUE MEASUREMENT

The Company adopted the provisions of Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) on January 1, 2008. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

Upon adoption of ASC 825-10, there was no cumulative effect adjustment to beginning retained earnings and no impact on the consolidated financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (Including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the warrant liability, reset and debt derivative liabilities. Convertible notes were determined at market based on their short term historical conversions

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at fair Value
Liabilities:
Derivative liability	$-	$-	$(31,055)	$(31,055)

Total	$-	$-	$(31,055)	$(31,055)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of July 31, 2011:

Derivative Liability
Balance, April 30, 2011	$31,186
Total (gains) losses
Initial fair value of debt derivative at note issuance	-
Mark-to-market at July 31, 2011:
Embedded debt derivative	29,384
Transfers out of Level 3 upon conversion and settlement of notes	(29,515)

Balance, July 31, 2011	$31,055

Net Loss for the period included in earnings relating to the liabilities held at July 31, 2011	$(29,384)

19. SUBSEQUENT EVENTS

Subsequent events have been evaluated through September 14, 2011, a date that the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated or the context otherwise requires, all references in this Report on Form 10-Q to “we”, “us”, “our” and the “Company” are to Drinks Americas Holdings, Ltd., a Delaware corporation and formerly Gourmet Group, Inc., a Nevada corporation, and its majority owned subsidiaries Drinks Americas, Inc., Drinks Global Imports, LLC, D.T. Drinks, LLC,  and Maxmillian Mixers, LLC and Maxmillian Partners, LLC.

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

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended April 30, 2011, and those described from time to time in our future reports filed with the Securities and Exchange Commission.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Introduction

The following discussion and analysis summarizes the significant factors affecting: (1) our consolidated results of operations for the three months ended July 31, 2011, compared to the three months ended July 31, 2010, and (2) our liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes included  in our Annual Report Form 10-K, filed on August 12, 2011.

Results of Operations

Three Months Ended July 31, 2011 Compared to Three Months Ended July 31, 2010

Net Sales: Net sales were approximately $148,000 under our revised royalty revenue business model for the three months ended July 31, 2011 compared to net sales of approximately $102,000 for the same period last year, an increase of 45% reflective of the transition of our business model beginning in February 2010 from a wholesale operation to a royalty based operation under our distribution and importation agreement with Mexcor, Inc.  As we announced previously, our business continues to be impacted by a shortage in working capital and a weak economy.

Gross Margin:  Gross margin under the royalty business model was $15,298, or 10.3% of net sales for the three months ended July 31, 2011 compared to gross margin of $4,337, or 4.2% of net sales for the three months ended July 31, 2010. This increase in gross margin is attributable to the transition of our business model to a royalty-based operation from a wholesale model.

Selling, General and Administrative Expenses: Selling, general and administrative expenses totaled approximately $514,000 for the three months ended July 31, 2011, compared to $640,000 for the three months ended July 31, 2010, a decrease of approximately $126,000, or 20%, attributable to our decision to reduce our operating and marketing expenses and thereby sustain our limited working capital. The overhead reductions resulted in lower payroll and payroll related and travel expenses. Additionally, our agreement with Mexcor, Inc. resulted in our ability to transfer our field sales force and its associated sales commission costs and travel expenses to Mexcor, Inc. as we restructured our business-operating model in fiscal 2010 under our distribution and importation agreement with   Mexcor, Inc.

Interest expense:  Interest expense for the three months ended July 31, 2011 was approximately $112,000 compared to $265,000 for the same period last year, a net decrease of $153,000 or 58%.  This decrease is predominantly due to a reduction in the cost of financing our outstanding liabilities as compared to prior year.

Loss on change in fair value of derivative:  As discussed in our financial statements, we are required to bifurcate the conversion option embedded in certain convertible promissory notes and record at fair value each reporting period as a liability.  During the three months ended July 31, 2011, we recorded a loss on change in fair value of $29,384 as compared to Nil the same period last year.

Gain on settlement of debt:  During the three months ended July 31, 2011, we negotiated and settled outstanding debt, primarily trade vendors, for a lower than previously recorded obligation.  As such, we recognized a gain on settlement of debt of approximately $18,000 for the three months ended July 31, 2011 compared to Nil the same period last year.

Gain on disposal of product line:  During the three months ended July 31, 2011, we exchanged 42% of our interest in Olifant U.S.A, Inc. for the cancellation of our remaining outstanding debt obligation and related accrued interest.  With the exchange, we reduced our ownership to 48% and realized a gain on sale of the product line of approximately $280,478 compared to Nil for the three months ended July 31, 2010.

Other income (expense): For the three months ended July 31, 2011, other income (expense) of $(3,483) is predominately comprised financing costs associated with certain issued notes payable compared to Nil for the three months ended July 31, 2010.

Financial Liquidity and Capital Resources

Our accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of July 31, 2011, the Company has a shareholders' deficiency of approximately $4,009,000 applicable to controlling interests compared with $4,463,000 applicable to controlling interests at April 30, 2011, and working capital deficiency of $4,927,472 as of July 31, 2011 and has incurred significant operating losses and negative cash flows since inception. For the three months ended July 31, 2011, the Company sustained an operating loss of approximately $499,000 compared to an operating loss of $636,000 for the three months ended July 31, 2010 and used cash of approximately $238,000 in operating activities for the three months ended July 31, 2011 compared with approximately $129,000 for the three months ended July 31, 2010. We will need additional financing which may take the form of equity or debt and we have converted certain liabilities into equity.  We anticipate that increased sales revenues from our newly launched Rheingold Beer product line and our Mexcor Agreement will contribute to improving our cash flow and provide additional liquidity from operations.  In the event we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

We will need to continue to manage carefully our working capital and our business decisions will continue to be influenced by our working capital requirements. Lack of liquidity continued to negatively affect our business and curtail the execution of our business plan.

Net Cash Used in Operating Activities: Net cash used in operating activities for the three months ended July 31, 2011 was approximately $238,000, primarily from our loss of approximately $24,000 net with non cash activities of $166,000 depreciation and amortization, $346,000 loss on change in fair value of derivative, $21,000 stock based compensation, $(280,000) gain on sale of product line, $173,000 changes in operating assets and sundry other non cash activities.. We have to date funded our operations predominantly through loans from shareholders, officers and investors and additionally through the issuance of our common stock as payment for outstanding obligations.

Net Cash provided by Financing Activities: Net cash provided by  financing activities for the three months ended July 31, 2011 was $236,000 primarily from net proceeds from debt and notes payable.

Based on our current operating activities and plans, we believe our existing financings will enable us to meet our anticipated cash requirements for at least the next three months.

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

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2011, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2011, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be declared by us in reports that we file with or submit to the Securities and Exchange Commission (the “SEC”) is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

 Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15 under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

There have been no material changes since previously disclosed in our Annual Report on Form 10-K for the year ended April 30, 2011.

Item 1A.	Risk Factors.

There  have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended April 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of J. Patrick Kenny, Chief Executive Officer and Chief Accounting Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Taxonomy Extension Schema Document*

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101 LAB	XBRL Taxonomy Extension Label Linkbase Document*

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Attached as Exhibit 101 to this report are the following financial statements for the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed "filed" or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRINKS AMERICAS HOLDINGS, LTD.

September 15, 2011	By:	/s/ J. Patrick Kenny
J. Patrick Kenny President and Chief Executive Officer and Chief Accounting Officer