Form 10-Q
period 2011-10-31
DRINKS AMERICAS HOLDINGS, LTD
filed 2011-12-12
CIK 873540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2011

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

As of December 1, 2011, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 546,110,314.

DRINKS AMERICAS HOLDINGS, LTD. AND AFFILIATES

FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 31, 2011

PART I – FINANCIAL INFORMATION
 Item 1. Financial Statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2011	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$115,093	$1,923
Accounts receivable, net of allowance for doubtful accounts of $131,414 and $170,657, respectively	712,573	68,925
Inventory	697,791	62,850
Other current assets	109,274	118,044
Total current assets	1,634,731	251,742

Property and equipment, net of accumulated depreciation	3,795	11,439

Other assets:
Investment in equity investees	102,345	102,345
Intangible assets, net of accumulated amortization	592,370	381,776
Deferred loan costs, net of accumulated amortization	179,617	267,575
Other assets	10,724	17,936
Total other assets	885,056	769,632

Total assets	$2,523,582	$1,032,813

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$1,979,169	$1,743,277
Accrued expenses	2,145,337	2,266,143
Operating line of credit, related party	286,019	-
Investor note payable	345,399	380,504
Notes and loans payable, net of long term portion	601,314	874,414
Derivative liability	-	31,186
Loans payable from related party	-	657
Total current liabilities	5,357,238	5,296,181

Long term debt:
Notes and loans payable, net of current portion	-	200,000

Total liabilities	5,357,238	5,496,181

Commitments and contingencies	-	-

Stockholders' deficiency:
Preferred stock, $0.001 par value; 1,000,000 shares authorized:
Series A Convertible: $0.001 par value; 10,544 shares issued and outstanding as of October 31, 2011 and April 30, 2011	11	11
Series B: $10,000 par value; 13,837 issued and outstanding as of October 31, 2011 and April 30, 2011	138,370	138,370
Series C: $1.00 par value; 773,497 and 635,835 issued and outstanding as of October 31, 2011 and April 30, 2011, respectively	773,497	635,835
Common stock, $0.001 par value; 900,000,000 and 500,000,000 shares authorized as of October 31, 2011 and April 30, 2011, respectively; 546,110,314 and 344,366,062 shares issued and outstanding as of October 31, 2011 and April 30, 2011, respectively	546,110	344,364
Common stock subscription (Note 1)	1,350,000	-
Additional paid in capital	42,892,489	42,240,584
Accumulated deficit	(48,533,701)	(47,803,230)
Total Drinks Americas Holdings, Ltd stockholders' deficiency	(2,833,224)	(4,444,066)
Equity attributable to non-controlling interests	(432)	(19,302)
Total stockholders' deficiency	(2,833,656)	(4,463,368)

Total Liabilities and Stockholders' Deficiency	$2,523,582	$1,032,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended October 31,		Six months ended October 31,
	2011	2010	2011	2010
Sales, net	$1,270,589	$143,642	$1,418,669	$245,898

Cost of sales	968,212	114,034	1,100,994	211,953

Gross margin	302,377	29,608	317,675	33,945

Selling, general and administrative expenses	731,168	685,940	1,245,662	1,326,110
Loss on settlement of royalty agreement	250,000	-	250,000	-
Total operating expenses	981,168	685,940	1,495,662	1,326,110

Net loss from operations	(678,791)	(656,332)	(1,177,987)	(1,292,165)

Other income (expense):
Interest, net	(56,486)	(204,212)	(168,674)	(469,049)
Gain on change in fair value of derivative	31,055	-	1,671	-
Other expense	(1,913)		(5,396)	-
Gain on settlement of accounts payable	321,932	-	339,437	-
Gain on disposal of product line	-	-	280,478	-
Total other income (expense)	294,588	(204,212)	447,516	(469,049)

Net loss before non controlling interests	(384,203)	(860,544)	(730,471)	(1,761,214)

Net loss attributable to non controlling interest	-	10,129	-	12,361

Net loss	$(384,203)	$(850,415)	$(730,471)	$(1,748,853)

Net loss per common share, basic and fully diluted	$(0.00)	$(0.03)	$(0.00)	$(0.07)

Weighted average number of common shares outstanding, basic and fully diluted	513,982,053	27,247,013	460,988,941	23,544,905

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended October 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(730,471)	$(1,748,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	195,631	95,296
Bad debt expense	22,388
Stock compensation	191,907	425,426
Gain on accounts payable settlements	(339,437)	-
Issuance of common stock and warrants for deferred costs	-	499,919
Investor return of collateral	-	450,000
Non-controlling interest	-	(12,361)
Non cash interest income	(9,876)	-
Gain on sale of interest in product line	(280,478)	-
Gain on change in fair value of derivative liability	(1,671)	-
Changes in operating assets and liabilities:
Accounts receivable	(666,036)	(65,523)
Inventories	(634,941)	53,963
Other current assets	8,770	(22,119)
Other assets	-	30,175
Accounts payable	252,672	13,214
Accrued expenses	344,191	201,892
Deferred revenue	-	(42,487)
Net cash used in operating activities	(1,647,351)	(121,458)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	286,019	-
Proceeds from common stock subscription	1,350,000	-
Net repayments of related party loans	(657)	-
Proceeds from issuance of notes payable	227,475	47,130
Net repayments of notes payable	(102,316)	(111,226)
Net cash provided by (used in) from financing activities	1,760,521	(64,096)

Net (decrease) increase in cash and cash equivalents	113,170	(185,554)
Cash and cash equivalents-beginning of the period	1,923	203,552

Cash and cash equivalents-end of period	$115,093	$17,998

Supplemental disclosure of non-cash investing and financing activities:
Interest paid	$8,005	$-
Taxes paid	$-	$-
Satisfaction of note and interest payable by issuance of common stock	$96,155	$-
Payment of accounts payable and accrued expenses with shares of common stock	$463,251	$482,058
Issuance of note payable in exchange for return and cancellation of common stock	$-	$450,000
Common stock issued to acquire trademark	$240,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS

Basis of Presentation

On March 9, 2005 the shareholders of Drinks Americas, Inc. ("Drinks") a company engaged in the business of importing and distributing unique, premium alcoholic and non-alcoholic beverages associated with icon entertainers, sports figures, celebrities and destinations, to beverage wholesalers throughout the United States, acquired control of Drinks Americas Holdings, Ltd. ("Holdings" or the "Company "). Holdings and Drinks was incorporated in the state of Delaware on February 14, 2005 and September 24, 2002, respectively. On March 9, 2005 Holdings merged with Gourmet Group, Inc. ("Gourmet"), a publicly traded Nevada corporation, which resulted in Gourmet shareholders acquiring 1 share of Holdings' common stock in exchange for 10 shares of Gourmet's common stock. Both Holdings and Gourmet were considered "shell" corporations, as Gourmet had no operating business on the date of the share exchange, or for the previous three years. Pursuant to the June 9, 2004 Agreement and Plan of Share Exchange among Gourmet, Drinks and the Drinks' shareholders, Holdings, with approximately 4,058,000 shares of outstanding common stock, issued approximately 45,164,000 of additional shares of its common stock on March 9, 2005 (the "Acquisition Date") to the common shareholders of Drinks and to the members of its affiliate, Maxmillian Mixers, LLC ("Mixers"), in exchange for all of the outstanding Drinks' common shares and Mixers' membership units, respectively. As a result Maxmillian Partners, LLC ("Partners") a holding company which owned 99% of Drinks' outstanding common stock and approximately 55% of Mixers' outstanding membership units, became Holdings' controlling shareholder with approximately 87% of Holdings' outstanding common stock. For financial accounting purposes this business combination has been treated as a reverse acquisition, or a recapitalization of Partners' subsidiaries (Drinks and Mixers).

Subsequent to the Acquisition Date, Partners, which was organized as a Delaware limited liability company on January 1, 2002 and incorporated Drinks in Delaware on September 24, 2002, transferred all its shares of holdings to its members as part of a plan of liquidation.

On January 15, 2009 Drinks acquired 90% of Olifant U.S.A Inc. (“Olifant”), a Connecticut corporation, which owns the trademark and brand names and holds the worldwide distribution rights (excluding Europe) to Olifant Vodka and Gin.  During the six months ended October 31, 2011, the Company reduced its ownership to 48% of Olifant recognizing a gain on disposal of product line of $280,478. In conjunction with the ownership reduction to 48%, the Company eliminated the remaining outstanding debt obligation of $600,000

Our license agreement with respect to Kid Rock’s BadAss Beer and related trademarks currently requires payments to Drinks Americas based upon volume through the term of the agreement.

Nature of Business

Through our majority-owned subsidiaries, Drinks imports, distributes and markets unique premium wine and spirits and alcoholic beverages to beverage wholesalers throughout the United States and internationally.

On February 11, 2010, the Company signed an agreement with Mexcor, Inc., ("Mexcor") an importer and distributor. Mexcor agreed to manage the sourcing, importing and distribution of our portfolio of brands nationally. This agreement was subsequently amended, see Subsequent Events.

On June of 2011 the company entered into an agreement to license and distribute the brands of Worldwide Beverage Imports in the eastern United States with brands to include KAH Tequila, Agave 99, Ed Hardy Tequila, Mexicali Beer, Chili Beer and Red Pig ale as well as various other products produced and imported by Worldwide Beverage Imports in return for the shares that would be no greater than 49% of the Company.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011

On November 1, 2011, the Company amended its agreement with Worldwide Beverage Imports. The company was granted worldwide distribution rights on both the spirits and beer products of WBI.  In connection with the amended agreement, the Company agreed to issue $1,500,000 in additional restricted shares of common stock (the “Additional Shares”) to Worldwide at a purchase price of $0.002 per share in exchange for Worldwide forgiving a $300,000 loan owed by the Company to Worldwide and Worldwide delivering $1,200,000 in Inventory to the Company, the sale proceeds of which are to be contributed to the capital of the Company.

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

During the six months ended October 31, 2011, the Company issued 100,000,000 shares of its common stock to acquire the right to sell and distribute the products that Worldwide Beverages licensed to the company.   The trademarks  were  recorded at the fair value of the issued underlying common stock of $240,000.  In addition, the Company received $1.5 million in product at no cost as capital contribution for 49% of the Company and  additional forward going inventory at  substantially reduced pricing with ongoing and extended credit terms.  The inventory is credited as a payment towards  WBI acquiring up to 49% ownership of the Company's common stock.  The fair value of the product received is recorded as inventory with the offset recorded as a common stock subscription.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the six months ended October 31, 2011, are not necessarily indicative of the results that may be expected for the year ending April 30, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated April 30, 2011 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

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
OCTOBER 31, 2011

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations at October 31, 2011 and April 30, 2011, the allowance for doubtful accounts was $131,414 and $170,657, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. The Company's policy is to record an impairment loss at each balance sheet date when it is determined that the carrying amount may not be recoverable. Recoverability of these assets is based on undiscounted future cash flows of the related asset. For the six months ended October 31, 2011, the Company concluded that there was no impairment.

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
OCTOBER 31, 2011

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

Earnings (Loss) Per Share

The Company computes earnings (loss) per share whereby basic earnings (loss) per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings (loss) per share is determined in the same manner as basic earnings (loss) per share except that the number of shares is increased to assume exercise of potentially dilutive and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the three and six months ended October 31, 2011 and 2010, the diluted earnings per (loss) share amounts equal basic earnings (loss) per share because the Company had net losses and the impact of the assumed exercise of contingently issuable shares would have been anti-dilutive.

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
OCTOBER 31, 2011

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

Reclassification

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year. The Company reclassified capitalized financing costs  as other assets in the Company's balance sheet previously recorded as an offset to related notes payable.

Recent accounting pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

3. GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of October 31, 2011, the Company has a shareholders' deficiency of $2,833,224 applicable to controlling interest compared with $4,444,066 applicable to controlling interest for the year ended April 30, 2011, and has incurred significant operating losses and negative cash flows since inception. For the six months ended October 31, 2011, the Company sustained a net loss of $730,471 compared to a net loss of $1,761,214 for the six months ended October 31, 2010 and used cash of approximately $1,647,000 in operating activities for the six months ended October 31, 2011 compared with approximately $121,000 for the six months ended October 31, 2010. With our relationship with WBI, we believe our liquidity will improve.  In addition, the increased sales revenues have helped.  In the event, if we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

4. ACCOUNTS RECEIVABLE AND DUE FROM FACTORS

Accounts Receivable and Due from Factors as of October 31, 2011 and April 30, 2011 consist of the following:

	October 31,
	2011 (unaudited)	April 30, 2011
Accounts receivable	$843,987	$234,386
Accounts receivable-factor	-	5,196
Allowances	(131,414)	(170,657)
	$712,573	$68,925

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011

5. INVENTORIES

Inventories as of October 31, 2011 and April 30, 2011 consist of the following:

	October 31, 2011 (unaudited)	April 30, 2011
Raw Materials	$13,001	$33,960
Finished goods	684,790	28,890
	$697,791	$62,850

All raw materials used in the production of the Company's inventories are purchased by the Company and delivered to independent production contractors.

6. OTHER CURRENT ASSETS

Other Current Assets as of October 31, 2011 and April 30, 2011 consist of the following:

	October 31, 2011 (unaudited)	April 30, 2011
Employee advances	$99,558	$81,258
Prepaid Other	9,716	36,786
	$109,274	$118,044

Prepaid other are comprised of prepaid marketing fees, employee travel advances and expenses.

7. PROPERTY AND EQUIPMENT

Property and equipment as of October 31, 2011 and April 30, 2011consist of the following:

		October 31,
	Useful Life	2011 (unaudited)	April 30, 2011
Computer equipment	5 years	$23,939	$23,939
Furniture & fixtures	5 years	10,654	10,654
Automobiles	5 years	70,975	70,975
Leasehold Improvements	5 years	66,259	66,259
Production molds & tools	5 years	122,449	122,449
		294,276	294,276
Accumulated depreciation		(290,481)	(282,837)
		$3,795	$11,439

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

Depreciation expense for the three and six months ended October 31, 2011 was $1,767 and $7,644, respectively and $5,877 and $11,754 for the three and six months ended October 31, 2010, respectively.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011

8. INTANGIBLE ASSETS

Intangible assets include the acquisition costs of trademarks, license rights and distribution rights for the Company’s alcoholic beverages.

As of October 31, 2011 and April 30, 2011, intangible assets are comprised of the following:

	October 31, 2011 (unaudited)	April 30, 2011
Trademark and license rights of Rheingold beer	230,000	230,000
Worldwide Beverages agreement	240,000	-
Other trademark and distribution rights	475,000	475,000
	945,000	705,000
Accumulated amortization	(352,630)	(323,224)
	$592,370	$381,776

Amortization expense for the three and six months ended October 31, 2011 $14,703 and $29,406, respectively and $41,771and $83,542 for the three and six months ended October 31, 2010, respectively.

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

During the six months ended October 31, 2011, the Company issued 100,000,000 shares of its common stock to acquire trademark rights with Worldwide Beverages.  The fair value of $240,000 was determined based on the underlying fair value of the common stock issued.

Investment in equity investees represents the Company's investment in Old Whiskey Rivers and is recorded at fair value.  There were immaterial changes in valuation for the six months ended October 31, 2011.

9. NOTE RECEIVABLE

On June 19, 2009, (the "Closing Date") we sold to one investor (the “Investor”) a $4,000,000 non-interest bearing debenture with a 25% ($1,000,000) original issue discount, that matures in 48 months from the Closing Date (the "Drink’s Debenture") for $3,000,000, consisting of $375,000 paid in cash at closing and eleven secured promissory notes, aggregating $2,625,000, bearing interest at the rate of 5% per annum, each maturing 50 months after the Closing Date (the “Investor Notes”).  The Investor Notes, the first ten of which are in the principal amount of $250,000 and the last of which is in the principal amount of $125,000, are mandatorily pre-payable, in sequence, at the rate of one note per month commencing on January 19, 2010, subject to certain contingencies.    As a practical matter, the interest rate on the Investor Notes serves to lessen the interest cost inherent in the original issue discount element of the Drinks Debenture. For the mandatory prepayment to occur no Event of Default or Triggering Event as defined under the Drinks Debenture shall have occurred and be continuing and the outstanding balance due under the Drinks Debenture must have been reduced to $3,500,000 on January 19, 2010 and be reduced at the rate of $333,334 per month thereafter. Due to the uncertainty of the mandatory prepayments by the Investor, the note receivable has been classified as a long term asset as of October 31, 2011 and April 30, 2011.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011

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

Also as part of this financing, the Investor acquired warrants to purchase 166,667 shares of our common stock at an exercise price of $0.35 per share (the “Investor Warrants”).  The Investor Warrants are exercisable for a five-year period. Management has determined that the aggregate value of the warrants was $142,500 based on the market price per share of the Company’s common stock on the date of the agreement.

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

In March 2010, the Company delivered to the Placement Agent, in aggregate 311,608 Placement Agent Warrants as follows: effective February 24, 2010, a warrant to purchase 28,334 shares of Company common stock at an exercise price of $0.2391; effective February 11, 2010, a warrant to purchase 1,333,334 shares of Company common stock at an exercise price of $0.015; effective January 15, 2010, a warrant to purchase 66,667 shares of Company common stock at an exercise price of $0.0938 ; effective December 30, 2009, a warrant to purchase 45,455 shares of Company common stock at an exercise price of $0.01375; effective August 28, 2009, a warrant to purchase 12,821  shares of Company common stock at an exercise price of $0.9750  $0.065; effective June 19, 2009, a warrant to purchase 16,667 shares of Company common stock at an exercise price of $1.4063 ; and, effective June 19, 2009, a warrant to purchase 8,334  shares of Company common stock at an exercise price of $6.5625 . The fair value, taken together, of the warrants determined using Black-Scholes valuation model was determined to be $101,864 at the dates of grant and is recorded as deferred financing costs a long-term asset on the balance sheet and additional paid in capital. The warrants are being amortized over 5 years. For the three and six months ended October 31, 2011 and 2010, the Company amortized to expense $5,135 and $10,270, respectively.

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

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011

At October 31, 2011, the drinks debenture was $877,185, offset by investor notes receivable of $531,786 resulting in a net liability of $345,399.  In addition the Company reflects deferred loan costs of $179,617 as a non-current asset in the accompanying consolidated balance sheet. The returned collateral is reflected separately in the consolidated balance sheet as an investor note payable in current liabilities. At April 30, 2011, the drinks debenture was $887,061, offset by investor notes receivable of $506,557 resulting in a net liability of $380,504.  In addition the Company reflects deferred loan costs of $267,575 as a non-current asset in the accompanying consolidated balance sheet.

During the six months ended October 31, 2011, the Company's board of directors determined not to issue additional shares of its common stock as payment towards the Debentures. As such, the Company is in default as of October 31, 2011.

10. LINE OF CREDIT, RELATED PARTY

As of October 31, 2011, the Company has outstanding $286,019 on a $400,000 line of credit, unsecured at 15% per annum, due upon demand.  The line of credit is provided by a current note holder and board member of the Company.  For the six months ended October 31, 2011, the Company paid $8,005 as interest expense.

11. NOTES AND LOANS PAYABLE

Notes and Loans Payable as of October 31, 2011and April 30, 2011 consisted of the following:

	October 31, 2011 (unaudited)	April 30, 2011
Convertible note (a)	$100,000	$100,000
Olifant note (b)	-	620,260
Convertible promissory notes (c)	47,130	102,130
Other (d)	454,184	252,024
	601,314	1,074,414
Less current portion	601,314	874,414

Long-term portion	$-	$200,000

(a):

On November 9, 2009, the Company issued an unsecured $100,000 convertible note that matured on November 9, 2010. Interest accrues at a rate of 12.5% per annum and is payable quarterly. At the option of the note holder, interest can be paid in either cash or shares of Company common stock based on the convertible note’s $0.06 conversion price. As additional consideration, the Company granted the note holder 16,667 shares of the Company’s common stock and agreed to register the shares by January 8, 2010 or pay to the note holder as damages additional shares of the Company’s common stock equal to 2.0% of the common shares issuable upon conversion of the convertible note. The Company also granted the note holder piggyback registration rights.  On June 28, 2010, the Company issued the note holder 8,889 shares of common stock with a fair value of $973 as a penalty for failing to timely register the 16,667 common shares.

On November 9, 2009, the Company issued the 16,667 shares valued at $10,000, which the Company deemed a loan origination fee. At October 31, 2011 and 2010, $Nil has been recorded as a deferred charge on the balance sheets and $10,000 had been amortized to interest expense.

On December 10, 2010, the convertible note payable in the amount of $100,000 was amended and extended for six months, and the Company continues its discussions with the note holder regarding additional consideration to be provided for extending the term of the note.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011

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

During the six months ended October 31, 2011, the Company agreed to return 42% of the capital stock of Olifant  reducing ownership interest to 48%, in exchange for the cancellation of the outstanding debt obligation and related accrued interest.  As such, the Company recorded a gain on disposal of a product line of $280,478 and recorded an investment of $Nil for their remaining 48% interest.

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

Additionally, on November 17, 2010, the Company borrowed $55,000 from an investor under a convertible promissory note at an annual interest rate of 8%. During the six months ended October 31, 2011, the Company issued an aggregate of 24,090,909 shares of common stock in settlement of $28,000 of the convertible promissory note.  As of October 31, 2011, the Company had paid off the unconverted portion of $27,000 and related accrued interest of $16,428.

(d):

On December 13, 2010, in connection with the settlement of accrued but unpaid salary compensation due to our former Vice President of Sales, we issued a promissory note for $192,000. The note accrues interest at the annual rate of 6% and is due the earliest of thirty business days following the successful completion and receipt of a financing equal to or greater than one million dollars or January 1, 2012. At October 31, 2011, the Company accrued interest payable of $10,176.

On November 5, 2009, the Company borrowed $37,500 from an investor under an informal agreement for working capital purposes. The loan is payable on demand and is classified under notes and loans payable as a current liability on the balance sheet as of October 31, 2011 and April 30, 2011.

As of October 31, 2011, the Company has borrowed an aggregate of $250,000 net of 25,316 of repayments, from an investor under an informal agreement for working capital purposes.  The loan is payable on demand and is classified under notes and loans payable as a current liability of $224,684 as of October 31, 2011 and $250,000 as of April 30, 2011.  Interest is paid on a monthly basis.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011

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

As of October 31, 2011, the Company had paid the remaining equity-linked financial instruments with embedded conversion features indexed to the Company's own stock.  Therefore the derivative liability was reduced to Nil.

13. ACCRUED EXPENSES

Accrued expenses consist of the following at October 31, 2011 and April 30, 2011:

	October 31, 2011 (unaudited)	April 30, 2011
Payroll, board compensation and consulting fees owed to officers, directors and shareholders	$994,838	$1,272,479
Other payroll and consulting fees	141,702	201,054
Interest	837,173	730,110
Other	171,624	62,500
	$2,145,337	$2,266,143

 14. STOCKHOLDERS' DEFICIENCY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock

During the six months ended October 31, 2011, the Company issued an aggregate of 137,662 shares of Series C Preferred stock in settlement of $403,251 of accrued and unpaid compensation.

Common stock

On September 14, 2011, the Company amended its Certificate of Incorporation with the state of Delaware to  increase the number of authorized shares of common stock from 500,000,000 to 900,000,000 shares with par value $.001 per share. As of October 31, 2011 and April 30, 2011, the Company had 546,110,314 and 344,366,062 shares of common stock issued and outstanding, respectively.

During the six months ended October 31, 2011, the Company issued an aggregate of 43,410,909 shares of its common stock in settlement of notes payable of $66,640 or approximately $0.0015 per share.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011

During the six months ended October 31, 2011, the Company issued an aggregate of 58,333,333 shares of its common stock in settlement of accrued liabilities of $210,001.

During the six months ended October 31, 2011, the Company issued an aggregate of 100,000,000 shares of its common stock to acquire trademark rights valued at $240,000.

15. WARRANTS AND OPTIONS

Warrants

The following table summarizes the warrants outstanding and related prices for the shares of the Company’s common stock issued as of October 31, 2011:

		Warrants Outstanding Weighted Average			Warrants Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$0.09	53,333	3.21	$0.09	53,333	$0.09
0.21	45,455	3.17	0.21	45,455	0.21
0.24	161,667	3.14	0.24	161,667	0.24
0.34	280,000	3.13	0.34	280,000	0.34
0.38	313,411	3.07	0.38	313,411	0.38
.094	13,333	3.21	0.94	13,333	0.94
0.98	12,821	2.83	0.98	12,821	3.33
1.41	16,667	5.62	1.41	16,667	1.41
2.25	655,918	8.50	2.25	655,918	2.25
5.25	166,667	2.64	5.25	166,667	5.25
6.56	8,333	2.64	6.56	8,333	6.56
7.50	155,000	1.65	7.50	155,000	7.50
19.26	53,400	5.62	19.26	53,400	19.26
45.00	29,630	.025	45.00	29,630	45.00
Total	1,965,635	4.57		1,965,635

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at April 30, 2010	2,157,235	$3.21
Issued	-	-
Exercised	-	-
Canceled or expired	(101,043)	(0.47)
Outstanding at April 30, 2011	2,056,192	3.25
Issued	-	-
Expired	(90,557)	(2.79)
Canceled	-	-
Outstanding at October 31, 2011(unaudited)	1,965,635	$3.25

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
Options

The following table summarizes the options outstanding and related prices for the shares of the Company’s common stock issued as of October 31, 2011:

		Options Outstanding Weighted Average			Warrants Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$2.40	155,000	2.37	$2.40	114,167	$2.40
2.64	166,667	2.37	2.64	83,333	2.64
5.25	33,334	2.37	5.25	33,334	5.25
Total	355,001	2.37		230,834

Transactions involving the Company’s options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at April 30, 2010	355,001	$2.78
Issued	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2011	355,001	2.78
Issued	-	-
Expired	-
Canceled	-	-
Outstanding at October 31, 2011(unaudited)	355,001	$2.78

The Company did not issue options during the six months ended October 31, 2011.

16.  RELATED PARTY TRANSACTIONS

Loan Payable

The Company is obligated to issue shares of its common stock to several of its shareholders in connection with its June 2009 debt financing (see Note 11).

From July 2007 through October 31, 2011, the Company has borrowed and our CEO has loaned various amounts up to $813,035 to the Company for working capital purposes at an annual interest rate of 12%. As of October 31, 2011 and April 30, 2011, amounts owed to our CEO on these loans including accrued and unpaid interest aggregated $Nil and $657, respectively. For the year ended April 30, 2011, interest incurred on these loans aggregated $7,884.

As described in Note 10 above, a note holder and board member provides a $400,000 line of credit, of which $286,019 utilized. For the six months ended October 31, 2011, the Company has paid $8,005 of interest on the credit line.

Please refer to the Company's filed 10-K for the year ended April 30, 2011 for additional related party transactions.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011

17. CUSTOMER CONCENTRATION

For the three and six months ended October 31, 2011, two of our largest customers accounted for 23% and 21%, respectively and two customers accounted for 20% and 19%, respectively of the Company's sales.

For the three and six  months ended October 31, 2010, two customers accounted for 17% and 10%, respectively and three customers accounted for 18%, 15% and 11%, respectively of the Company’s sales for the three and six months periods ended October 31, 2010.

For the three and six months ended October 31, 2010, the Company earned royalty revenue under its agreement with Mexcor, Inc. that represented 10% and 37% of the its revenue.

18. COMMITMENTS AND CONTINGENCIES

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

On November 1, 2011, the Company amended the Purchase Agreement with Worldwide (the “Amendment Agreement”). The company was granted worldwide distribution rights on both the spirits and beer products of WBI.  In connection with the amended agreement, the Company and Worldwide agreed to amend the terms of the Additional Shares issuances such that the Company shall issue $1,500,000 in additional restricted shares of common stock to Worldwide at a purchase price of $0.002 per share in exchange for Worldwide forgiving a $300,000 loan owed by the Company to Worldwide and Worldwide delivering $1,200,00 in Inventory to the Company, the sale proceeds of which are to be contributed to the capital of the Company.

Under the Purchase Agreement, the Company agreed to, among other things, use its best efforts to (i) increase the number of its authorized shares from 500,000,000 to 900,000,000 after the Closing Date in (the “Increase in Authorized Shares”), (ii) effect a reverse split at a ratio that is mutually agreed to by the Company and Worldwide (the “Reverse Split”), and (iii) settle outstanding liabilities (the “Debt Satisfaction”). Upon the occurrence of the Increase in Authorized Shares, the issuance of the Initial Issuance and the Additional Shares, the completion of the Debt Satisfaction and the Reverse Split, the Company agreed to issue such number of shares of its common stock required such that: (x) Worldwide shall own 49%, (y) management of the Company shall own 35%, (z) two consultants, or their respective designee(s), shall own 2.5% each, of the number of shares issued and outstanding of the Company at such time.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011

Under the Amendment Agreement the terms of the Resulting Ownership were amended such that the 35% ownership by the Company’s management shall include an exchange of all outstanding Series C Preferred Stock of the Company to common stock and the allocation of the 35% common stock ownership shall be determined by J. Patrick Kenny, the Company’s President and Chief Executive Officer.  Furthermore, the Amendment Agreement provides that, upon the completion of the Debt Satisfaction and Reverse Split, the Company shall pay to J. Patrick Kenny, Charles Davidson, and Brian Kenny a bonus in an amount to be agreed upon by Richard Cabo and J. Patrick Kenny, which bonuses shall be paid at such time as Company’s Compensation Committee shall determine.

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

19.  FAIR VALUE MEASUREMENT

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

As of October 31, 2011, the Company does not have items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements. Convertible notes were determined at market based on their short term historical conversions.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3		Assets at fair Value

Assets:	$-	$-		$-		$-
Liabilities:
Total	$-	$-	$		$

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of October 31, 2011:

Derivative Liability
Balance, April 30, 2011	$31,186
Total (gains) losses
Initial fair value of debt derivative at note issuance	-
Mark-to-market at October 31, 2011:
Embedded debt derivative	(1,671)
Transfers out of Level 3 upon conversion and settlement of notes	(29,515)

Balance, October 31, 2011	$-

Net Gain for the period included in earnings relating to the liabilities	$1,671

During the six months ended October 31, 2011, the Company paid off the remaining convertible notes with embedded derivatives that required the bifurcation and marking to fair value the derivative conversion option.

20. SUBSEQUENT EVENTS

Subsequent events have been evaluated through December 1, 2011, a date that the financial statements were issued.

On November 1, 2011, the Company and Worldwide Beverage Imports, LLC. entered into Amendment No. 1 (the “Amendment Agreement”) to a Stock Purchase Agreement, dated June 27, 2011 (the “Original Purchase Agreement”). Pursuant to the Amendment Agreement the Company was granted worldwide distribution rights on both the spirits and beer products of WBI, increasing the territories set by the Original Purchase Agreement.  Furthermore, the Company and Worldwide agreed to amend the terms set forth in the Original Purchase Agreement pertaining to the issuance of additional shares of the Company’s common stock to Worldwide and the terms pertaining to the resulting ownership of the Company upon the completion of certain milestones and certain bonuses to be paid upon completion of the same.

On February 11, 2010, the Company signed an agreement with Mexcor, Inc., whereby Mexcor agreed to manage the sourcing, importing and distribution of several of our portfolio of brands nationally. On November 21, 2011 that agreement was amended whereby Drinks would take back over the importation and distribution of all its products encompassed in the prior agreement with Mexcor, and Mexcor will distribute certain of Drinks products only in the Texas market with a focus on Old Whiskey River Bourbon and Damiana.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated or the context otherwise requires, all references in this Report on Form 10-Q to “we”, “us”, “our” and the “Company” are to Drinks Americas Holdings, Ltd., a Delaware corporation and formerly Gourmet Group, Inc., a Nevada corporation, and its majority owned subsidiaries Drinks Americas, Inc., Drinks Beers, Drinks Global Imports, LLC, D.T. Drinks, LLC, and Maxmillian Mixers, LLC and Maxmillian Partners, LLC.

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

Introduction

The following discussion and analysis summarizes the significant factors affecting: (1) our consolidated results of operations for the three and six months ended October 31, 2011, compared to the three and six months ended October 31, 2010, and (2) our liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes included  in our Annual Report Form 10-K, filed on August 12, 2011.

Results of Operations

Three Months Ended October 31, 2011 Compared to Three Months Ended October 31, 2010

Net Sales: Net sales were approximately $1,271,000 for the three months ended October 31, 2011 compared to net sales of approximately $144,000 for the same period last year, an increase of 783% as a result of the Company’s sales of products from the Drinks WBI transaction and the companies access to production credit that arises from the deal whereby the company is no longer impeded from production limited by access to capital.

Gross Margin:  Gross margin was $302,377, or 23.8% of net sales for the three months ended October 31, 2011 compared to gross margin of $29,608, or 20.6% of net sales for the three months ended October 31, 2010. This increase in gross margin is attributable to a higher premium product mix in the current period as compared to same period last year.

Selling, General and Administrative Expenses: Selling, general and administrative expenses totaled approximately $731,000 for the three months ended October 31, 2011, compared to $686,000 for the three months ended October 31, 2010, an increase of approximately $45,000, or 6.2%, attributable increased sales commissions related to increased sales volume.

Loss on settlement of royalty agreement: During the three months ended October 31, 2011, we made certain royalty and royalty termination payments of $250,000.

Interest expense:  Interest expense for the three months ended October 31, 2011 was approximately $56,000 compared to $204,000 for the same period last year, a net decrease of $148,000 or 73%.  This decrease is predominantly due to our access to production through our WBI transaction and a reduction in the cost of financing our outstanding liabilities as compared to prior year.

Gain on change in fair value of derivative:  As discussed in our financial statements, we were required to bifurcate the conversion option embedded in certain convertible promissory notes and record at fair value each reporting period as a liability.  During the three months ended October 31, 2011, we settled all these promissory notes completely eliminating the derivative liability and accordingly recorded a gain on change in fair value of $31,055 as compared to Nil the same period last year.

Gain on settlement of debt:  During the three months ended October 31, 2011, we negotiated and settled outstanding debt, primarily trade vendors and one note holder, for a lower than previously recorded obligation.  As such, we recognized a gain on settlement of debt of approximately $322,000 for the three months ended October 31, 2011 compared to Nil the same period last year.

Other income (expense): For the three months ended October 31, 2011, other income (expense) of $(1,913) is predominately comprised financing costs associated with certain issued notes payable compared to Nil for the three months ended October 31, 2010.

Six Months Ended October 31, 2011 Compared to Six Months Ended October 31, 2010

Net Sales: Net sales were approximately $1,419,000for the six months ended October 31, 2011 compared to net sales of approximately $246,000 for the same period last year, an increase of 477% as a result of the elimination of our shortfall of working capital arising from our transaction with WBI and the sales of the products added to the Drinks portfolio from that transaction.

Gross Margin:  Gross margin was $317,675, or 22.4% of net sales for the six months ended October 31, 2011 compared to gross margin of $33,945, or 13.8% of net sales for the six months ended October 31, 2010. This increase in gross margin is attributable to a higher premium product mix in the current period as compared to same period last year.

Selling, General and Administrative Expenses: Selling, general and administrative expenses totaled approximately $1,246,000 for the six months ended October 31, 2011, compared to $1,326,000 for the six months ended October 31, 2010, a decrease of approximately $80,000, or 6.0%, attributable to our cost containment while we increase in business and growth activity.  However offsetting the decrease, the Company paid increased sales commissions on growing KAH Tequila and other product sales.

Loss on settlement of royalty agreement: During the six months ended October 31, 2011, we made certain royalty and royalty termination payments of $250,000.

Interest expense:  Interest expense for the six months ended October 31, 2011 was approximately $169,000 compared to $469,000 for the same period last year, a net decrease of $300,000 or 64%.  This decrease is predominantly due to a reduction in the cost of financing our outstanding liabilities as compared to prior year.

Gain on change in fair value of derivative:  As discussed in our financial statements, we were required to bifurcate the conversion option embedded in certain convertible promissory notes and record at fair value each reporting period as a liability.  During the six months ended October 31, 2011, we settled these promissory notes eliminating the derivative liability and accordingly recorded a gain on change in fair value of $1,671 as compared to Nil the same period last year.

Gain on settlement of debt:  During the six months ended October 31, 2011, we negotiated and settled outstanding debt, primarily trade vendors and one note holder, for a lower than previously recorded obligation.  As such, we recognized a gain on settlement of debt of approximately $339,000 for the six months ended October 31, 2011 compared to Nil the same period last year.

Gain on disposal of product line:  During the six months ended October 31, 2011, we exchanged 42% of our interest in Olifant U.S.A, Inc. for the cancellation of our remaining outstanding debt obligation of $600,000 and related accrued interest.  With the exchange, we reduced our ownership to 48% and realized a gain on sale of the product line of approximately $280,478 compared to Nil for the six months ended October 31, 2010.

Other income (expense): For the six months ended October 31, 2011, other income (expense) of $(5,396) is predominately comprised financing costs associated with certain issued notes payable compared to Nil for the six months ended October 31, 2010.

Financial Liquidity and Capital Resources

Our accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of October 31, 2011, the Company has a shareholders' deficiency of approximately $2,833,000 applicable to controlling interests compared with $4,444,000 applicable to controlling interests at April 30, 2011, and working capital deficiency of $3,723,000 as of October 31, 2011 and has incurred significant operating losses and negative cash flows since inception. For the six months ended October 31, 2011, the Company sustained an operating loss of approximately $730,000 compared to an operating loss of $1,749,000 for the six months ended October 31, 2010 and used cash of approximately $1,647,000 in operating activities for the six months ended October 31, 2011 compared with approximately $121,000 for the six months ended October 31, 2010. We have converted certain liabilities into equity.  We anticipate that increased sales revenues from our newly launched Rheingold Beer product line and our Mexcor Agreement will contribute to improving our cash flow and provide additional liquidity from operations.  In the event we are not able to increase our working capital, we may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

We will need to continue to manage carefully our working capital and our business decisions will continue to be influenced by our working capital requirements.

Net Cash Used in Operating Activities: Net cash used in operating activities for the six months ended October 31, 2011 was approximately $1,647,000, primarily from our loss of approximately $730,000 net with non cash activities of approximately $196,000 depreciation and amortization, 192,000 stock based compensation, $(280,000) gain on sale of product line, $(339,000) gain on settlement of debt, $(695,000) changes in operating assets and sundry other non cash activities (primarily increases in our accounts receivable and inventory). We have to date funded some of our operations predominantly through loans from shareholders, officers and investors.

Net Cash provided by Financing Activities: Net cash provided by financing activities for the six months ended October 31, 2011 was approximately $1,761,000 primarily from common stock subscription of $1,350,000 and $411,000 from net proceeds from debt and notes payable and credit line.

Based on our current operating activities and plans, we believe our existing financings will enable us to meet our anticipated cash requirements for at least the next six months.

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

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2011, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2011, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be declared by us in reports that we file with or submit to the Securities and Exchange Commission (the “SEC”) is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

As previously reported on the Company’s Current Report on Form 8-K, filed with the SEC on June 25, 2009, on June 19, 2009, the Company sold to one accredited investor (the “Investor”) a $4,000,000 non-interest bearing debenture (the “Debenture”).  On April 28, 2011, the Investor delivered to the Company that certain Request for Repayment in Common Shares (also known as Conversion Notice #33) wherein the Investor sought to convert $38,640.00 of the outstanding balance of the Debenture into 28,000,000 shares of the Company’s Common Stock (the “Conversion #33 Shares”).  The Company failed to deliver the Conversion #33 Shares to the Investor, which failure constitutes a default.  In addition the Company failed to reserve 50,000,000 authorized, but unissued, shares of Common Stock for the benefit of Investor, which failure also constitutes a default. The Investor is entitled to various remedial rights, including the right to accelerate the Company’s obligation to pay the debenture, as well as certain penalties, fees and costs.  However, the Company and the Investor have agreed to enter into a forbearance whereby the Investor will forbear from exercising the Investor’s rights to pursue the remedies available to the Investor.  The Company and the Investor are currently working to memorialize the understanding in a formal agreement.

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

*Attached as Exhibit 101 to this report are the following financial statements for the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed "filed" or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRINKS AMERICAS HOLDINGS, LTD.

December 12, 2011	By:	/s/ J. Patrick Kenny
J. Patrick Kenny President and Chief Executive Officer and Chief Accounting Officer