Form 10-Q
period 2012-01-31
DRINKS AMERICAS HOLDINGS, LTD
filed 2012-03-15
CIK 873540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________

Commission File Number:  000-19086

 Drinks Americas Holdings, Ltd.
(Exact name of registrant as specified in its charter)

Delaware	87-0438825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

424 R Main Street
Ridgefield, CT	06877
(Address of principal executive offices)	(Zip Code)

(203) 762-7000
(Registrant’s telephone number, including area code)

372 Danbury Road, Suite 163, Wilton, Connecticut 06897
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

As of March 12, 2012, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 21,279,339.

DRINKS AMERICAS HOLDINGS, LTD. AND AFFILIATES

FORM 10-Q

FOR THE QUARTER ENDED JANUARY 31, 2012

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$230,709	$1,923
Accounts receivable, net of allowance for doubtful accounts of $126,781 and $170,657	473,862	68,925
Inventory	494,934	62,850
Other current assets	9,715	118,044
Total current assets	1,209,220	251,742

Property and equipment, net of accumulated depreciation	2,543	11,439

Other assets:
Investment in equity investees	102,345	102,345
Intangible assets, net of accumulated amortization	5,208,058	381,776
Deferred loan costs, net of accumulated amortization	168,388	267,575
Security deposit	6,225	-
Other assets	49,137	17,936
Total other assets	5,534,153	769,632

Total assets	$6,745,916	$1,032,813

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$2,110,236	$1,743,277
Accrued expenses	854,701	2,266,143
Operating line of credit, related party	219,891	-
Investor note payable	843,000	380,504
Notes and loans payable, net of long term portion	368,447	874,414
Derivative liability	-	31,186
Loans payable from related party	-	657
Total current liabilities	4,396,275	5,296,181

Long term debt:
Notes and loans payable, net of current portion	-	200,000

Total liabilities	4,396,275	5,496,181

Commitments and contingencies	-	-

Stockholders' equity (deficiency):
Preferred stock, $0.001 par value; 1,000,000 shares authorized:
Series A Convertible: $0.001 par value; 10,544 shares issued and outstanding as of January 31, 2012 and April 30, 2011	11	11
Series B: $10,000 par value; 13,837 issued and outstanding as of January 31, 2012 and April 30, 2011	138,370	138,370
Series C: $1.00 par value; Nil and 635,835 issued and outstanding as of January 31, 2012 and April 30, 2011, respectively	-	635,835
Common stock, $0.001 par value; 900,000,000 and 500,000,000 shares authorized as of January 31, 2012 and April 30, 2011, respectively; 21,279,339 and 1,377,464 shares issued and outstanding as of January 31, 2012 and April 30, 2011, respectively	21,279	1,377
Additional paid in capital	50,541,122	42,583,571
Accumulated deficit	(48,350,709)	(47,803,230)
Total Drinks Americas Holdings, Ltd stockholders' equity (deficiency)	2,350,073	(4,444,066)
Equity attributable to non-controlling interests	(432)	(19,302)
Total stockholders' equity (deficiency)	2,349,641	(4,463,368)

Total Liabilities and Stockholders' Equity (Deficiency)	$6,745,916	$1,032,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2012	2011	2012	2011
Sales, net	$1,117,000	$141,883	$2,535,669	$387,781

Cost of sales	884,659	133,797	1,985,653	345,750

Gross margin	232,341	8,086	550,016	42,031

Selling, general and administrative expenses	345,365	661,767	1,591,027	1,987,877
Loss on settlement of royalty agreement	-	-	250,000	-
Total operating expenses	345,365	661,767	1,841,027	1,987,877

Net loss from operations	(113,024)	(653,681)	(1,291,011)	(1,945,846)

Other income (expense):
Interest, net	11,332	(264,527)	(157,342)	(733,576)
Gain on change in fair value of derivative	-	-	1,671	-
Other expense	(3,488)		(8,884)	-
Gain on settlement of accounts payable	288,172	412,822	627,609	412,822
(Loss) gain on disposal of product line	-	-	280,478	-
Total other income (expense)	296,016	148,295	743,532	(320,754)

Net income (loss) before non controlling interests	182,992	(505,386)	(547,479)	(2,266,600)

Net loss attributable to non controlling interest	-	(26,438)	-	(14,077)

Net income (loss)	$182,992	$(531,824)	$(547,479)	$(2,280,677)

Net income (loss) per common share, basic	$0.04	$(2.22)	$(0.19)	$(15.98)

Net income (loss) per common share, fully diluted	$0.04	$(2.22)	$(0.19)	$(15.98)

Weighted average number of common shares outstanding, basic	5,175,777	239,523	2,954,563	142,736

Weighted average number of common shares outstanding , fully diluted	5,175,777	239,523	2,954,563	142,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine months ended January 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(547,479)	$(2,280,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	223,402	142,944
Bad debt expense	9,709
Stock compensation	190,778	163,926
Gain on settlement of accounts payable	(627,609)	(420,205)
Issuance of common stock and warrants for deferred costs	-	915,991
Investor return of collateral	-	450,000
Non-controlling interest	-	14,077
Non cash interest paid	54,541	-
Non cash interest income	(9,876)	-
Gain on sale of interest in product line	(280,478)	-
Gain on change in fair value of derivative liability	(1,671)	40,375
Changes in operating assets and liabilities:
Accounts receivable	(414,646)	(52,518)
Inventories	(432,084)	101,317
Other current assets	(3,692)	(73,176)
Other assets	-	60,837
Accounts payable	682,823	778,016
Accrued expenses	33,497	(46,734)
Deferred revenue	-	(63,730)
Net cash used in operating activities	(1,122,785)	(269,557)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of security deposit	(6,225)	-
Purchase of investments	-	(28,752)
Net cash used in investing activities	(6,225)	(28,752)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	219,891	-
Proceeds from the sale of common stock	1,440,000	-
Net repayments of related party loans	(657)	-
Proceeds from issuance of notes payable	227,475	294,130
Net repayments of notes payable	(528,913)	(128,953)
Net cash provided from financing activities	1,357,796	165,177

Net increase (decrease) in cash and cash equivalents	228,786	(133,132)
Cash and cash equivalents-beginning of the period	1,923	203,552

Cash and cash equivalents-end of period	$230,709	$70,420

Supplemental disclosure of non-cash investing and financing activities:
Interest paid	$8,005	$6,061
Taxes paid	$-	$-
Satisfaction of note and interest payable by issuance of common stock	$150,756	$-
Accrued interest in debt principal	$-	$5,075
Payment of accounts payable and accrued expenses with shares of common stock	$337,922	$1,624,666
Increase in deferred charges equal to decrease in note receivable, net	$-	$915,991
Issuance of note payable in exchange for return and cancellation of common stock	$-	$450,000
Common stock issued to acquire investment	$39,000	$-
Common stock issued to acquire trademark	$4,870,391	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS

Basis of Presentation

On March 9, 2005 the shareholders of Drinks Americas, Inc. ("Drinks") a company engaged in the business of importing and distributing unique, premium alcoholic and non-alcoholic beverages associated with icon entertainers, sports figures, celebrities and destinations, to beverage wholesalers throughout the United States, acquired control of Drinks Americas Holdings, Ltd. ("Holdings" or the "Company "). Holdings and Drinks was incorporated in the state of Delaware on February 14, 2005 and September 24, 2002, respectively. On March 9, 2005 Holdings merged with Gourmet Group, Inc. ("Gourmet"), a publicly traded Nevada corporation, which resulted in Gourmet shareholders acquiring 1 share of Holdings' common stock in exchange for 10 shares of Gourmet's common stock. Both Holdings and Gourmet were considered "shell" corporations, as Gourmet had no operating business on the date of the share exchange, or for the previous three years. Pursuant to the June 9, 2004 Agreement and Plan of Share Exchange among Gourmet, Drinks and the Drinks' shareholders, Holdings, with approximately 16,232 shares of outstanding common stock, issued approximately 180,656 of additional shares of its common stock on March 9, 2005 (the "Acquisition Date") to the common shareholders of Drinks and to the members of its affiliate, Maxmillian Mixers, LLC ("Mixers"), in exchange for all of the outstanding Drinks' common shares and Mixers' membership units, respectively. As a result Maxmillian Partners, LLC ("Partners") a holding company which owned 99% of Drinks' outstanding common stock and approximately 55% of Mixers' outstanding membership units, became Holdings' controlling shareholder with approximately 87% of Holdings' outstanding common stock. For financial accounting purposes this business combination has been treated as a reverse acquisition, or a recapitalization of Partners' subsidiaries (Drinks and Mixers).

Subsequent to the Acquisition Date, Partners, which was organized as a Delaware limited liability company on January 1, 2002 and incorporated Drinks in Delaware on September 24, 2002, transferred all its shares of holdings to its members as part of a plan of liquidation.

On January 15, 2009 Drinks acquired 90% of Olifant U.S.A Inc. (“Olifant”), a Connecticut corporation, which owns the trademark and brand names and holds the worldwide distribution rights (excluding Europe) to Olifant Vodka and Gin.  During the nine months ended January 31, 2012, the Company reduced its ownership to 48% of Olifant recognizing a gain on disposal of product line of $280,478. In conjunction with the ownership reduction to 48%, the Company eliminated the remaining outstanding debt obligation of $600,000

Our license agreement with respect to Kid Rock’s BadAss Beer and related trademarks currently requires payments to Drinks Americas based upon volume through the term of the agreement.

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

On November 1, 2011, the Company amended its agreement with Worldwide Beverage Imports. The company was granted worldwide distribution rights on both the spirits and beer products of WBI.  In connection with the agreement, the Company agreed to issue $1,500,000 in additional restricted shares of common stock (the “Additional Shares”) to Worldwide at a purchase price of $0.50 per share in exchange for Worldwide forgiving a $300,000 loan owed by the Company to Worldwide and Worldwide delivering $1,200,000 in Inventory to the Company, the sale proceeds of which are to be contributed to the capital of the Company.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012

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

During the nine months ended January 31, 2012, the Company issued an additional aggregate of 10,329,602 shares of its common stock to acquire the right to sell and distribute the products that Worldwide Beverages licensed to the company.   The trademarks were recorded at the fair value of the issued underlying common stock of $4,870,391.  In addition, the Company received $1.5 million in product at no cost to be sold with a wholesale markup of 40% for a revenue value of $2,100,000, as capital contribution for 49% of the Company and additional forward going inventory at substantially reduced pricing with ongoing and extended credit terms.  The inventory is credited as a payment towards WBI acquiring up to 49% ownership of the Company's common stock.  The fair value of the product received is recorded as inventory with the offset recorded as a common stock subscription.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the nine months ended January 31, 2012, are not necessarily indicative of the results that may be expected for the year ending April 30, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated April 30, 2011 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

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
JANUARY 31, 2012

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations at January 31, 2012 and April 30, 2011, the allowance for doubtful accounts was $126,781 and $170,657, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. The Company's policy is to record an impairment loss at each balance sheet date when it is determined that the carrying amount may not be recoverable. Recoverability of these assets is based on undiscounted future cash flows of the related asset. For the nine months ended January 31, 2012, the Company concluded that there was no impairment.

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

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012

During the year ended April 30, 2011 the Company management performed an evaluation of its recorded book value of its intangible assets for purposes of determining the implied fair value of the assets at April 30, 2011. The test indicated that the recorded remaining book value of certain intangible assets exceeded its fair value for the year ended April 30, 2011.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $1,422,440, net of tax, or $5.00 per share during the year ended April 30, 2011 to reduce the carrying value to $0. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

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

Earnings (Loss) Per Share

The Company computes earnings (loss) per share whereby basic earnings (loss) per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings (loss) per share is determined in the same manner as basic earnings (loss) per share except that the number of shares is increased to assume exercise of potentially dilutive and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the three and nine months ended January 31, 2012 and 2011, the diluted earnings per (loss) share amounts equal basic earnings (loss) per share because the Company had net losses orthe impact of the assumed exercise of contingently issuable shares would have been anti-dilutive.

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
JANUARY 31, 2012

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

Reclassification

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year. The Company reclassified capitalized financing costs as other assets in the Company's balance sheet previously recorded as an offset to related notes payable.  In addition, as described below, the equity accounts were adjusted to reflect a reverse stock split in December 2011.

Recent accounting pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

3. GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of January 31, 2012, the Company has a shareholders' equity of $2,350,073 applicable to controlling interest compared with $4,444,066 applicable to controlling interest for the year ended April 30, 2011, and has incurred significant operating losses and negative cash flows since inception. For the nine months ended January 31, 2012, the Company sustained a net loss of $547,479 compared to a net loss of $2,280,677 for the nine months ended January 31, 2011 and used cash of approximately $1,123,000 in operating activities for the nine months ended January 31, 2012 compared with approximately $270,000 for the nine months ended January 31, 2011. With our relationship with WBI, we believe our liquidity will improve.  In addition, the increased sales revenues have helped.  In the event, if we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

4. ACCOUNTS RECEIVABLE AND DUE FROM FACTORS

Accounts Receivable and Due from Factors as of January 31, 2012 and April 30, 2011 consist of the following:

	January 31, 2012	April 30, 2011
	(unaudited)
Accounts receivable	$600,643	$234,386
Accounts receivable-factor	-	5,196
Allowances	(126,781)	(170,657)
	$473,862	$68,925

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
5. INVENTORIES

Inventories as of January 31, 2012 and April 30, 2011 consist of the following:

	January 31, 2012	April 30, 2011
	(unaudited)
Raw Materials	$8,067	$33,960
Finished goods	486,867	28,890
	$494,934	$62,850

All raw materials used in the production of the Company's inventories are purchased by the Company and delivered to independent production contractors.

6. OTHER CURRENT ASSETS

Other Current Assets as of January 31, 2012 and April 30, 2011 consist of the following:

	January 31, 2012	April 30, 2011
	(unaudited)
Employee advances	$-	$81,258
Prepaid Other	9,715	36,786
	$9,715	$118,044

Prepaid other are comprised of prepaid marketing fees, employee travel advances and expenses.

7. PROPERTY AND EQUIPMENT

Property and equipment as of January 31, 2012 and April 30, 2011consist of the following:

	Useful Life	January 31, 2012	April 30, 2011
		(unaudited)
Computer equipment	5 years	$23,939	$23,939
Furniture & fixtures	5 years	10,654	10,654
Automobiles	5 years	70,975	70,975
Leasehold Improvements	5 years	66,259	66,259
Production molds & tools	5 years	122,449	122,449
		294,276	294,276
Accumulated depreciation		(291,733)	(282,837)
		$2,543	$11,439

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

Depreciation expense for the three and nine months ended January 31, 2012 was $1,252 and $8,896, respectively and $5,877 and $17,631 for the three and nine months ended January 31, 2011, respectively.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012

8. INTANGIBLE ASSETS

Intangible assets include the acquisition costs of trademarks, license rights and distribution rights for the Company’s alcoholic beverages.

As of January 31, 2012 and April 30, 2011, intangible assets are comprised of the following:

	January 31, 2012	April 30, 2011
	(unaudited)
Trademark and license rights of Rheingold beer	230,000	230,000
Worldwide Beverages agreement	4,870,391	-
Other trademark and distribution rights	475,000	475,000
	5,575,391	705,000
Accumulated amortization	(367,333)	(323,224)
	$5,208,058	$381,776

Amortization expense for the three and nine months ended January 31, 2012 $14,703 and $44,109, respectively and $41,771and $125,313 for the three and nine months ended January 31, 2011, respectively.

During the year ended April 30, 2011 the Company management performed an evaluation of its recorded book value of its intangible assets for purposes of determining the implied fair value of the assets at April 30, 2011. The test indicated that the recorded remaining book value of certain intangible assets exceeded its fair value for the year ended April 30, 2011.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge relating to those certain impaired intangible assets of $1,422,440, net of tax, or $5.00 per share during the year ended April 30, 2011 to reduce the carrying value to $0. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

During the nine months ended January 31, 2012, the Company issued an aggregate of 8,818,893 shares of its common stock to acquire trademark rights with Worldwide Beverages.  The fair value of $4,870,391 was determined based on the underlying fair value of the common stock issued.

Investment in equity investees represents the Company's investment in Old Whiskey Rivers and is recorded at fair value.  There were immaterial changes in valuation for the nine months ended January 31, 2012.

9. NOTE RECEIVABLE

On June 19, 2009, (the "Closing Date") we sold to one investor (the “Investor”) a $4,000,000 non-interest bearing debenture with a 25% ($1,000,000) original issue discount, that matures in 48 months from the Closing Date (the "Drink’s Debenture") for $3,000,000, consisting of $375,000 paid in cash at closing and eleven secured promissory notes, aggregating $2,625,000, bearing interest at the rate of 5% per annum, each maturing 50 months after the Closing Date (the “Investor Notes”).  The Investor Notes, the first ten of which are in the principal amount of $250,000 and the last of which is in the principal amount of $125,000, are mandatorily pre-payable, in sequence, at the rate of one note per month commencing on January 19, 2010, subject to certain contingencies.    As a practical matter, the interest rate on the Investor Notes serves to lessen the interest cost inherent in the original issue discount element of the Drinks Debenture. For the mandatory prepayment to occur no Event of Default or Triggering Event as defined under the Drinks Debenture shall have occurred and be continuing and the outstanding balance due under the Drinks Debenture must have been reduced to $3,500,000 on January 19, 2010 and be reduced at the rate of $333,334 per month thereafter. Due to the uncertainty of the mandatory prepayments by the Investor, the note receivable has been classified as a long term asset as of April 30, 2011.  See the forbearance agreement entered into in December 2011 below.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012

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

Also as part of this financing, the Investor acquired warrants to purchase 667 shares of our common stock at an exercise price of $87.50 per share (the “Investor Warrants”).  The Investor Warrants are exercisable for a five-year period. Management has determined that the aggregate value of the warrants was $142,500 based on the market price per share of the Company’s common stock on the date of the agreement.

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

In March 2010, the Company delivered to the Placement Agent, in aggregate 1,246 Placement Agent Warrants as follows: effective February 24, 2010, a warrant to purchase 113 shares of Company common stock at an exercise price of $59.78; effective February 11, 2010, a warrant to purchase 5,333 shares of Company common stock at an exercise price of $3.75; effective January 15, 2010, a warrant to purchase 267 shares of Company common stock at an exercise price of $23.45; effective December 30, 2009, a warrant to purchase 182 shares of Company common stock at an exercise price of $3.44; effective August 28, 2009, a warrant to purchase 52  shares of Company common stock at an exercise price of $16.25; effective June 19, 2009, a warrant to purchase 67 shares of Company common stock at an exercise price of $351.58 ; and, effective June 19, 2009, a warrant to purchase 33  shares f Company common stock at an exercise price of $1,640.63. The fair value, taken together, of the warrants determined using Black-Scholes valuation model was determined to be $101,864 at the dates of grant and is recorded as deferred financing costs a long-term asset on the balance sheet and additional paid in capital. The warrants are being amortized over 5 years. For the three and nine months ended January 31, 2012 and 2011, the Company amortized to expense $5,135 and $15,405, respectively.

Our CEO has guaranteed our obligations under the Drinks Debenture in an amount not to exceed the lesser of (i) $375,000 or (ii) the outstanding balance owed under the Drinks Debenture.  In addition, the Company, our CEO, COO, and three other members of our Board of Directors, either directly, or through entities they control, pledged an aggregate of 3,201 shares of our common stock (of which 800 was pledged by the Company) to secure our obligations under the Drinks Debenture (the “Pledged Shares”). As a direct result of the guarantees and shares of common stock provided by the above individuals, the Company agreed to issue shares of common stock totaling 1,201 with an estimated fair value totaling $675,279.  The estimated fair value of the stock commitment was accounted for as a deferred loan cost and a contribution to capital (due to shareholders), with deferred loan costs being amortized ratably over 48 months.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012

On December 13, 2011, the Company and the Investor entered into a Forbearance Agreement (the “Forbearance Agreement”) whereby the Investor agreed to forbear from enforcing the Investor’s remedial rights under the Loan Documents until January 1, 2013 (the “Forbearance Agreement”).  Pursuant to the Forbearance Agreement, the Debenture will remain in full force and effect and, as a result of certain defaults under the Loan Documents, the outstanding amount owed under the Debenture, including interest, fees, penalties and legal fees, was agreed to be no less than $2,000,000, with interest, fees and penalties continuing to accrue (the “Debenture Balance”).  Notwithstanding the Debenture Balance, the Company and the Investor agreed to a payoff balance of $1,126,360 (the “Forbearance Amount”), which Forbearance Amount shall accrue interest at a rate of 8% per annum, commencing on December 13, 2011.  So long as the Company complies with the terms of the Forbearance Agreement and no further defaults occur under the Loan Documents, the Company’s obligation will be entirely satisfied upon due payment of the Forbearance Amount in accordance with the following schedule of fixed cash payments:

▪	$285,360 upon execution of the Forbearance Agreement, which payment was made on December 13, 2011;
▪	$50,000 to be paid on or before March 1, 2012, which payment was made on February 27, 2012;
▪	$283,000 to be paid on or before June 1, 2012;
▪	$50,000 to be paid on or before September 1, 2012;
▪	$50,000 to be paid on or before November 1, 2012; and
▪	$408,000 plus all accrued and unpaid interest to be paid on or before January 1, 2013.

Furthermore, in the event the Company is able to pay the entire Forbearance Amount, less $100,000, on or before June 30, 2012, the remaining $100,000 will be discounted from the Forbearance Amount due.  On October 5, 2011 the Company paid the Investor $50,000 and shortly thereafter a final issuance of 77,280 shares of Common Stock which payment and issuance were credited to the Debenture Balance and the Forbearance Amount and were reflected in the amounts owed under the Debenture Balance and the Forbearance Amount.

In the event that the Company does not comply with all of its obligations or a default occurs under the Forbearance Agreement or the Loan Documents (a “Future Default”), the outstanding balance under the Debenture will be deemed to be the Debenture Balance with all accrued interest, fees and penalties, less any payments made in accordance with the payment schedule.  In the event of a Future Default, the Investor will have a right to convert all or part of the Debenture Balance for shares of Common Stock.  Accordingly, the Company agreed to reserve 400,000 shares of Common Stock for issuance to the lender upon such conversion.  In addition, the Company entered into an Escrow Agreement whereby the Company agreed to deliver 400,000 shares (the “Forbearance Conversion Shares”) to be held in escrow.  In the event of certain defaults under the Forbearance Agreement or the Debenture, the Investor will have the right to receive the Forbearance Conversion Shares, which right was memorialized in that certain letter containing Irrevocable Instructions to Transfer Agent, dated December 13, 2011.  Pursuant to the Forbearance Agreement, the Company also consented to a Judgment by Confession whereby the Company agreed to allow a court of proper jurisdiction to enter a Judgment against the Company in favor of the Investor.

10. LINE OF CREDIT, RELATED PARTY

As of January 31, 2012, the Company has outstanding $219,891 on a $400,000 line of credit, unsecured at 15% per annum, due upon demand.  The line of credit is provided by a current note holder and board member of the Company.  For the nine months ended January 31, 2012, the Company paid $12,019 as interest expense.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012

11. NOTES AND LOANS PAYABLE

Notes and Loans Payable as of January 31, 2012 and April 30, 2011 consisted of the following:

	January 31, 2012	April 30, 2011
	(unaudited)
Convertible note (a)	$-	$100,000
Olifant note (b)	-	620,260
Convertible promissory notes (c)	-	102,130
Other (d)	368,447	252,024
	368,447	1,074,414
Less current portion	368,447	874,414

Long-term portion	$-	$200,000

(a):
On November 9, 2009, the Company issued an unsecured $100,000 convertible note that matured on November 9, 2010. Interest accrues at a rate of 12.5% per annum and is payable quarterly. At the option of the note holder, interest can be paid in either cash or shares of Company common stock based on the convertible note’s $15.00 conversion price. As additional consideration, the Company granted the note holder 67 shares of the Company’s common stock and agreed to register the shares by January 8, 2010 or pay to the note holder as damages additional shares of the Company’s common stock equal to 2.0% of the common shares issuable upon conversion of the convertible note. The Company also granted the note holder piggyback registration rights.  On June 28, 2010, the Company issued the note holder 36 shares of common stock with a fair value of $973 as a penalty for failing to timely register the 67 common shares.

On November 9, 2009, the Company issued the 67 shares valued at $10,000, which the Company deemed a loan origination fee. At January 31, 2012 and 2011, $Nil has been recorded as a deferred charge on the balance sheets and $10,000 had been amortized to interest expense.

This note was retired for stock that had been issued previously for interest, therefore the Company recorded a gain on settlement of debt of $100,000 for the nine months ended January 31, 2012.

 (b):
On January 15, 2009, (the “Closing”), the Company acquired 90% of the capital stock of Olifant U.S.A, Inc. (“Olifant”), pursuant to a Stock Purchase Agreement (the “Agreement. The Company has agreed to pay the sellers $1,200,000 for its 90% interest: $300,000 in cash and common stock valued at $100,000 to be paid 90 days from the Closing date. The initial cash payment of $300,000 which was due 90 days from Closing, was reduced to $149,633, which was paid to the sellers in August 2009 together with Company common stock having an aggregate value of $100,000 based on the date of the Agreement.  The Company issued a promissory note for the $800,000 balance. The promissory note is payable in four annual installments, the first payment is due one year from Closing. Each $200,000 installment is payable $100,000 in cash and Company stock valued at $100,000 with the stock value based on the 30 trading days immediately prior to the installment date. The cash portion of the note accrues interest at a rate of 5% per annum. On January 15, 2010, the Company paid the first loan installment in the amount of $200,000 and $5,000 in interest. The Company issued 1,320 shares as payment for the stock portion of the installment, and at the election of the sellers, $63,000 in cash and 554 in common stock as payment of the cash and interest portion on the first installment.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012

During the nine months ended January 31, 2012, the Company agreed to return 42% of the capital stock of Olifant reducing ownership interest to 48%, in exchange for the cancellation of the outstanding debt obligation and related accrued interest.  As such, the Company recorded a gain on disposal of a product line of $280,478 and recorded an investment of $Nil for their remaining 48% interest.

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

Additionally, on November 17, 2010, the Company borrowed $55,000 from an investor under a convertible promissory note at an annual interest rate of 8%. During the nine months ended January 31, 2012, the Company issued an aggregate of 96,364 shares of common stock in settlement of $28,000 of the convertible promissory note.  As of January 31, 2012, the Company had paid off the unconverted portion of $27,000 and related accrued interest of $16,428.

The company filed litigation for a payment of $75,000 that was made for equity not delivered along with stock. The litigation is pending.

(d):

On December 13, 2010, in connection with the settlement of accrued but unpaid salary compensation due to our former Vice President of Sales, we issued a promissory note for $192,000. The note accrues interest at the annual rate of 6% and is due the earliest of thirty business days following the successful completion and receipt of a financing equal to or greater than one million dollars or January 1, 2012. At January 31, 2012, the Company accrued interest payable of $13,056.

On November 5, 2009, the Company borrowed $37,500 from an investor under an informal agreement for working capital purposes. The loan is payable on demand.  During the nine months ended January 31, 2012 the Company issued 70,000 in full settlement of the note and related accrued interest.

As of January 31, 2012, the Company has borrowed an aggregate of $250,000 net of 158,553 of repayments, from an investor under an informal agreement for working capital purposes.  The loan is payable on demand and is classified under notes and loans payable as a current liability of $91,447 as of January 31, 2012 and $250,000 as of April 30, 2011.  Interest is paid on a monthly basis.

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
JANUARY 31, 2012

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

As of January 31, 2011, the Company had paid the remaining equity-linked financial instruments with embedded conversion features indexed to the Company's own stock.  Therefore the derivative liability was reduced to Nil.

13. ACCRUED EXPENSES

Accrued expenses consist of the following at January 31, 2012 and April 30, 2011:

	January 31, 2012	April 30, 2011
	(unaudited)
Payroll, board compensation and consulting fees owed to officers, directors and shareholders	$797,277	$1,272,479
Other payroll and consulting fees	30,884	201,054
Interest	26,540	730,110
Other	-	62,500
	$854,701	$2,266,143

14. STOCKHOLDERS' DEFICIENCY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock

During the nine months ended January 31, 2012, the Company issued an aggregate of 137,662 shares of Series C Preferred stock in settlement of $403,251 of accrued and unpaid compensation.

On January 18, 2012, the Company issued an aggregate of 7,306,859 shares of common stock in exchange for 773,497 shares of Series C Preferred stock.

Common stock

On September 14, 2011, the Company amended its Certificate of Incorporation with the state of Delaware to increase the number of authorized shares of common stock from 500,000,000 to 900,000,000 shares with par value $.001 per share. As of January 31, 2012 and April 30, 2011, the Company had 21,279,339 and 1,377,464 shares of common stock issued and outstanding, respectively.

On December 27, 2011, the Company affected a one-for-two hundred and fifty (1 to 250) reverse stock split of its issued and outstanding shares of common stock, $0.001 par value. All references in the consolidated financial statements and the notes to consolidated financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split. The Company has restated from 344,366,062 to 1,377,464 shares of common stock issued and outstanding as of April 30, 2011 to reflect the reverse split.

During the nine months ended January 31, 2012, the Company issued an aggregate of 243,644 shares of its common stock in settlement of notes payable and accrued interest of $150,756 or approximately $0.62 per share.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012

During the nine months ended January 31, 2012, the Company issued an aggregate of 233,333 shares of its common stock in settlement of accrued liabilities of $210,002.

During the nine months ended January 31, 2012, the Company issued an aggregate of 8,818,893 shares of its common stock to acquire trademark and distribution rights valued at $4,870,391.

During the nine months ended January 31, 2012, the Company issued an aggregate of 164,000 shares of its common stock for services rendered valued at $127,920.

During the nine months ended January 31, 2012, the Company issued an aggregate of 48,000 shares of its common stock in settlement of accrued interest valued at $37,440.

During the nine months ended January 31, 2012, the Company issued 50,000 shares of its common stock to acquire an investment valued at $39,000.

15. WARRANTS AND OPTIONS

Warrants

The following table summarizes the warrants outstanding and related prices for the shares of the Company’s common stock issued as of January 31, 2012:

		Warrants Outstanding Weighted Average			Warrants Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$23.44	213	2.96	$23.44	213	$23.44
51.56	182	2.92	51.56	182	51.56
59.78	647	2.89	59.78	647	59.78
84.38	1,120	2.88	84.38	1,120	84.38
93.75	1,254	2.82	93.75	1,254	93.75
234.38	53	2.58	234.38	53	234.38
243.75	51	2.58	243.75	51	243.75
351.56	67	5.37	351.56	67	351.56
562.50	2,624	8.25	562.50	2,624	562.50
1,312.50	667	2.39	1,312.50	667	1,312.50
1,640.00	33	2.39	1,640.00	33	1,640.00
1,875.00	620	1.40	1,875.00	620	1,875.00
4,815.00	213	5.37	4,815.00	213	4,815.00
Total	7,744	4.32		7,744

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2010	8,629	$802.50
Issued	-	-
Exercised	-	-
Canceled or expired	(404)	(117.50)
Outstanding at April 30, 2011	8,225	812.50
Issued	-	-
Expired	(81)	(697.50)
Canceled	-	-
Outstanding at January 31, 2012 (unaudited)	7,744	$812.50

Options

The following table summarizes the options outstanding and related prices for the shares of the Company’s common stock issued as of January 31, 2012:

		Options Outstanding Weighted Average			Warrants Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$600.00	620	2.12	$600.00	457	$600.00
660.00	667	2.12	660.00	333	660.00
1,312.50	133	2.12	1,312.50	133	1,312.50
Total	1,420	2.12		923

Transactions involving the Company’s options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2010	1,420	$695.00
Issued	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2011	1,420	695.00
Issued	-	-
Expired	-
Canceled	-	-
Outstanding at January 31, 2012 (unaudited)	1,420	$695.00

The Company did not issue options during the nine months ended January 31, 2012.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012
16.  RELATED PARTY TRANSACTIONS

Loan Payable

The Company is obligated to issue shares of its common stock to several of its shareholders in connection with its June 2009 debt financing (see Note 11).

From July 2007 through January 31, 2012, the Company has borrowed and our CEO has loaned various amounts up to $813,035 to the Company for working capital purposes at an annual interest rate of 12%. As of January 31, 2012 and April 30, 2011, amounts owed to our CEO on these loans including accrued and unpaid interest aggregated $Nil and $657, respectively. For the year ended April 30, 2011, interest incurred on these loans aggregated $7,884.

As described in Note 10 above, a note holder and board member provides a $400,000 line of credit, of which $219,891 is being utilized. For the nine months ended January 31, 2012, the Company has paid $12,019 of interest on the credit line.

Please refer to the Company's filed 10-K for the year ended April 30, 2011 for additional related party transactions.

17. CUSTOMER CONCENTRATION

For the three and nine months ended January 31, 2012, five of our largest customers accounted for 55% and 50%, of the Company's sales, respectively, and five and three customers accounted for 65% and 94%, respectively of the Company's accounts receivable as of January 31, 2012 and April 30, 2011, respectively. The company’s national spirits sales are generally done through the top five spirits and wine distributing companies in the nation, Glazers, Southern Wine and Spirits, Republic National Distributing Company, Johnson Brothers Distributing Company and Youngs Market. The company’s beer business is done primarily through a network of Anhueser Busch and Miller and Coors Brewing company distributors in 15 states.

18. COMMITMENTS AND CONTINGENCIES

Operating lease

On December 21, 2011, the Company entered into a five-year lease for office space in Ridgefield, CT.  The monthly base lease payments are $2,565 for year one and two, $2,782, $2,853 and $2,967 for years three, four and five, respectively.

Stock Purchase Agreement

On June 27, 2011, the Company executed a Stock Purchase Agreement (the “Purchase Agreement”) with Worldwide Beverage Imports, LLC, a Nevada limited liability company (“Worldwide”). Pursuant to the Purchase Agreement, the Company issued an aggregate of 400,000 shares of its restricted common stock of the Company (the “Initial Issuance”), of which 300,000 shares were issued to Worldwide, and 100,000 shares were issued to each of two consultants of Worldwide.  In consideration for the Initial Issuance, Worldwide will proceed to license distribution rights (the “Rights”) of up to 39 SKUs of products owned or licensed by Worldwide, and to supply all the inventory on favorable terms for the products related to the Rights (the “Inventory”) to the Company.

In addition to the Initial Issuance, provided that the Company has an adequate number of authorized shares of its common Stock, the Company agreed to sell additional shares (the “Additional Shares”) to Worldwide such that the sum of the Initial Issuance and the Additional Shares shall be no greater than 49% of the total number of shares of the issued and outstanding common stock of the Company for a purchase price of $200,000 or $0.50 per share. The Additional Shares shall be paid from residual cash from the sales made by the Company associated with the Rights after expenses in no more than five tranches in accordance with the terms of the Purchase Agreement.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012

On November 1, 2011, the Company amended the Purchase Agreement with Worldwide (the “Amendment Agreement”). The company was granted worldwide distribution rights on both the spirits and beer products of WBI.  In connection with the amended agreement, the Company and Worldwide agreed to amend the terms of the Additional Shares issuances such that the Company shall issue $1,500,000 in additional restricted shares of common stock to Worldwide at a purchase price of $0.50 per share in exchange for Worldwide forgiving a $300,000 loan owed by the Company to Worldwide and Worldwide delivering $1,200,00 in Inventory to the Company, the sale proceeds of which are to be contributed to the capital of the Company.

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

As of January 31, 2012, the Company has completed the requirements of the stock purchase agreement, as amended, as outlined above.

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
JANUARY 31, 2012

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

As of January 31, 2012, the Company does not have items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements. Convertible notes were determined at market based on their short term historical conversions.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of January 31, 2012:

Derivative Liability
Balance, April 30, 2011	$31,186
Total (gains) losses
Initial fair value of debt derivative at note issuance	-
Mark-to-market at January 31, 2012:
Embedded debt derivative	(1,671)
Transfers out of Level 3 upon conversion and settlement of notes	(29,515)

Balance, January 31, 2012	$-

Net Gain for the period included in earnings relating to the liabilities	$1,671

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2012

During the nine months ended January 31, 2012, the Company paid off the remaining convertible notes with embedded derivatives that required the bifurcation and marking to fair value the derivative conversion option.

20. SUBSEQUENT EVENTS

Subsequent events have been evaluated through March 14, 2012, a date that the financial statements were issued.

On February 28, 2012, the Company reached a settlement with Socius CG II Ltd, a creditor of the Company, for an aggregate of $137,111 and the surrender of 13.837 shares of the Company's Series B Preferred Stock and warrants to purchase 35,605 shares of the Company's common stock by Socius CG II Ltd.

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

Introduction

The following discussion and analysis summarizes the significant factors affecting: (1) our consolidated results of operations for the three and nine months ended January 31, 2012, compared to the three and nine months ended January 31, 2011, and (2) our liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes included  in our Annual Report Form 10-K, filed on August 12, 2011.

Results of Operations

Three Months Ended January 31, 2012 Compared to Three Months Ended January 31, 2011

Net Sales: Net sales were approximately $1,117,000 for the three months ended January 31, 2012 compared to net sales of approximately $142,000 for the same period last year, an increase of 687% as a result of the Company’s sales of products from the Drinks WBI transaction and the companies access to production credit that arises from the deal whereby the company is no longer impeded from production limited by access to capital. The company’s KAH Tequila is the primary driver of revenue growth for the company.

Gross Margin:  Gross margin was $232,341, or 20.8% of net sales for the three months ended January 31, 2012 compared to gross margin of $8,086, or 5.7% of net sales for the three months ended January 31, 2011.

Selling, General and Administrative Expenses: Selling, general and administrative expenses totaled approximately $345,0000 for the three months ended January 31, 2012, compared to $662,000 for the three months ended January 31, 2011, a decrease of approximately $317,000, or 47.9%, attributable to reduced overhead and personnel costs.

Interest expense:  Interest income (expense) for the three months ended January 31, 2012 was approximately $11,000 compared to $(265,000) for the same period last year, a net decrease of $276,000 or 104%.  This decrease is predominantly due to our access to production through our WBI transaction and a reduction in the cost of financing our outstanding liabilities as compared to prior year.

Gain on settlement of debt:  During the three months ended January 31, 2012, we negotiated and settled outstanding debt, primarily trade vendors and two note holders.  As such, we recognized a gain on settlement of debt of approximately $288,000 for the three months ended January 31, 2012 compared to a gain of approximately $413,000 the same period last year.

Nine Months Ended January 31, 2012 Compared to Nine Months Ended January 31, 2010

Net Sales: Net sales were approximately $2,536,000 for the nine months ended January 31, 2012 compared to net sales of approximately $388,000 for the same period last year, an increase of 554% as a result of the elimination of our shortfall of working capital, access to production credit and product additions arising from our transaction with WBI and the sales rate of the products added to the Drinks portfolio from that transaction.

Gross Margin:  Gross margin was $550,016, or 21.7% of net sales for the nine months ended January 31, 2012 compared to gross margin of $42,031, or 10.8% of net sales for the nine months ended January 31, 2011. This increase in gross margin is attributable to a higher premium product mix in the current period as compared to same period last year.

Selling, General and Administrative Expenses: Selling, general and administrative expenses totaled approximately $1,591,000 for the nine months ended January 31, 2012, compared to $1,988,000 for the nine months ended January 31, 2011, a decrease of approximately $397,000, or 20.0%, attributable to our cost containment while we increase in business and growth activity.  Increased sales commissions on growing KAH Tequila and other product sales offset additional reductions or SGA.

Loss on settlement of royalty agreement: During the nine months ended January 31, 2012, we made certain one time only royalty and royalty termination payments of $250,000.

Interest expense:  Interest expense for the nine months ended January 31, 2012 was approximately $157,000 compared to $734,000 for the same period last year, a net decrease of $577,000 or 79%.  This decrease is predominantly due to a reduction in the cost of financing our outstanding liabilities as compared to prior year.

Gain on change in fair value of derivative:  During the nine months ended January 31, 2012, we settled promissory notes eliminating the derivative liability and accordingly recorded a gain on change in fair value of $1,671 as compared to Nil the same period last year. As discussed in our financial statements, we were required to bifurcate the conversion option embedded in certain convertible promissory notes and record at fair value each reporting period as a liability.

Gain on settlement of debt:  During the nine months ended January 31, 2012, we negotiated and settled outstanding debt, primarily trade vendors and note holders, for a lower than previously recorded obligation.  As such, we recognized a gain on settlement of debt of approximately $628,000 for the nine months ended January 31, 2012 compared to approximately $413,000 the same period last year.

Gain on disposal of product line:  During the nine months ended January 31, 2012, we exchanged 42% of our interest in Olifant U.S.A, Inc. for the cancellation of our remaining outstanding debt obligation of $600,000 and related accrued interest.  With the exchange, we reduced our ownership to 48% and realized a gain on sale of the product line of approximately $280,000 compared to Nil for the nine months ended January 31, 2011.

Other income (expense): For the nine months ended January 31, 2012, other income (expense) of $(8,884) is predominately comprised financing costs associated with certain issued notes payable compared to Nil for the nine months ended January 31, 2011.

Financial Liquidity and Capital Resources

Our accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of January 31, 2012, the Company has shareholders' equity of approximately $2,350,000 applicable to controlling interests compared with $4,444,000 deficit applicable to controlling interests at April 30, 2011, and working capital deficiency of approximately $3,187,000 as of January 31, 2012 and has incurred significant operating losses and negative cash flows since inception. For the nine months ended January 31, 2012, the Company sustained an operating loss of approximately $547,000 compared to an operating loss of $2,281,000 for the nine months ended January 31, 2011 and used cash of approximately $1,123,000 in operating activities for the nine months ended January 31, 2012 compared with approximately $270,000 for the nine months ended January 31, 2011. We have converted certain liabilities into equity.   The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

We will need to continue to manage carefully our working capital and our business decisions will continue to be influenced by our working capital requirements.

 Net Cash Used in Operating Activities: Net cash used in operating activities for the nine months ended January 31, 2012 was approximately $547,000, primarily from our loss of approximately $861,000 net with non cash activities of approximately $223,000 depreciation and amortization, $245,000 stock based compensation, $(280,000) gain on sale of product line, $(628,000) gain on settlement of debt, $(134,000) changes in operating assets and sundry other non cash activities (primarily increases in our accounts receivable and inventory). We have to date funded some of our operations predominantly through loans from shareholders, officers and investors.

Net Cash provided by Investing Activities: Net cash used in investing activities for the nine months ended January 31, 2012 was approximately $6,000 from the payment of a security deposit on an operating lease.

Net Cash provided by Financing Activities: Net cash provided by financing activities for the nine months ended January 31, 2012 was approximately $1,358,000 primarily from sale of common stock of $1,440,000 and $447,000 from net proceeds from debt and notes payable and credit line, net with repayments of $529,000.

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

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2012, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2012, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be declared by us in reports that we file with or submit to the Securities and Exchange Commission (the “SEC”) is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15 under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings.

As previously reported, on June 18, 2010, Socius CG II, Ltd., (“Socius”), a creditor of the Company due to its purchase of various claims from other various creditors of the Company (“Creditor Claims”), filed a Complaint against the Company in the Supreme Court of the State of New York (the “Court”) for breach of contract to recover on the Creditor Claims (the “Socius Action”). On July 29, 2010, the Company entered into a settlement agreement with Socius pursuant to which the Company issued approximately 10,350 shares of the Company’s common stock (the “Settlement Shares”) in exchange for satisfaction of the Creditor Claims totaling $334,006 (the “Settlement”).  In November 2011, Socius moved the Court for a Preliminary Injunction and Contempt Order (the “Socius Motion”) alleging that the Company had failed to comply the terms of the Settlement when, in sum, the Company had issued an insufficient number of Settlement Shares.  Through Company and non-party affidavits and Memorandum of Law, the Company vigorously opposed the facts and legal arguments set forth in the Socius Motion (collectively, the “Opposition”).  On February 28, 2012, the parties entered into a Stipulation of Settlement, which the Court “so Ordered” (the “Stipulation”).  Pursuant to the Stipulation, the Company paid Socius $27,635.87 and agreed to satisfy all unpaid Creditor Claims in the aggregate amount of $109,474.77.  Additionally, pursuant to the Stipulation, Socius surrendered for cancellation 13.837 shares of the Company’s Series B Preferred Stock, representing all issued and outstanding Series B Preferred Stock of the Company, and warrants to purchase 35,605 shares of the Company’s common stock, representing all warrants issued to Socius’ affiliate pursuant to that certain Preferred Stock Purchase Agreement, dated August 17, 2009.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended April 30, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended January 31, 2012, the Company issued an aggregate of 180,000 shares of its common stock for a purchase price of $0.50 per share.

During the nine months ended January 31, 2012, the Company issued an aggregate of 118,000 shares of its common stock in repayment of a $35,000 loan and in settlement of accrued interest valued at $37,440.

During the nine months ended January 31, 2012, the Company issued 50,000 shares of its common stock to acquire an investment valued at $39,000.

In connection with the share issuances reported in this Item, the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”) and/or Section 4(2) of the Securities Act.  No advertising or general solicitation was employed in offering any securities.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

None.

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

*Attached as Exhibit 101 to this report are the following financial statements for the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed "filed" or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRINKS AMERICAS HOLDINGS, LTD.

March 14, 2012	By:	/s/ J. Patrick Kenny
J. Patrick Kenny President and Chief Executive Officer and Chief Accounting Officer