Form 10-K
period 2012-04-30
DRINKS AMERICAS HOLDINGS, LTD
filed 2012-08-14
CIK 873540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-19086

Drinks Americas Holdings, Ltd.
(Exact name of small business issuer as specified in its charter)

Delaware	87-0438825
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4101 Whiteside Street
Los Angeles, CA 90063
 (Address of principal executive offices)

(323) 266-8765
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the quarter ended October 31, 2011 was approximately $1,032,214.  The registrant had 2,184,442 shares of common stock outstanding at October 31, 2011.

As of August 10, 2012, there were 21,279,339 shares of Common Stock, par value $0.001 per share, outstanding.

DRINKS AMERICAS HOLDINGS, LTD.

FORM 10-K

Explanatory Note

Unless otherwise indicated or the context otherwise requires, all references below in this annual report on Form 10-K (“Report”) to the “Company”, “Drinks”, “us”, “our” and “we” refer to (i) Drinks Americas Holdings, Ltd. (ii) our 100% owned Delaware subsidiary, Drinks Americas, Inc., (iii) our 100% owned Delaware limited liability company, Maxmillian Mixers, LLC, (iv) our 100% owned New York limited liability company, Drinks Global Imports, LLC,  (v) our 100% owned New York Limited Liability Company, DT Drinks, LLC, (vi) our 48% owned Connecticut subsidiary, Olifant U.S.A, Inc. (which we acquired on January 15, 2009), (vii) our 100% owned Delaware subsidiary, Drinks Americas Beers, Inc., and (viii) our 100% owned Delaware subsidiary, Drinks Americas Waters, LLC.

Drinks Americas Holdings, Ltd. Organizational Chart

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

On October 15 2010, the Company affected a 1 for 15 reverse split of issued and outstanding shares of common stock of the Company without changing par value of the stock.  On December 27, 2011, the Company affected a 1 for 250 reverse split of its issued and outstanding shares of common stock of the Company without changing par value of the stock.  All information contained in this Annual Report on Form 10-K reflect post-split share adjustments for both reverse stock splits.

BUSINESS OVERVIEW

Based in Los Angeles, California, we were founded in 2002 by an experienced team of beverage, entertainment, retail and consumer product industry professionals, led by J. Patrick Kenny, a former executive at Joseph E. Seagram & Sons. We specialize in the marketing and distribution of premium alcoholic and nonalcoholic beverages with an emphasis on utilizing and leveraging associations with iconic brand names, brands with historic origins or entertainers and celebrities.

We develop, produce market and/or distribute alcoholic and non-alcoholic beverages for sale primarily in the continental United States. For the majority of our products we own the trademarks, have developed the formula for a product that we distribute, or we have the exclusive licensed right to distribute and market product in the United States. In other cases we only have the right to distribute the products and have been granted exclusive licenses of the trademark to allow us to do so.

We own certain of our products jointly with brand owners, celebrities, or their affiliates. We refer to all of the products we distribute as “our products”. In June of 2011 we acquired the rights to distribute and market existing brands and products through a licensing agreement with Worldwide Beverage Imports, LLC, a Nevada limited liability company (“WBI”).

Prior to our licensing agreement with WBI, the expansion of our business had been negatively affected by insufficient working capital. As a result, we regularly had to make judgments as to inventory levels in general and whether to maintain inventory for any particular product based on available working capital, rather than maintaining the optimum levels required to grow our business. In June 2011, our acquisition of the licensing rights to WBI brands and products put in place favorable invoicing terms that provided the Company accelerated access to production.

Our strategy is to take advantage of the world-wide growth of premium spirits and alcoholic beverages, established but underdeveloped brands, celebrity brands and the strategic relationships our management team has developed throughout their careers. We distribute our products through established spirits, beer and wine, distributors, virtually all of which are well known to our management team from prior business dealings with them in the beverage industry. We have expanded the number of distributors with whom we do business, allowing us to increase our distribution throughout the entire United States and to expand internationally.  Our management's relationships with manufacturers, distillers, development/research companies, bottling concerns and certain customers provide the foundation through which we expect to grow our business in the future. The spirits and beer products to which Drinks acquired the licensed rights from WBI will be sold directly from Drinks to its network of distributors.

On June 27, 2011, the Company executed a Stock Purchase Agreement (the “Purchase Agreement”) with Worldwide Beverage Imports, LLC, an entity solely owned and operated by Richard F. Cabo, a director on our Board of Directors. Pursuant to the Purchase Agreement, as amended on November 1, 2011, the Company acquired worldwide licensing and distribution rights on both the spirits and beer products owned or licensed by WBI, including but not limited to products such as KAH Tequila, Ed Hardy Tequila, Agave 99, Mexicali Beer, Chili Beer, Rio Bravo Beer, Red Pig Ale, Rio Bravo Beer, Chili Devil Beer and Crazy Pig Ale, as well as the opportunity to market private label beer to key accounts (collectively, the “Rights”).  Pursuant to the Purchase Agreement, as amended, WBI forgave a $300,000 loan to the Company (the “Forgiven Loan”) and delivered to the Company $1,200,000 of inventory related to the Rights (the “Inventory”).  In accordance with the Purchase Agreement and in consideration for the Rights, the Forgiven Loan and the Inventory, the Company issued an aggregate of 11,273,439 shares to WBI and its designees.

We believe that the production resources of our partner WBI will allow us to rapidly expand our brands and accelerate our revenue.  WBI will provide a stream of products that can be incremental to Drinks portfolio.

Furthermore, we believe that our organizational approach will also minimize the need to invest heavily in fixed assets or factories. Our strategic relationship with WBI will allow us to operate with modest overhead and substantially reduce our need for capital on an ongoing basis.

Our major alcoholic beverages, including the brands we licensed from WBI include:

•
KAH Tequila which is sold in an iconic skull-shaped bottle decorated as the famous God of the Dead which comes in Silver, Reposado, Anejo and Extra Aged Anejo. The award winning tequila, which has won a range of platinum and gold industry-awards, comes in both 750 and 50ml bottles;

•	Old Whiskey River Bourbon (R), an award winning small batch 6 year old bourbon (sometimes referred to as "Old Whiskey River ");
•
Damiana, a Mexican liqueur, which the Company sells through Mexcor, is made from the Damiana root and at times given in Mexican culture as a wedding gift because of its perceived aphrodisiac characteristics;

•
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

•	Agave 99 an award winning high proof Tequila;
•	Mexicali Beer which comes in Lager, Light and Mexicali Dark crafted in 12 ounce bottles and soon to be available in kegs, the historic Mexican brand has been a feature in Mexico since 1928;
•	Chili Devil Beer, which features a serano chili pepper in every bottle; and
•	Crazy PigAle and Red Pig Ale are the only craft ales manufactured in Mexico. These dark craft beers are available in 11.2 ounce six packs.

Our Company is a Delaware corporation, our principal place of business is located at 4101 Whiteside Street, Los Angeles, CA 90063 and our telephone number is (323) 266-8765.

STRATEGY

Our long-term business strategy is to expand the sales and distribution of our alcoholic and non-alcoholic beverage portfolio and to continue to add branded beverage products with existing revenue and profits from the largest and most profitable beverage categories such as tequila or imported and specialty beer.  Entry into a strategic relationship with WBI and our opportunity to market our existing and new brands position the Company to compete in these categories.

Key elements of our business strategy include: using our partnership with WBI and our newly licensed brands, KAH, Agave 99, Mexicali Beer, Rio Bravo Beer, Chili Devil Beer , Red Pig and Crazy Pig Ale, along with our distribution relationships to accelerate our revenue, support our margins, and leverage existing  consumer awareness and demand for our brands.

Several of the brands have the strategic advantage of being historically iconic.  For example, Rheingold Beer, established in 1883, has a long history and brand identification with New York and Mexicali Beer has been sold since 1928 in Mexico.  In addition, our brands have an association with iconic histories or with iconic entertainers that provide us with efficient promotion and marketing opportunities.  KAH, a historic Mayan god, has a history and recognition dating back centuries.  Our bourbon brand, Old Whiskey River, is promoted with Willie Nelson.

We believe that the consumer awareness of these historical brands and iconic associations give us a marketing advantage that allows for more efficient brand marketing. We believe the public relations impact  and resulting media opportunities due to these brand histories and associations cuts across electronic, social and print media formats and delivers an exponential impact in building brand awareness and consumer excitement.

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

ALCOHOLIC BEVERAGE DISTRIBUTION

The Company sells its brands and products through its national network of Spirits, Wine and Beer distributors. The Company also sells on consignment to up to 18 control states, whereby the Company provides inventory to state regulated stores and is paid upon the sale of product.

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

The overall beer category’s growth slowed in 2009 through 2010 most likely due to the faltering economy which may have bolstered the lower-price beer segments.  Overall the U. S. beer industry has experienced decreased consumer consumption in 2009. According to the industry-funded Beer Institute, beer shipment volumes fell 2.1% during the first 11 months of 2009, and according to market research firm IBIS World, beer producers revenues declined 2.7% in 2009. Despite the above, one segment of the beer industry that has resisted the recession is craft breweries, increasingly popular for flavorful beers made in smaller batches. According to data from the Nielsen Co., craft breweries sales rose 12.4% in 2009. As customers look for more flavor, diversity and choice, the Company believes its Rheingold Beer product launch fits comfortably into this industry segment. Both the discount and economy class and Mexican Import segment of the beer category continue to exhibit growth through calendar year 2011 and year-to-date 2012.

The International Wine & Spirit Research Forecast Report

According to the International Wine & Spirit Research (“IWSR”) Forecast Report 2010-2015, the spirits industry is on the path to recovery following the credit crunch, which affected many markets starting in 2009.  Several countries and categories returned to stability or growth but the time and speed of recovery will vary considerably depending on local circumstances.

The global spirits market is projected to continue to grow, albeit at a more moderate rate than in the five years leading up to 2009 – a CAGR of 1.4% is predicted between 2009 and 2015, down from 2.4% between 2004 and 2009.

The US is predicted to be the third fastest-growing market worldwide until 2015; the vodka market alone is likely to gain over 12 million cases.  Most spirits categories are projected to see more moderate growth until 2015 than they have in the last five years. This is largely due to the cautious spending behavior adopted by consumers after the economic recession. Rum and whiskey is anticipated to gain share of the overall spirits market, while vodka’s share is expected to decline.  Whiskey is projected to see the highest increase in percentage terms and is estimated to gain 100 million cases over the next five years. The booming market in India is leading the growth with Indian molasses-based whisky. Furthermore, Scotch consumption is expected to grow at a rate of 1.2% until 2015, compared to a 2004-2009 CAGR of 1%.  As consumers are switching to Scotch from other categories such as aniseed, beer and even wine, and larger bottle sizes are growing in popularity.  France is forecast to show the strongest volume growth in Scotch over the next five years.

Due to its growing popularity among young people and its fashionable image in many key markets, rum is projected to continue to increase at a similar CAGR as that of the previous five-year period. After a difficult year in 2009, more premium products are expected to return to growth in the long term.

The global vodka market is expected to grow at a CAGR of 0.7%, returning to gradual growth after falling marginally between 2004 and 2009 (-0.1%).  It is expected that by 2015, more than every third bottle (35.1%) of spirits sold in the US will be vodka.  In spirits generally, the super-premium and above-price segments are likely to see the highest increases in percentage terms, as consumers will be more confident and able to trade up once again. The recovery of the on-premise markets should also help the growth of this segment.

Industry Consolidation

There has been substantial consolidation in the Spirits industry. The biggest mover in the consolidation game has been Pernod Ricard, which was in the top 10 in 1995 but with a low profile. Much of Pernod’s 24-million-case business (compared to 97 million cases today) was in France, where its Ricard and Pastis 51 brands dominated. Back then, the world’s top two spirits companies were IDV (GrandMet) and United Distillers (Guinness), followed by Seagram and Allied Domecq, which was born in 1994 after the merger between Allied Lyons and Pedro Domecq.

Guinness and GrandMet merged in 1997 to form Diageo, creating a spirits portfolio of unparalleled power, led by Smirnoff, Johnnie Walker, and Baileys. While the Diageo deal reshaped the global spirits landscape, it foreshadowed three mega-deals that would transform the business even further. Pernod Ricard was involved in all of them. In 2001, Diageo and Pernod Ricard acquired Seagram’s spirits and wine business, several months after Seagram announced it would exit the business to focus on entertainment. The Seagram deal fortified Diageo’s already-formidable lineup, adding powerhouses like Captain Morgan and Crown Royal. But it remade Pernod Ricard, energizing its portfolio with big-name brands like Chivas Regal and Martell. Four years later Allied Domecq went on the block, and Pernod was there again, collaborating with Fortune Brands, whose Jim Beam Brands unit was aiming to diversify. That deal added Ballantine’s, Beefeater, Malibu and Kahlúa to the Pernod portfolio, while Beam got Sauza, Courvoisier, Canadian Club and Maker’s Mark, among others. In 2008, one of the industry’s crown jewels—Absolut vodka—was put on the block. Seeing Absolut as the missing piece in the portfolio, Pernod again paid up—this time without a partner, acquiring V&S for approximately $9 billion.

As a result of such significant consolidation within the spirits industry, in recent years, there has been five major companies dominating the global spirits market:

2010 - Top Five Distilled Spirit Marketers Worldwide1 (millions of nine-liter cases)
Rank	2010 Pro Forma	2010 Volume	1995 Volume	1995 Rank
1	Diageo2,3	115.9	109.0	1
2	United Spirits	110.7	15.1	9
3	Pernod Ricard	97.0	24.4	7
4	Bacardi	36.4	27.4	5
5	Beam	33.5	24.7	6

Total Top Five		393.5	200.6

1Excludes RTDs, low-proof cocktails and spirit mixers
22010 adjusted to include Mey Icki, acquired this year.
3IDV (GrandMet) and United Distillers (Guinness) merged to form Diageo in 1998.
Prior to that merger, IDV was ranked #1 at 61 million cases, while United Distillers was #2 at 48 million cases.

Source: IMPACT DATABANK

Tequila Industry - The ImpactDataBank Figures

Drinks’ business is focused in the growing premium Tequila category.  According to Impact Databank, the global Tequila category slowed to 1.5% growth in 2011.  However, the U.S., by far Tequila’s largest global market, maintained a brisk growth rate, rising 5% to 12.4 million cases.  Two brands among the top five Tequilas in the U.S. (1800 and Juarez) saw volumes rise by double-digit rates in 2011.   A third, Sauza, wasn’t far behind, with 9% depletions growth.  Meanwhile, the category’s second-ranked brand, Patrón, picked up speed, adding more than 750,000 cases last year. Of the top five, only market leader Jose Cuervo declined. The dynamic performance of upscale brands like Patrón and 1800 and lower-priced offerings like Juarez and Impact “Hot Brand” Camarena demonstrate Tequila’s current strength across multiple price points.

Much of the attention within Tequila in recent years has been on Patrón and its competitors at the high end. But while “premiumization” efforts continue, a new battleground is developing with an influx of accessibly-priced 100%-agave labels vying for scarce bar and shelf space. In addition to Camarena, which only launched in 2010 and already sells over 300,000 cases, Lunazul, El Charro, El Jimador, Azul and others are competing in the segment, generally around the $20 per bottle retail price mark.

The market leaders have also taken note of the 100%-agave opportunity. Jose Cuervo is present with its Tradicional line, whose Silver variant has gained currency among multicultural consumer, as is Sauza with its new Sauza Blue edition, which rolled out last June at $19 per bottle.

US - Top Five Tequila Brands (millions of nine-liter cases)
			Depletions		Percent	Market Share
Rank	Brand	Importer	2010	2011E	Change*	2010	2011E
1	Jose Cuervo	Diageo North America	3.55	3.51	-1.0%	30.2%	28.4%
2	Patrón	The Patrón Spirits Co.	1.70	1.76	3.5%	14.5%	14.3%
3	Sauza	Beam Inc.	1.59	1.72	8.5%	13.5%	13.9%
4	1800	Proximo Spirits	0.69	0.81	16.7%	5.9%	6.5%
5	Juarez	Luxco Inc.	0.53	0.58	10.5%	4.5%	4.7%
Total Top Five			8.06	8.38	4.1%	68.6%	67.8%
*based on unrounded data Source: Impact Databank

Patrón’s portfolio, which essentially created the high-end Tequila category, includes Silver, Reposado and Añejo expressions priced at $42.99, $46.99 and $52.99 per bottle, respectively, as well as luxury offerings Gran Patrón Platinum ($199.99) and Gran Patrón Burdeos ($499.99). According to Impact Databank, after a 6.5% global volume gain last year to 1.9 million cases (1.8 million of which came from the U.S.), Patrón became the world’s largest Tequila brand by retail sales valuee at $1.1 billion, surpassing Jose Cuervo.  For calendar year 2012 through March 2012, the brand is up 8.5% by volume globally and is projected to pass the 2-million-case mark this year.  Through its “Patrón Social Club,” a members-only network, which boasts 250,000 active members, Patrón rewards people who engage with the brand, such as through its popular “Patrón Secret Dining Society” initiative.

The Patrón Spirits portfolio also has been seeing strong growth from its Tequila-based liqueur range, which features Patrón Citrónge ($22.99 per bottle), Patrón XO Café ($24.99 per bottle) and the recently released Patrón XO Café Dark Cocoa ($24.99 per bottle). The line’s standout offering has been XO Café, whose volume grew 35% globally last year. Indeed, XO Café has emerged as the leading Patrón label in several global markets, including the U.K. and Australia. Patrón’s liqueur range currently accounts for 22% of Patrón Spirits Co.’s total sales.

OUR PRODUCTS, ACQUISTIONS AND ALLIANCES

HISTORIC AND ICONIC BASED BRANDS

Our strategy is to rely on historically well-known brands, established but underleveraged and or Iconic brands such as KAH Tequila.  The company is executing a strategy that leads with the expansion of KAH Tequila nationally and internationally which will be followed by expansion of our Mexican Beer brands. We believe that KAH Day of the Dead Tequila will continue to sell at a premium price point, is iconic and well known to consumers who want to engage with , collect and enjoy the product. We also believe that the quality of this award winning product, the expansion of the overall tequila category led by consumer consumption and the word of mouth excitement about the product will continue to drive its growth and the company’s revenue and profits.

Our strategy is that KAH Tequila expands both its distribution base and consumer awareness revenue and margins will increase and the company will then be able to also compete in the growing Mexican Beer category with our Iconic Mexican Beer brands.

We believe that with access to production this business model should lead to both exponential revenue growth and profits.

ALCOHOLIC BEVERAGE PRODUCTS

The Company owns, distributes, licenses or collects royalties from a number of Spirits Brands, including Old Whiskey River Bourbon, Damiana Liqueur, Rheingold Beer and as a result of its transaction with WBI, KAH Tequila, Agave 99, Mexicali Beer, Chili Devil Beer, Crazy Pig Ale, Rio Bravo Beer and various private label brands.

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

In June of 2011, Drinks entered into a licensing agreement with WBI to sell, market and distribute the existing businesses of KAH Tequila, Ed Hardy Tequila, Agave 99, Mexicali Beer, Chili Beer, Red Pig Ale and Rio Bravo Beer. The Company has generated orders for each of these products. The Company amended its agreement to increase its distribution rights to include Chile Devil Beer and Crazy Pig Ale.

FLAVORS, RESEARCH AND DEVELOPMENT RELATIONSHIP

Through our relationship with WBI the Company has access to leading distillery and brewery suppliers and technical resources.  In addition WBI provides development services, research resources, brand production planning and various other resources on a large but economical scale.

MARKETING, SALES AND DISTRIBUTION

MARKETING

Our marketing plan is based upon our strategy of leveraging exciting consumer trademarks, historically well-known brands and icon branding. This model has been used with our launch of KAH Tequila, Rheingold Beer and with Willie Nelson’s Old Whiskey River Bourbon.
Due to the well-known history of most of our brands, we rely heavily on account level promotions, tastings and social media.

SALES

Our route to market is by selling our products directly to distributors. These distributors maintain extensive sales and overhead resources to sell, primarily in the beverage sections of liquor stores, grocery stores, drug stores, convenience stores, delicatessens, sandwich shops, supermarkets and on-premise bar and restaurant outlets nationally.

The company distributes its spirits brands through the leading spirits and wine Distributors in the nation, which include:

Southern Wine and Spirits	Glazer’s Wholesale
Johnson Brothers	Empire Charmer
RNDC	Young’s Markets

Our newest brand KAH Tequila has seen growth and broad market acceptance at off premise (retail chains) and on premise (restaurants and bars) outlets.  This is confirmed by our current and repeat orders shipped and future orders from distributors. Our following on Facebook and other social media sources demonstrates the consumer excitement in the market for KAH. KAH Tequila continues to receive national awards for taste and packaging.  Further, KAH has begun selling worldwide and is available in Hong Kong, Australia, Singapore, Guam, Holland, and the Philippines.

DISTRIBUTION

On June 27, 2011, the Company executed a stock purchase agreement with Worldwide Beverage Imports, LLC, a Nevada limited liability company. Pursuant to the Purchase Agreement, as amended on November 2, 2011, the Company acquired worldwide licensing and distribution rights on both the spirits and beer products imported by WBI, including but not limited to products such as KAH Tequila, Ed Hardy Tequila, Agave 99, Mexicali Beer, Chili Beer, Rio Bravo Beer, Red Pig Ale, Rio Bravo Beer, Chili Devil Beer and Crazy Pig Ale, as well as the opportunity to market private label beer to key accounts.

We sell the majority of our products through our distribution network, and we currently have relationships with well over 100 independent distributors throughout North America. Our policy is to grant our distributors rights to sell particular brands within a defined territory on a case by case basis. Our distributors buy our products from us for resale. We believe that substantially all of our distributors also carry beverage products of our competitors. Our agreements with our distributors vary - we have entered into written agreements with a number of our top distributors for varying terms and most of our other distribution relationships are oral (based solely on purchase orders) and are terminable by either party at will.

The company currently sells its KAH brand through the entire Glazers Network. Additionally we sell KAH through Southern Wine and Spirits in New England, Maryland, DC, Illinois and North and South Carolina. We sell KAH through RNDC in Florida. We sell KAH through Young’s Market in the Pacific Northwest and through Johnson Brothers in Mid West States.

PRODUCTION

CONTRACT PACKING ARRANGEMENTS

We currently use independent contract packers known as “co-packers” to prepare, bottle and package our Rheingold and Old Whiskey River products. We continually review our contract packing needs in light of regulatory compliance and logistical requirements and may add or change co-packers based on those needs. We rely on and believe our co-packers comply with applicable environmental laws.

As is customary, we are expected to arrange for our contract packing needs sufficiently in advance of anticipated requirements. Accordingly, it is our business practice to require our independent distributors to place their purchase orders for our products from 30 to 60 days in advance of shipping.

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

QUALITY CONTROL

We use only quality ingredients to produce Rheingold Beer to ensure that it meets our quality standards. Contract packers are selected and monitored by Drinks in an effort to assure adherence to our production procedures and quality standards. Samples of Rheingold Beer from each production run are analyzed and categorized in our reference library. Our quality control measures include but are not limited to microbiological checks and water purity tests to ensure that the production facilities meet the standards and specifications of our quality assurance program and government regulatory requirements.

GOVERNMENT REGULATION

The production and marketing of our licensed and proprietary alcoholic and nonalcoholic beverages are subject to the rules and regulations of various Federal, provincial, state and local health agencies, including in particular the U.S. Food and Drug Administration (“FDA”) and the U.S. Alcohol and Tobacco Tax and Trade Bureau (“TTB”). The FDA and TTB also regulate labeling of our products. From time to time, we may receive notification of various technical labeling or ingredient reviews with respect to our products. We believe that we have a compliance program in place to ensure compliance with production, marketing and labeling regulations on a going-forward basis. There are no regulatory notifications or actions currently outstanding.

TRADEMARKS, FLAVOR CONCENTRATE TRADE SECRETS AND PATENTS

We own a number of trademarks, including, in the United States, “Drinks Americas” (TM (TM), “Cohete” (TM), “Swiss T”(TM), “Screaming Monkey” (TM) and, Casa BoMargo (TM). Trademarks have been filed and pending with no opposition for Drinks Americas (TM), “Monte Verde”(TM) and “Corcovado”(TM). In addition, we have trademark protection in the United States for a number of other trademarks for slogans and product designs, including “The Rooster Has Landed”(R), “Party Harder”(TM).

We also own, indirectly as a member of Old Whiskey River Distilling Company LLC, an interest in the "Old Whiskey River" trademark.

Under our license agreement for Old Whiskey River, we are obligated to pay royalties of between $10.00 and $25.00 per case, depending on the size of the bottle. Our Rheingold license requires us to pay the licensor $3.00 per barrel for domestic sales and $10.33 for foreign sales. Under our license agreement for Damaina Liqueur with Mexcor we receive a $10.00 royalty for each case of Damiana sold by Mexcor who will distribute the product for the next five years.

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

EMPLOYEES & CONTRACTORS

We have eight full-time employees and seven independent contractors. All employees are at-will employees and are not represented by a labor union. All independent contractors are at-will contractors that have executed non-disclosure agreements with us.

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

Risks Related to our Business

WE ARE A DEVELOPING COMPANY AND OUR PROSPECTS MUST BE CONSIDERED IN LIGHT OF OUR SHORT OPERATING HISTORY AND SHORTAGE OF WORKING CAPITAL

We are a developing company with a short operating history. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by developing companies, including dealing with a shortage of necessary funds in the very competitive marketplace in which the alcoholic and non-alcoholic beverage business is carried on, as well as the many risks commonly anticipated or experienced by mature companies. Our ability to operate as a going concern and to achieve profitable operations will be dependent on such factors as the success of our business model and marketing strategy, market penetration of existing products, competition, future brand additions, continued development of distribution relationships and the availability of financing. No assurance can be given that we will be able successfully to develop our business under the foregoing conditions.

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

Because we have incurred significant losses from operations since inception, our auditor included in its report for the years ended April 30, 2012 and 2011, an emphasis of matter paragraph in its independent auditors’ report stating that there is a substantial doubt about our ability to continue as a going concern. If we continue to generate significant losses we may not be able to continue as a going concern.

THE LOSS OF KEY PERSONNEL WOULD DIRECTLY AFFECT OUR EFFICIENCY AND ECONOMIC RESULTS.

Our management team consists of several key executives and several key distribution, marketing and financial personnel who provide services to us as independent contractors. In order to manage and operate our business successfully in the future, it will be necessary to further strengthen our management team. The hiring of any additional executives will increase our compensation expense. We may not have sufficient working capital to be able to do so.

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

OUR INABILITY TO PROTECT OUR TRADEMARKS, PATENT AND TRADE SECRETS MAY PREVENT US FROM SUCCESSFULLY MARKETING OUR PRODUCTS AND COMPETING EFFECTIVELY.

Failure to protect our intellectual property could harm our brand and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, patents, copyrights and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our trademarks and trade secrets to be of considerable value and importance to our business and our success. We rely on a combination of trademark, patent, and trade secrecy laws, and contractual provisions to protect our intellectual property rights. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, trade secrets (including our flavor concentrate trade secrets) or similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly and we may lack the resources required to defend against such claims. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to market or sell our brands, and profitably exploit our products.

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

We have reduced products closely identified with celebrities, with the exception of the Old Whiskey River brand, which is associated with Willie Nelson and focused our marketing and sales on KAH and our other non-celebrity licensed brands. The reduction in acceptance or public approval of any such personality will correspondingly damage the associated product and could have a material adverse effect on the results of our operations.

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

WE COULD BE EXPOSED TO PRODUCT LIABILITY CLAIMS FOR PERSONAL INJURY OR POSSIBLY DEATH.

Although we have product liability insurance in amounts we believe are adequate, we cannot assure you that the coverage will be sufficient to cover any or all product liability claims. To the extent our product liability coverage is insufficient; a product liability claim would likely have a material adverse effect upon our financial condition. In addition, any product liability claim successfully brought against us may materially damage the reputation of our products; thus adversely affecting our ability to continue to market and sell that or other products.

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

THE PRICE OF OUR COMMON STOCK MAY BE VOLATILE, AND A SHAREHOLDER'S INVESTMENT IN OUR COMMON STOCK COULD SUFFER A DECLINE IN VALUE.

There could be significant volatility in the volume and market price of our common stock, and this volatility may continue in the future. Our common stock is listed on the OTCQB and there is a greater chance for market volatility for securities that trade on the OTCQB as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of "bid" and "ask" quotations and generally lower trading volume. In addition, factors such as quarterly variations in our operating results, changes in financial estimates by securities analysts or our failure to meet our or their projected financial and operating results, litigation involving us, general trends relating to the beverage industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control could have a significant impact on the future market price of our common stock and the relative volatility of such market price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease approximately 1,500 square feet in Ridgefield, Connecticut with an annual base rent of $30,780.

ITEM 3. LEGAL PROCEEDINGS

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

In June 2009, Liquor Group Wholesale, Inc. (“Liquor Group”), a company which provided distribution services for us in several states, filed a claim for damages against us in Duval County Florida for alleged damages including breach of contract and sought damages. It was the Company’s opinion that the claim arose out of our termination of the agreements we had with them for their nonperformance, failure of the plaintiff to accurately report sales to the Company and their withholding of information required by the agreements. The Company filed a counterclaim of $500,000 for damages against Liquor Group and has denied their claimed breach of contract claim previously made against it.  The Company contended that it is owed money by Liquor Group under the agreements. The matter was submitted to arbitration before the American Arbitration Association.  The arbitrator found that Liquor Group inappropriately confiscated Drinks’ bailment inventory and breached the agreement. For breach of contract by Liquor Group, the arbitrator found Drinks damaged in the amount of $180,058.62, said sum to be trebled for breach of contract damages due Drinks of $540,175.86. Additionally, the arbitrator found Liquor Group responsible for any and all costs and expenses incurred by Drinks in enforcing its rights under the agreement including reasonable attorney’s fees of $120,605.15 and costs of $3,878.04, being a total owed of $664,659.05. Management retained counsel and intends to vigorously seek enforcement of the arbitration award upon jurisdiction of the City of Jacksonville, Duval County, Florida.
In the Matter of Liquor Group Holding, LLC v. Drinks Americas Holdings, Ltd. (American Arbitration Association).  On March 7, 2011, the Company successfully obtained an arbitration award in its favor in the sum $664,659.05 after filing a counterclaimed against Liquor Group Holding, LLC. The Company is currently exploring avenues for collection of the arbitration award.

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

Jeffrey Daub.  This matter involves a claim by Jeffrey Daub, an ex-employee, for payment of deferred salary.  The matter was settled with the Plaintiff agreeing to a payment plan containing fourteen payments with the final payment due September 1, 2012 for a total of $140,000. Balance due and accrued under this agreement as of April 30, 2012 was $55,000.

Drinks Americas Holdings, Ltd. / Pabst Brewing Company (relating to the Company’s license to Rheingold beer). On April 10, 2012, Pabst Brewing Company (“Pabst”) issued a notice of default and subsequently issued a notice of termination and a cease and desist letter with respect to that certain License Agreement between the Company and Pabst, dated August 22, 1997, as amended. The Company responded rejecting the aforesaid notices and disputing the alleged default. The Company does not believe that Pabst has any valid legal grounds to terminate the Rheingold beer license. Negotiations with Pabst have ensued and are continuing. There is likelihood that litigation will be commenced if Pabst refuses to withdraw its default, termination and cease and desist notices.

Drinks Americas, Inc. / Samuel Bailey, Jr., et al. On April 5, 2012 Drinks Americas, Inc. filed a civil suit against three defendants, Samuel Bailey, Jr., Paul Walraven and Jack McKenzie in the Judicial District of Stamford, Connecticut (Docket Number FST-CV-11-6011590).  Drinks claims that the parties breached a certain Settlement Agreement and General Release, dated, August 10, 2009 for failure to deliver shares of stock in Olifant USA, Inc. to Drinks, notwithstanding the receipt by the defendants from Drinks of a $75,000 cash payment and $20,000 worth of Drinks’ stock.  The defendants do not dispute the receipt of the said $75,000 cash payment and $20,000 worth of stock but dispute Drinks’ claims that they owe any money or stock.

Other than the items discussed above, we believe that the Company is currently not subject to litigation, which, in the opinion of our management, is likely to have a material adverse effect on us.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SERCURITIES AND SMALL ISSUER PURCHASE OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock was authorized to trade on June 2, 2005 on the over-the-counter market with quotations available on the OTCQB under the symbol "DKAM" on the Over-the-Counter marketplace. Prior to June 3, 2005, there was no public trading market for our Common Stock.

The following table sets forth the range of high and low bid quotations of our common stock for the periods indicated. The information contained in the table was obtained from Bloomberg Financial Services. The prices represent inter-dealer quotations, which do not include retail markups, markdowns or commissions, and may not represent actual transactions.

Year Ending, April 30, 2011	High	Low
First Quarter, July 31, 2010	$56.25	$18.75
Second Quarter, October 31, 2010	$31.87	$6.00
Third Quarter, January 31, 2011	$37.50	$1.20
Fourth Quarter, April 30, 2011	$2.25	$0.30

Year Ending, April 30, 2012	High	Low
First Quarter, July 31, 2011	$1.70	$0.375
Second Quarter, October 31, 2011	$1.60	$0.40
Third Quarter, January 31, 2012	$1.125	$0.25
Fourth Quarter, April 30, 2012	$1.051	$0.35

HOLDERS

As of August 10, 2012, there were approximately 21,279,339 shares of our common stock outstanding, which were held of record by approximately 95 stockholders, not including persons or entities that hold the stock in nominee or "street" name through various brokerage firms. Further, as of August 10, 2012, there were three stockholders of record of our Series A Convertible Preferred Stock.  Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004.

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

Holders of our Series B Preferred Stock are entitled to receive dividends which will accrue in shares of Series B Preferred Stock on an annual basis at a rate equal to 10% per annum from the issuance date.  Accrued dividends will be payable upon redemption of the Series B Preferred Stock.  On February 28, 2012, pursuant to a settlement agreement, all outstanding shares of Series B Preferred Stock were surrendered for cancellation and, as of the date hereof, there were no shares of Series B Preferred Stock outstanding.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On June 3, 2011, the Company filed a registration statement on Form S-8 and registered 100,000 shares issuable under the Drinks Americas Holdings ltd. 2011 Consultants Plan (the “2011 Plan”). As of the date hereof, the Company has issued a total of 100,000 shares of Company common stock under the plan as compensation for legal and marketing services at a fair value of $67,500.

On January 6, 2011, the Company filed a registration statement on Form S-8 and registered 120, 000 shares issuable under the 2011 Stock Incentive Plan (the “2011 Plan”).  As of April 27, 2012, the Company has issued a total of 115,518 shares of Company common stock under the plan as compensation for legal and marketing services at a fair value of $170,837 and 4,482 shares remain available for future issuance under the 2010 Plan.

On April 13, 2010, the Company filed a registration statement on Form S-8 and registered 8,000shares issuable under the 2010 Stock Incentive Plan (the “2010 Plan”).  Subsequent to April 30, 2010, the Company has issued a total of 6,027 shares of Company common stock under the plan as compensation for legal and marketing services at a fair value of $114,272 and 1,973 shares remain available for future issuance under the 2010 Plan.

On November 6, 2009, the Company filed a registration statement on Form S-8 and registered 5,333 shares issuable under the 2009 Stock Incentive Plan (the “2009 Plan”).  The Company has issued a total of 3,626 shares of Company common stock under the plan as compensation for legal and marketing services as of April 30, 2009 at a fair value of $ 316,450 which vested immediately upon grant. Additionally, 1,531were issued subsequent to April 30, 2009 as compensation for legal and marketing services at a fair value of $ 65,667 and 177 shares remain available for future issuance under the 2009 Plan.

In January 2009, the Company’s shareholders approved the 2008 Stock Incentive Plan (the “2008 Plan”) which provides for awards of incentives of non-qualified stock options, stock, restricted stock and stock appreciation rights for its officers, employees, consultants and directors in order to attract and retain such individuals and to enable them to participate in the long-term success and growth of the Company. Under the 2008 Plan, 2,667 common shares were reserved for distribution, of which 2,593 have been issued and 193 remain available for future issuance. Of this amount, 120 shares issued to employees were subsequently canceled when the employees terminated their service with the Company. Stock options granted under the Plan are granted with an exercise price at or above the fair market value of the underlying common stock at the date of grant, generally vest over a four year period and expire 5 years after the grant date.

On November 9, 2009, the Company granted 933 shares under the 2008 Plan at fair value of $132,000 to several consultants, which vested immediately upon grant, as compensation for legal and marketing services.
On March 12, 2009, the Company granted an aggregate of 1,540 options under its 2008 Stock Incentive Plan to various employees, the directors of the Company, and to two consultants to the Company.  The exercise price of the options granted to employees, directors, and one of the consultants was at the market value (other than those issued to our CEO which was at a 10% premium to the market value) of the underlying common stock at the date of grant. The exercise price of the options granted to the other consultant, $87.50, was above the fair market value of the underlying common stock at the date of grant. The value of the options on the date of grant was calculated using the Black-Scholes formula with the following assumptions: risk free rate-2%, expected life of options –5 years, expected stock volatility -67%, expected dividend yield -0%. The Company issued an aggregate of 1,113 options to purchase shares of its common stock to its employees including 667to its CEO, 133 to its COO and 80 to its former CFO.

These options granted to employees of the Company vest over a four year period and expire five years after the grant date. The cost of the options, $375,750, is expected to be recognized over the four year vesting period of the non-vested options.  The options awarded to the directors of the Company (267) and the consultants (160) at fair value of $129,000 vested immediately on the grant date.

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

A summary of the options outstanding under the Plan as of April 30, 2012 and 2011 is as follows:

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,420	$695.00	1,420	$695.00
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding at end of period	1,420	$695.00	1,420	$695.00
Exercisable at end of period	1,098	$695.00	923	$695.00
Weighted average fair value of grants during the period		$695.00		$695.00

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

2010
Risk-free rate	2.0%
Expected option life in years	5.0
Expected stock price volatility	67%
Expected dividend yield	0%

Also on March 12, 2009, the Company granted 313 shares of its common stock under the Plan to several of its employees as consideration for past services they have performed for the Company. The value of the stock on the date of grant aggregated $188,000 which is  included in selling, general and administrative expenses for the year ended April 30, 2009 and accrued expense as of April 30, 2009 as none of these shares were issued as of that date.  Of these, an aggregate of 200 shares were issued in June 2009.

RECENT SALE OF UNREGISTERED SECURITIES

There are no equity securities of the Company sold by us during the fiscal year ending April 30, 2012 that were not registered under the Securities Act of 1933, as amended, and have not previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

RESULTS OF OPERATIONS

Year ended April 30, 2012 compared to year ended April 30, 2011

Net Sales: For the year ended April 30, 2012, net sales were approximately $4,395,000 compared to net sales of approximately $497,000 for the year ended April 30, 2011 which level of volume was driven by the Company's wholesale business model. The increase of 784% is a result of the Company's expansion of the brands licensed from WBI’s expansion nationally and internationally, and the sales of inventory acquired through the Purchase Agreement with WBI.  In addition the increase in sales can be attributed to the Company's access to inventory on credit, which no longer impeded its access to products for resale.  The Company's access to KAH Tequila is the primary driver of revenue growth for the Company.

Gross Margin:  Gross margin (loss) for the year ended April 30, 2012, was approximately $1,252,670 or 28.5% of net sales under the Drinks WBI transaction compared to gross margin of approximately $(31,600), or (6%) of net sales for the year ended April 30, 2011 under the wholesale business model. This increase in gross margin is attributable to the transition of our business model with the WBI transaction described above. Margin has also been maintained by the Company’s premium product selling strategy implemented by the company that targets premium price points, targeted non-price discounting promotion for its products and low overhead.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the year ended April 30, 2012 amounted to approximately $2,565,000 compared to approximately $2,754,000 for the same period of the prior year, a decrease of approximately $189,000, or 7%, attributable to increased sales impacting with lower commissions arising out of increase sales and sales expenses related to the 748% increase in revenue and brand ambassadors and selling staff associated with the companies increased sales.

Gain on settlement of debt:  During the year ended April 30, 2012 and 2011, we negotiated and settled outstanding debt, primarily trade vendors, for a lower than previously recorded obligation.  As such, we recognized a gain on settlement of debt of approximately $684,000 for the year ended April 30, 2012 compared to $617,000 the previous year.

Impairment of intangible assets:  During the years ended April 30, 2012 and 2011 we performed an evaluation of our recorded book value of our intangible assets for purposes of determining the implied fair value of the assets at April 30, 2012 and 2011. The test indicated that the recorded remaining book value of our intangible assets associated with Olifant, Aguila and Mexcor exceeded their fair value for the year ended April 30, 2011.  As a result, upon completion of the assessment, we recorded a non-cash impairment charge of approximately $1,422,000, net of tax, or $0.02 per share during the year ended April 30, 2011 to reduce the carrying value to $0. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.
Loss on settlement of royalty agreement: During the year ended April 30, 2012, we made certain onetime only royalty and royalty termination payments of $250,000.

Interest expense: Interest expense for the year ended April 30, 2012 was approximately $208,000 compared to $994,000 for the same period last year, a net decrease of $786,000 or 79%.  This decrease is predominantly due to a reduction in the cost of financing our outstanding liabilities as compared to prior year.

Gain on change in fair value of derivative:  During the year ended April 30, 2012, we settled promissory notes eliminating the derivative liability and accordingly recorded a gain on change in fair value of $1,671 as compared to $9,189 the same period last year. As discussed in our financial statements, we were required to bifurcate the conversion option embedded in certain convertible promissory notes and record at fair value each reporting period as a liability.

Gain on disposal of product line: During the year ended April 30, 2012, we exchanged 42% of our interest in Olifant U.S.A, Inc. for the cancellation of our remaining outstanding debt obligation of $600,000 and related accrued interest.  With the exchange, we reduced our ownership to 48% and realized a gain on sale of the product line of approximately $280,000 compared to Nil for the year ended April 30, 2011.

Other income (expense): For the year ended April 30, 2012, other income of $22,803 is predominately comprised of miscellaneous income during the current year compared to net other income (expense) of $(83,076) for the year ended April 30, 2011.

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

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Our accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of April 30, 2012, the Company has a shareholders' equity of approximately $2,108,000 applicable to controlling interests compared with a deficit of approximately $4,464,000 applicable to controlling interests at April 30, 2011, and working capital deficiency of $3,253,909 as of April 30, 2012 and has incurred significant operating losses and negative cash flows since inception. For the year ended April 30, 2012, the Company sustained a net loss of approximately $783,000 compared to a net loss of $4,586,000 for the year ended April 30, 2011 and used cash of approximately $987,000 in operating activities for the year ended April 30, 2012 compared with approximately $1,337,000 for the year ended April 30, 2011. We have converted certain liabilities into equity.   The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

We will need to continue to manage carefully our working capital and our business decisions will continue to be influenced by our working capital requirements.

Net Cash used in Operating Activities: Net cash used in operating activities for the year ended April 30, 2012 was approximately $987,000, primarily from our loss of approximately $783,000 net with non cash activities of $410,000 depreciation and amortization, $212,000 stock based compensation, net with gains of $965,000 gains on settlement of debt and disposal of product line.  Changes in operating assets, liabilities and sundry and other non cash activities were $75,339. We have to date funded our operations predominantly through loans from shareholders, officers and investors and additionally through the issuance of our common stock as payment for outstanding obligations.

Net Cash used in Investing Activities: Net cash used in investing activities for the year ended April 30, 2012 was approximately $20,000 comprised a payment of a security deposit on an operating lease of $6,000 and acquisition of equipment of $14,000.

Net Cash provided by Financing Activities: Net cash provided by financing activities for the year ended April 30, 2012 was approximately $1,300,000 primarily from sale of common stock of $1,440,000 and $443,000 from net proceeds from debt and notes payable and credit line, net with repayments of $555,000.

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

ACCOUNTS RECEIVABLE

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written-off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations at April 30, 2012 and 2011 the allowance for doubtful accounts was $138,491 and $170,657, respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with ASC-360-10, Accounting for the Impairment or Disposal of Long-lived Assets, we review long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. The Company's policy is to record an impairment loss at each balance sheet date when it is determined that the carrying amount may not be recoverable. Recoverability of these assets is based on undiscounted future cash flows of the related asset. For the year ended April 30, 2012, the Company determined that based on estimated future cash flows, the carrying amount of our Olifant license rights along with other licensing rights exceeded its fair value by $1,422,000, and accordingly, recognized an impairment loss.

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

EARNINGS (LOSS) PER SHARE

The Company computes earnings per share under the provisions of ASC 260-10-45, Earnings per Share, whereby basic earnings per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased to assume exercise of potentially dilutive and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the years ended April 30, 2012 and 2011, the diluted earnings per share amounts equal basic earnings per share because the Company had net losses and the impact of the assumed exercise of contingently issuable shares would have been anti-dilutive.

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

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2012, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2012, our Chief Executive Officer, who also is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be declared by us in reports that we file with or submit to the SEC is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended April 30, 2012. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permanently exempt smaller reporting companies.

There was no change in our internal control over financial reporting that occurred during the fiscal year ended April 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Effective June 28, 2012, Mr. Millet resigned as Director of the Company for personal reasons. There were no disagreements between Mr. Millet and the Company or any officer or director of the Company which led to Mr. Millet’s resignation.

On July 11, 2012, Mr. Traub, a former Director of the Company, passed away.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

Below are the names and certain information regarding the Company’s executive officers and directors.

Name	Age	Positions and Offices (1)
J. Patrick Kenny	56	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director
Federico G. Cabo	67	Chairman of the Board of Directors
Fredrick Schulman	59	Corporate Secretary and Director
Jack Kleinert	53	Director
Richard F. Cabo	41	Director
Leonard Moreno	54	Director
Steven Dallas	55	Director
Douglas Cole	57	Director

(1)	Mr. Millet resigned as director effective June 28, 2012 and Mr. Traub passed away on July 11, 2012.

J. Patrick Kenny has served as a Director and Chief Executive Officer of Drinks Americas, Inc. since it was founded in September 2002 and as Chairman of the Company since January 2009.  DA acquired control of the Company in March 2005.  Mr. Kenny has been our President and Chief Executive Officer, and a member of our Board of Directors, since March 2005. He is a former Senior Vice President and General Manager of Joseph E. Seagram & Sons ("Seagram"), for which he held a variety of senior management positions over 22 years, with increasing levels of responsibility in Seagram's wine, wine cooler, alcoholic and non-alcoholic beverage divisions. Mr. Kenny assumed the responsibilities of the Company’s Principal Accounting Officer on November 2, 2009.

Mr. Kenny managed Seagram's worldwide carbonated soft drink operations from 1992 through March 2000. He held the title of Senior Vice President and General Manager when he left Seagram in March 2000, prior to its sale to Vivendi Universal. In April 2000, he co-founded Sweet16 Intermedia, Inc., a trademark licensing and media company which was sold to TEENTV Inc., a media company for chain retailers and mall properties. He has also acted as adviser to several Fortune 500 beverage marketing companies, and has participated in several beverage industry transactions. Prior to joining Seagram, Mr. Kenny was employed in a range of sales and sales management positions with Scott Paper Co. and then Coca Cola's Wine Spectrum. Mr. Kenny attended West Point (U.S. Military Academy), until an athletic injury required lengthy treatment. He later received a B.A. at Georgetown University, and an M.A. at St. Johns University in New York. Mr. Kenney’s knowledge and expertise in the Company’s industry, his history with the Company, his management skills and other business experience and acumen led to the Board’s conclusion that Mr. Kenny should serve as Chairman of our board of directors. He also serves as a Partner of Montauk Ventures.

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

Mr. Cabo’s background as an engineer is evident in his state-of-the-art, highly efficient distillery, which he designed to allow for modular growth accordance with the needs of the company up to three times present production capacity. Mr. Cabo has served as the Chief Executive Officer of Fabrica De Tequilas Finos S.A. de C.V. since 1981. Mr. Cabo has also served as the Chief Executive Officer of Cerveceria Mexicana, S. de R.L. de C.V since 2006. Mr. Cabo has also served as a director for Xact Aid, Inc. from 2004 to 2005. Mr. Cabo’s knowledge and experience in our industry, his management skills, and his diverse business experience led to the Board’s conclusion that Mr. Cabo should serve as a member of our board of directors.

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
Leonard Moreno joined our Board of Directors in June 2011. Mr. Moreno has served as the Director of Operations of Cerveceria Mexicana, S. de R.L. de C.V. since 1991. Mr. Moreno’s knowledge and experience in our industry led to the Board’s conclusion that Mr. Moreno should serve as a member of our board of directors.
Steven Dallas joined our Board of Directors on October 13, 2011.  Mr. Dallas has over 30 years experience in mortgage operations, loan originations, loan administration and servicing.  He also has an extensive background in finance, capital and business operations.   Since 2009, Mr. Dallas has been the owner of the Dallas Finance Group, which focuses on the brokerage of high quality real estate and commercial transactions, real estate finance, commercial business finance, accounts receivable & inventory lending, equipment finance and leasing, real estate equity and mezzanine transactions.  Since 2007, Mr. Dallas has also served as a board member of the USAM Fund, which focuses on funding short term, low loan-to-value commercial real estate loans and building a strong, diversified, long-term investment portfolio for the benefit of founders and investors.  From 1994 until 2007, Mr. Dallas served as the president of DV Capital, Incorporated, a venture capital firm specializing in finance, real estate and entertainment related endeavors.

Douglas D. Cole joined our Board of Directors on May 15, 2012.  Since September 2006, Mr. Cole worked with Objective Equity LLC, a boutique Investment Bank based in New York.  Mr. Cole focuses most of his time on initial financing, corporate structure and M&A. From February 2003 to February 2006, Mr. Cole served as the Executive Vice Chairman, Chief Executive Officer and President of TWL Corporation (TWLP.OB), now based in Carrollton, Texas. TWL Corporation is a provider of integrated learning solutions for compliance, safety, emergency preparedness, continuing education and skill development in the workplace.  During his tenure at TWL Corporation, Mr. Cole lead the acquisitions of similar companies in Australia, Norway, South Africa and the US, including the acquisition of Primedia Workplace Learning.  Mr. Cole also serves on the board of directors for Longwei Petroleum Investment Holding Limited (NYSE Amex: LPH).  Mr. Cole received a B.A. from University of California Berkeley in 1978.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of and transactions in our common stock. Based solely upon our review of copies of such reports and representations from reporting persons that were provided to us, certain of our officers and directors were late in filing a Form 3 or Form 4.

CODE OF ETHICS

The Company has adopted a written code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer and any persons performing similar functions. The company also has an employee handbook that each employee must review and sign upon being hired. The Company will provide a copy of its code of ethics to any person without charge upon written request addressed to 424R Main Street, Ridgefield, Connecticut 06877.

CHANGES IN NOMINATING PROCESS

There are no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

COMMITTEES OF THE BOARD

 Our Board of Directors has established an Audit Committee, a Compensation Committee and a Financing Committee.

AUDIT COMMITTEE

Our Audit Committee consists of Fredrick Schulman, Steven Dallas and Federico Cabo and an outside consultant, Timothy Owens. Our Audit Committee is responsible for preparing reports, statements and charters required by the federal securities laws, as well as:

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

The Board has determined that all current members of the Audit Committee have the ability to read and understand fundamental financial statements. The Board has also determined that Fredrick Schulman qualifies as "Audit Committee financial expert" as defined under Item 407 of Regulation S-K of the Securities Exchange Act of 1934 (the "Exchange Act"). Mr. Schulman, in his capacity as Chairman and Chief Executive Officer of Gourmet Group, Inc. (our predecessor company) for over four years, directly supervised the financial staff of the Company and coordinated the preparation of the Company's financial statements with its outside auditors. Neither Mr. Schulman nor Mr. Cabo would be viewed as an independent member of the Audit Committee under the NASDAQ corporate governance rules.

COMPENSATION COMMITTEE

The Compensation Committee consists of Fredrick Schulman, Steve Dallas and Federico Cabo (as the Chairman). The Compensation Committee assists the Board in fulfilling its oversight responsibilities relating to officer and director compensation and the development and retention of senior management.

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

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by Stockholders as it deems appropriate. Stockholders who wish to recommend a nominee should send nominations to the Company's Chief Executive Officer, J. Patrick Kenny, 424R Main Street, Ridgefield, Connecticut 06877, that include all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected by the Stockholders.

FINANCING COMMITTEE

The Financing Committee consists of Fredrick Schulman, Steve Dallas and Jack Klienert. The Financing Committee assists the Board in all matters affecting the review and approval of any proposed debt, equity or hybrid financing transaction of the Company and review any proposed transaction for compliance with any applicable rules and regulations.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table shows for fiscal years ended April 30, 2012 and 2011, respectively, certain compensation awarded or paid to, or earned by, the following persons (collectively, the "Named Executive Officers"): J. Patrick Kenny, our President, Chief Executive Officer and Principal Accounting Officer, Charles Davidson, our current Chief Operating Officer and Jason Lazo, our past Chief Operating Officer, whose total compensation exceeded $100,000 in 2012 and 2011.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)	OPTION AWARDS ($)	ALL OTHER COMPENSATION ($)	TOTAL ($)

J. Patrick Kenny	2012	$202,000	$—	$-	$-	$18,220	$202,220
Chief Executive	2011	$300,000	$—	$25,000	$-	$59,870	$384,870
Officer and Chief Financial Officer(1)(4)

Charles Davidson	2012	$109,566	$-	$-	$-	$7,200	$116,766
Chief Operating Officer (2)

Jason Lazo	2011	175,000	—	—	—	6,985	181,985
Chief Operating
Officer (3)
(1)
Mr. Kenny has accrued substantial amounts of his salary (approximately $417,973) as of April 30, 2012 and approximately $184,251 as of April 30, 2011. Awards for the fiscal year ended 2011, represents a $25,000 bonus awarded by the Board to Mr. J. P. Kenny our CEO. All other compensation for fiscal 2012 is comprised of personal medical insurance premiums, $6,959; life insurance, $2,861 and an automobile allowance, $8,400. For fiscal 2011, all other compensation is comprised of personal medical insurance premiums, $12,000; life insurance, $5,896 and an automobile allowance, $12,498.

(2)	Mr. Davidson has accrued amounts of his salary of (approximately) $12,962 as of April 30, 2012. All other compensation for fiscal year 2012 was comprised of an auto allowance of $7,200.
(3)	Effective June 1, 2011, Mr. Lazo resigned as our Chief Operating Officer.

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

OUTSTANDING EQUITY AWARDS AT FISCAL 2012

The following table lists all outstanding equity awards held by each of the Named Executive Officers as of April 30, 2012.

	Equity Awards					Stock Awards
			Equity					Equity	Equity
			Incentive					Incentive	Incentive
	Number of	Number of	Plan Awards:					Plan Awards:	Plan Awards:
	Unearned	Unearned	Number of				Market	Number of	Market Value
	securities	securities	Securities			Number of	Value of	Unearned	Of Unearned
	Underlying	Underlying	Underlying			Shares or	Stock	Shares, Units	Shares, Units
	Unexercised	Unexercised	Unexercised	Option		Units of Stock	that	or Other	or Other
	Options	Options	Unearned	Exercise	Option	That Have	Have Not	Rights That	Rights That
	(#)	(#)	Options	Price	Expiration	Not Vested	Vested	Have Not	Have Not
NAME	Exercisable (1)	Inextricable	(#)	($)	Date (2)	(#)	($)	Vested (#)	Vested ($)

J. Patrick Kenny	-	-	667	660.00	03/11/14	-	-	500	$-

Jason Lazo	-	-	133	600.00	03/11/14	-	-	133	$-

(1) Options vest and become exercisable in four equal annual installments over the course of four years.

(2) The expiration date of each option occurs 5 years after the date of grant of each option.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee during all or parts of the fiscal year ended 2012 were Fredrick Schulman, Federico Cabo, Steven Dallas and Hubert Millet (until his resignation). Except for Mr. Schulman, our Corporate Secretary, none of our members of the Compensation Committee during the fiscal year ended 2012 served as an officer or employee of the Company, was formerly an officer of the Company, or, except for Mr. Cabo, had any relationship requiring disclosure required by Item 404 of Regulation S-K.

DIRECTOR COMPENSATION

No compensation was paid to our directors for their services as directors of the Company for the fiscal year ended April 30, 2012.  Furthermore, there were no bonuses, other annual compensation, restricted stock awards or stock options/SARs, or any other compensation paid to the directors listed for their services as a director of the Company.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

 The following table provides information about shares of common stock beneficially owned as of August 10, 2012 by:

• each of our directors, executive officers and our executive officers and directors as a group; and
• each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock;

	Number of Shares Of Common Stock Beneficially Owned		Percentage of Outstanding Shares
Name and Address of Beneficial Owner
J. Patrick Kenny 30 Old Wagon Road Wilton, CT 06877	4,201,372	(1)	19.74%

Fredrick Schulman 241 Fifth Ave, Suite 302 New York, NY 10016	321,974	(2)	1.51%

Jack Kleinert c/o 424R Main Street Ridgefield, CT 06877	1,103,837		5.19%

Richard F. Cabo 4010 White Side St. Los Angeles, CA, 90063	10,239,602	(3)	48.12%

Federico G. Cabo 4101 White Side St. Los Angeles, CA 90063	581,918	(4)	2.73%

Leonard Moreno 4010 White Side St. Los Angeles, CA, 90063	0		* %

Steven Dallas c/o 424R Main Street Ridgefield, CT 06877	40,000		* %

Douglas Cole c/o 424R Main Street Ridgefield, CT 06877	0		* %

All Directors, Officers, and Management as a group (10 persons)	16,488,703		78.97%

Worldwide Beverage Imports, LLC 4010 White Side St. Los Angeles, CA, 90063	10,229,602	(3)	48.07%

* Less than 1%.
(1) Includes 25,620 shares owned by Kenny LLC I, and 4,175,348 shares owned by Kenny LLC, entities controlled by Mr. Kenny, and 334 stock options which have vested. Does not include 1,023,967 shares owned by Brian Kenny, Mr. Kenny’s son; 36 shares owned by Mr. Kenny’s daughter; and 52 shares owned by Mr. Kenny's brother; as to which shares Mr. Kenny disclaims beneficial ownership; or options to purchase 333 shares of our common stock which were granted to Mr. Kenny which will not be exercisable within 60 days of August 10, 2012.
(2) Includes 59 shares owned by Mr. Schulman's wife, Lois Shapiro, to which shares Mr. Schulman disclaims beneficial ownership and includes fully vested warrant to purchase 259 shares of our common stock.
(3) Includes 10,229,602 shares owned by Worldwide Beverage Imports, LLC, an entity owned and controlled by Richard F. Cabo.
(4) Includes 531,918 shares owned by JOMex LLC, an entity owned and controlled by Federico G. Cabo.

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of Common Stock which are issuable upon exercise of warrants or upon conversion of convertible securities if they are exercisable or convertible within 60 days of August 10, 2012. Except as otherwise indicated, none of the persons named in the table own any options or convertible securities.

EQUITY COMPENSATION PLAN INFORMATION

On June 3, 2011, the Company filed a registration statement on Form S-8 and registered 100,000 shares issuable under the Drinks Americas Holdings ltd. 2011 Consultants Plan (the “2011 Plan”). As of the date hereof, the Company has issued a total of 100,000 shares of Company common stock under the plan as compensation for legal and marketing services at a fair value of $67,500.

On April 13, 2010, the Company filed a registration statement on Form S-8 and registered 8,000 shares issuable under the 2010 Plan.  Subsequent to April 30, 2010, the Company has issued a total of 1,479 shares of Company common stock under the 2010 Plan as compensation for legal and marketing services at a fair value of $50,346 and 6,521 shares remain available for future issuance under the 2010 Plan.

On November 6, 2009, the Company filed a registration statement on Form S-8 and registered 5,333 shares issuable under the 2009 Stock Incentive Plan (the “2009 Plan”)  The Company has issued a total of 3,626 shares of Company common stock under the 2009 Plan as compensation for legal and marketing services as of April 30, 2009 at a fair value of $ 316,450 which vested immediately upon grant. Additionally, 1,531 were issued subsequent to April 30, 2009 as compensation for legal and marketing services at a fair value of $ 65,667 and 177 shares remain available for future issuance under the 2009 Plan.

In January 2009, the Company’s shareholders approved the 2008 Stock Incentive Plan (the “2008 Plan”) which provides for awards of incentives of non-qualified stock options, stock, restricted stock and stock appreciation rights for its officers, employees, consultants and directors in order to attract and retain such individuals and to enable them to participate in the long-term success and growth of the Company. Under the 2008 Plan, 2,667 common shares were reserved for distribution, of which 2,473 have been issued and 193 remain available for future issuance. Of this amount 120 of shares issued to employees were subsequently canceled when the employees terminated their service with the Company. Stock options granted under the Plan are granted with an exercise price at or above the fair market value of the underlying common stock at the date of grant, generally vest over a four year period and expire 5 years after the grant date.

On November 9, 2009, the Company granted 9,333 shares under the 2008 Plan at fair value of $132,000 to several consultants, which vested immediately upon grant, as compensation for legal and marketing services.

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

On March 12, 2009, the Company granted an aggregate of 1,540 options under the Plan to various employees, the directors of the Company, and to two consultants to the Company.  The exercise price of the options granted to employees, directors and one of the consultants was at the fair market value of the underlying common stock at the date of grant (other than those issued to our CEO which was at a 10% premium to the market value). The exercise price of the options granted to the other consultant, $87.50, was above the fair market value of the underlying common stock at the date of grant.

The Company issued an aggregate of 1,113 options to purchase shares of its common stock to its employees including 667 to its CEO, 133 to its COO and 80 to its CFO.  The options granted to employees of the Company vest over a four year period and expire five years after the grant date.   The options awarded to the directors (267) of the Company and the consultants (160) vested immediately upon grant. Also on March 12, 2009, the Company granted 313 shares of its common stock under the Plan to several of its employees as consideration for past services they have performed for the Company.

A summary of the options outstanding under our Plans as of April 30, 2012 and 2011 is as follows:

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,420	$695.00	1,420	$695.00
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding at end of period	1,420	$695.00	1,420	$695.00
Exercisable at end of period	1,098	$695.00	923	$695.00
Weighted average fair value of grants during the period		$695.00		$695.00

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

Set forth below are descriptions of transactions with related persons for the fiscal year ended April 30, 2012 and April 31, 2011:

Inventory Purchase Orders

For the year ended April 30, 2012, the Company purchased $4,130,605 from WBI, an entity owned and controlled by Richard F. Cabo, a Director of the Company.  Of the $4,130,605 of inventory purchased from WBI, $1,200,000 was purchased pursuant to that certain Stock Purchase Agreement dated June 27, 2011, as amended, which inventory was purchased in exchange for shares of the Company.

Licensing Agreement

In October 2005, the Company acquired ownership of a long-term license for (99 years) for the Rheingold trademark and other assets related to the Rheingold brand.  Under this license agreement we are required to pay the licensor $3.00 per barrel for domestic sales and $10.33 for foreign sales.  John Kleinert, a Director on our Board of Directors, owns 30% of the Rheingold brand.

Consulting and Marketing Fees

On October 20, 2009, the Company reached agreements with its Chief Executive Officer and members of its Board of Directors to satisfy obligations owed to them, in the aggregate amount of $1,002,450 for salary, director fees, consulting fees and for satisfaction of a portion of an outstanding loan and the interest accrued thereon, by issuing to them 470 shares of our common stock and warrants to acquire 2,624 shares of our common stock. Under this arrangement, the valuation of the common stock and the exercise price of the warrants was $37.50 a share.  Fifty percent of the warrants can be exercised at anytime during the ten-year term and the other 50 percent will only be exercisable when the Company has achieved positive EBITDA for two successive quarters.  If this profitably standard is not realized during the term of the warrants, 50 percent of the warrants will be forfeited. On April 28 and 29, 2010, the Company issued 470 shares of common stock in satisfaction of $264,550 of director fees, consulting fees and $130,000 of the Chief Executive Officer’s past-due salary and 2,624 warrants in satisfaction of $506,243 of director fees and consulting fees.

In October 2009, upon the resignation of Brian Kenny as VP Marketing of the Company, we entered into a marketing consulting agreement with a company controlled by Brian Kenny to provide marketing services to the Company at the annual rate of $144,000. Brian Kenny is the son of our CEO, J. Patrick Kenny.. In June of 2011 Mr. Kenny resumed employment with the Company as VP of Marketing and Sales.

Legal Fees

Fred Schulman, as General counsel to the Company, received $30,000 in legal fees in the fiscal year.

Royalty Fees

We incurred royalty expenses of approximately $6,386 and $839 in fiscal 2012 and 2011, respectively, to Alive Spirits LLC, in which we own 25 percent membership interest. Additionally, Mexcor paid the Company royalty fees of approximately $50,075.62 in connection with Old Whiskey River, Olifant and Damiana.

Line of credit

During the year ended April 30, 2012, the Company borrowed from a $400,000 line of credit provided by a current board member.  Any borrowings bear interest of 18% per annum.  For the years ended April 30, 2012 and 2011, interest incurred on this line of credit aggregated $4,828 and $nil, respectively.  As of April 30, 2012 and 2011, amounts owed under this line, including accrued and unpaid interest, aggregated $160,946 and $nil, respectively.  Subsequent to the year ended April 30, 2012, the Company drew an additional $200,000 from the line of credit resulting in a current unpaid balance of $360,946.

During the year ended April 30, 2012, the Company borrowed from a $250,000 line of credit provided by a current board member.  Any borrowings bear interest of 8% per annum.  For the years ended April 30, 2012 and 2011, interest incurred on this line of credit aggregated $19,333 and $667, respectively.  As of April 30, 2012 and 2011, amounts owed under this line, including accrued and unpaid interest, aggregated $250,000 and $150,000, respectively.

Independence of Directors

The Board of Directors has determined that none of our directors, except Mr. Dallas and Mr. Cole, are “independent directors” within the meaning of the applicable rules and regulations of the SEC and the director independence standards of NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTANTS' FEES AND SERVICES

Set forth below are the fees billed by the Company’s independent principal accountants for the past two years for services provided to the Company.

Audit and Audit-Related Fees

We engaged Bernstein & Pinchuk, LLP as our principal accountants to perform the audit of our financial statements for the year ended April 30, 2012. During the year ended April 30, 2012 we were billed $134,765. The $134,765 billed during the fiscal year ended April 30, 2012 is comprised of the following: $95,365, for the year ended April 30, 2011 audit; $28,000, for three subsequent quarterly reviews; $7,900 for tax review; and $3,500, for other reviews.  During the year ended April 30, 2011, we were billed $97,518. The $97,518 billed during the fiscal year ended April 30, 2011 is comprised of the following: $54,445, for the year ended April 30, 2010 audit; $38,598 for three subsequent quarterly reviews; and $4,475 for reviews of two From S-8 filings.

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

(3)	Exhibits.

(b) Item 16.   Exhibits

2.1 (1)	Agreement and Plan of Share Exchange, dated as of June 9, 2004, among Gourmet Group, Inc., Drinks Americas, Inc. and the shareholders of Drinks Americas, Inc.
3.1 (1)	Certificate of Incorporation of Drinks Americas Holdings, Ltd.
3.2 (1)	By-Laws of Drinks Americas Holdings, Ltd.
3.3 (9)	Amended and Restated Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock
3.4 (6)	Certificate of Amendment of Certificate of Incorporation of Drinks Americas Holdings, Ltd. dated January 16, 2009
3.5 (7)	Certificate of Designation of Series B Convertible Preferred Stock
3.6 (9)	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock
3.7(13)	Certificate of Amendment of Certificate of Incorporation of Drinks Americas Holdings, Ltd. dated December 20, 2011
4.1 (1)	Form of 10% Convertible Promissory Note issued by Gourmet Group, Inc., including Registration Rights provisions.
4.2 (2)	Form of 10% Senior Convertible Promissory Note, dated March 2005, issued by Drinks Americas Holdings, Ltd. Issued by Drinks Americas Holdings, Ltd. To investors in its Bridge Notes financing.
4.3 (2)	Form of Stock Purchase Warrant, dated March 2005, issued by Drinks Americas Holdings, Ltd to investors in its Bridge Note financing.
4.4 (3)	Form of Securities Purchase Agreement, dated as of January 30th, 2007 between Drinks Americas Holdings, Ltd. And certain investors.
4.5 (3)	Form of Registration Rights Agreement, dated as of January 30th, 2007 between Drinks Americas Holdings, Ltd. And certain investors.
4.6 (3)	Form of Common Stock Purchase Warrant, dated as of January 30th, 2007 between Drinks Americas Holdings, Ltd. And certain investors.
4.7 (3)	Form of Placement Agent Agreement between Drinks Americas Holdings, Ltd. And Midtown Partners Co., LLC dated as of October 25th, 2006.
4.8 (3)	Form of Placement Agent Warrant, dated as of January 30th, 2007 between Drinks Americas Holdings, Ltd. And Midtown Partners Co., LLC.
4.10 (4)	Form of Registration Rights Agreement, dated as of December 18, 2007 between Drinks Americas Holdings, Ltd. And certain Investors.
4.11 (4)	Form of Placement Agent Agreement between Drinks Americas Holdings, Ltd. And Midtown Partners Co., LLC dated as of December 14, 2006.
4.13 (4)	Form of Placement Agent Warrant, dated as of December 18, 2007 between Drinks Americas Holdings, Ltd. And Midtown Partners Co., LLC.
4.14 (5)	Securities Purchase Agreement, dated as of June 18, 2009 between Drinks Americas Holdings, Ltd., St. George Investments, LLC, J. Patrick Kenny and certain other parties thereto
4.15 (5)	Debenture, dated June 18, 2009 issued by Drinks Americas Holdings, Ltd. To St. George Investments, LLC
4.16 (5)	Form of Pledge Agreement, dated June 18, 2009 between Drinks Americas Holdings, Ltd., St. George Investments, LLC, and J. Patrick Kenny and certain other parties thereto
4.17 (5)	Form of Personal Guarantee, dated June 18, 2009 issued by J. Patrick Kenny to St. George Investments, LLC
4.18 (5)	St. George 7 Month Secured Purchase Note, dated June 18, 2009 between Drinks Americas Holdings, Ltd. And St. George Investments, LLC
4.19 (5)	Warrant issued by Drinks Americas Holdings, Ltd. To St. George Investments, LLC, dated June 18, 2009
4.20 (7)
Preferred Stock Purchase Agreement, dated as of August17, 2009, by and among Drinks Americas Holdings, Ltd. And Optimus Capital Partners, LLC dba Optimus Special Situations Capital Partners, LLC, including all material agreements related thereto

4.21 (7)	Warrant, dated as of August 17, 2009 between Drinks Americas Holdings, Ltd. And Optimus Capital Partners, LLC dba Optimus Special Situations Capital Partners, LLC
4.22 (8)	First Amendment to $4,000,000 Debenture, dated August 28, 2009, issued by Drinks Americas Holdings, Ltd. To St. George Investments, LLC
4.23 (8)	First Amendment and Jointer to Pledge Agreement, dated August 28, 2009 between Drinks Americas Holdings, Ltd., St. George Investments, LLC, and J. Patrick Kenny and certain other parties thereto
4.24 (8)	Default Waiver to Debenture, dated June 18, 2009
4.25 (10)	Convertible Promissory Note issued to Leon Frenkel
10.54(11)	Stock Purchase Agreement, dated June 27, 2011, by and between Drinks Americas Holdings, Ltd. And Worldwide Beverage Imports, LLC.
10.55(14)	2011 Consultants Incentive Plan
10.56(15)	Amendment No. 1 Stock Purchase Agreement, dated November 1, 2011 by and between the Company and WBI
10.57(16)	Forbearance Agreement, dated December 13, 2011

14.1(12)	Code of Ethics
21.1	List of Subsidiaries of Drinks Americas Holdings, Ltd.
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

(1)	Incorporated by reference to our 8-K filed on March 9, 2005.
(2)	Incorporated by reference to our Form 8-K filed on March 25, 2005.
(3)	Incorporated by reference to our Form 8-K filed January 31, 2007.
(4)	Incorporated by reference to our Form SB-2 filed on March 19, 2007.
(5)	Incorporated by reference to our 8-K filed on June 25, 2009.
(6)	Incorporated by reference to our 10-K filed on August 13, 2009.
(7)	Incorporated by reference to our 8-K filed on August 18, 2009.
(8)	Incorporated by reference to our 8-K filed on September 3, 2009.
(9)	Incorporated by reference to our 8-K filed on June 30, 2010.
(10)	Incorporated by reference to our Form S-1 filed on May 14, 2010.
(11)	Incorporated by reference to our 8-K filed on June 28, 2011.
(12)	Incorporated by reference to our 10-K filed on August 13, 2010.
(13)	Incorporated by reference to our 8-K filed on December 27, 2011.
(14)	Incorporated by reference to our Form S-8 filed on September 20, 2011.
(15)	Incorporated by reference to our 8-K filed on November 4, 2011.
(16)	Incorporated by reference to our 8-K filed on December 20, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2012.

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

Signature	Capacities	Date

/s/ J. Patrick Kenny
J. Patrick Kenny	Chief Executive Officer, Director,	August 14, 2012
Principal Executive Officer and Principal Financial Officer

/s/ Frederick Schulman
Frederick Schulman	Director	August 14, 2012

/s/ John Kleinert
John Kleinert	Director	August 14, 2012

/s/ Federico G. Cabo
Federico G. Cabo	Chairman of the Board of Directors	August 14, 2012

/s/ Richard F. Cabo
Richard F. Cabo	Director	August 14, 2012

/s/ Leonard Moreno
Leonard Moreno	Director	August 14, 2012

/s/ Steven Dallas
Steven Dallas	Director	August 14, 2012

/s/ Douglas Cole
Douglas Cole	Director	August 14, 2012

DRINKS AMERICAS HOLDINGS, LTD. AND AFFILIATES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Drinks Americas Holdings, Ltd.

We have audited the accompanying consolidated balance sheets of Drinks Americas Holdings, Ltd. (“the Company”) and subsidiary as of April 30, 2012 and 2011 and the related statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended April 30, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bernstein & Pinchuk LLP
New York, New York
August 14, 2012

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2012 AND 2011

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$295,403	$1,923
Accounts receivable, net of allowance for doubtful accounts of $138,491 and $170,657	739,565	68,925
Inventory	841,401	62,850
Other current assets	61,574	118,044
Total current assets	1,937,943	251,742

Property and equipment, net of accumulated depreciation	13,518	11,439

Other assets:
Investment in equity investees	102,345	102,345
Intangible assets, net of accumulated amortization	5,193,355	381,776
Deferred loan costs, net of accumulated amortization	-	267,575
Deposits	6,225	-
Other assets	48,550	17,936
Total other assets	5,350,475	769,632

Total assets	$7,301,936	$1,032,813

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable	$2,889,969	$1,743,277
Accrued expenses	900,929	2,266,143
Operating line of credit, related party	215,946	-
Investor note payable	793,000	380,504
Notes and loans payable, net of long term portion	392,008	874,414
Derivative liability	-	31,186
Loans payable from related party	-	657
Total current liabilities	5,191,852	5,296,181

Long term debt:
Deferred rent payable	2,735	-
Notes and loans payable, net of current portion	-	200,000

Total liabilities	5,191,852	5,496,181

Commitments and contingencies	-	-

Stockholders' equity (deficiency):
Preferred stock, $0.001 par value; 1,000,000 shares authorized:
Series A Convertible: $0.001 par value; 10,544 shares issued and outstanding as of April 30, 2012 and 2011	11	11
Series B: $10,000 par value; Nil and 13.8370 issued and outstanding as of April 30, 2012 and 2011, respectively	-	138,370
Series C: $1.00 par value; Nil and 635,835 issued and outstanding as of April 30, 2012 and 2011, respectively	-	635,835
Common stock, $0.001 par value; 900,000,000 and 500,000,000 shares authorized as of April 30, 2012 and April 30, 2011, respectively; 21,279,339 and 1,377,464 shares issued and outstanding as of April 30, 2012 and 2011, respectively	21,279	1,377
Additional paid in capital	50,672,809	42,583,571
Accumulated deficit	(48,586,318)	(47,803,230)
Total Drinks Americas Holdings, Ltd stockholders' equity (deficiency)	2,107,781	(4,444,066)
Equity attributable to non-controlling interests	(432)	(19,302)
Total stockholders' equity (deficiency)	2,107,349	(4,463,368)

Total Liabilities and Stockholders' Equity (Deficiency)	$7,301,936	$1,032,813

The accompanying notes are an integral part of these consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended April 30,
	2012	2011
Sales, net	$4,395,296	$497,453

Cost of sales	3,142,626	529,097

Gross margin	1,252,670	(31,644)

Selling, general and administrative expenses	2,564,836	2,753,547
Loss on settlement of royalty agreement	250,000	-
Total operating expenses	2,814,836	2,753,547

Net loss from operations	(1,562,166)	(2,785,191)

Other income (expense):
Interest, net	(208,296)	(994,028)
Gain on change in fair value of derivative	1,671	9,189
Other income (expense)	21,132	(92,265)
Gain on settlement of accounts payable	684,088	617,266
Impairment of intangible assets	-	(1,422,440)
Gain on disposal of product line	280,483	-
Total other income (expense)	779,078	(1,882,278)

Net loss before non controlling interests	(783,088)	(4,667,469)

Net loss attributable to non controlling interest	-	81,836

Net loss	$(783,088)	$(4,585,633)

Net loss per common share, basic and diluted	$(0.10)	$(14.54)

Weighted average number of common shares outstanding, basic and diluted	7,460,655	315,305

The accompanying notes are an integral part of these consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
YEARS ENDED APRIL 30, 2012 AND 2011

	Preferred stock						Common stock
	Series A		Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, April 30, 2010	10,544	$11	14	$138,370	-	$-	71,491	$71
Preferred shares issued in exchange for debt	-	-	-	-	576,091	576,091	-	-
Preferred shares issued in exchange for warrants	-	-	-	-	59,744	59,744	-	-
St George Debenture conversions	-	-	-	-	-	-	702,506	702
Issuance of shares in settlement of notes and interest payable	-	-	-	-	-	-	182,563	183
Issuance of shares in payment of accrued liabilities	-	-	-	-	-	-	155,573	156
Issuance of shares in payment of legal settlement	-	-	-	-	-	-	265,332	265
Fair value of vesting options	-	-	-	-	-	-	-	-
Beneficial conversion feature of convertible debt	-	-	-	-	-	-	-	-
Non controlling interest in net income of consolidated subsidiary	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance, April 30, 2011	10,544	11	14	138,370	635,835	635,835	1,377,464	1,377
Issuance of shares in settlement of notes and interest payable	-	-	-	-	-	-	243,644	244
Issuance of shares in payment of accrued liabilities	-	-	-	-	-	-	233,333	233
Issuance of shares to acquire trademark	-	-	-	-	-	-	400,000	400
Preferred shares in exchange for accrued compensation	-	-	-	-	137,662	137,662	-	-
Issuance of shares as collateral and held in escrow	-	-	-	-	-	-	400,000	400
Issuance of shares in payment of for services rendered	-	-	-	-	-	-	164,000	164
Issuance of shares in settlement of interest	-	-	-	-	-	-	48,000	48
Issuance of shares as investment	-	-	-	-	-	-	50,000	50
Sale of common stock	-	-	-	-	-	-	2,634,545	2,634
Common stock issued to acquire distribution rights	-	-	-	-	-	-	8,418,893	8,419
Issuance of shares from reverse split rounding	-	-	-	-	-	-	2,601	3
Issuance of shares in exchange for conversion of preferred stock	-	-	-	-	(773,497)	(773,497)	7,306,859	7,307
Fair value of vesting options	-	-	-	-	-	-	-	-
Sale of interest in product line	-	-	-	-	-	-	-	-
Settlement and cancellation of Series B preferred	-	-	(14)	(138,370)
Net loss	-	-	-	-	-	-	-	-
Balance, April 30, 2012	10,544	$11	-	$-	-	$-	21,279,339	$21,279

The accompanying notes are an integral part of these consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
YEARS ENDED APRIL 30, 2012 AND 2011

					Total Stockholders'
	Treasury stock		Additional		Deficiency Attributable	Non	Total
			Paid in	Accumulated	To Drinks	Controlling	Stockholders'
	Shares	Amount	Capital	Deficit	Americas Holdings, Ltd	Interest	Deficiency
Balance, April 30, 2010	4,000	$1,000	$40,129,497	$(43,217,597)	$(2,948,648)	$62,534	$(2,886,114)
Preferred shares issued in exchange for debt	-	-	-	-	576,091		576,091
Preferred shares issued in exchange for warrants	-	-	(59,744)		-	-	-
St George Debenture conversions	-	-	1,021,322	-	1,022,024	-	1,022,024
Issuance of shares in settlement of notes and interest payable	-	-	303,215	-	303,398	-	303,398
Issuance of shares in payment of accrued liabilities	-	-	547,030	-	547,186	-	547,186
Issuance of shares in payment of legal settlement	(4,000)	(1,000)	567,112	-	566,377	-	566,377
Fair value of vesting options	-	-	42,870		42,870		42,870
Beneficial conversion feature of convertible debt	-	-	32,269	-	32,269	-	32,269
Non controlling interest in net income of consolidated subsidiary	-	-	-	-	-	(81,836)	(81,836)
Net loss	-	-	-	(4,585,633)	(4,585,633)	-	(4,585,633)
Balance, April 30, 2011	-	-	42,583,571	(47,803,230)	(4,444,066)	(19,302)	(4,463,368)
Issuance of shares in settlement of notes and interest payable	-	-	150,512	-	150,756	-	150,756
Issuance of shares in payment of accrued liabilities	-	-	209,769	-	210,002	-	210,002
Issuance of shares to acquire trademark	-	-	239,600	-	240,000	-	240,000
Preferred shares in exchange for accrued compensation	-	-	265,589	-	403,251	-	403,251
Issuance of shares as collateral and held in escrow	-	-	(400)		-	-	-
Issuance of shares in payment of for services rendered	-	-	127,756	-	127,920	-	127,920
Issuance of shares in settlement of interest	-	-	37,392	-	37,440	-	37,440
Issuance of shares as investment	-	-	38,950	-	39,000		39,000
Sale of common stock	-	-	1,437,366	-	1,440,000	-	1,440,000
Common stock issued to acquire distribution rights	-	-	4,621,972	-	4,630,391	-	4,630,391
Issuance of shares from reverse split rounding	-	-	(3)		-		-
Issuance of shares in exchange for conversion of preferred stock	-	-	766,190	-	-	-	-
Fair value of vesting options	-	-	83,811	-	83,811	-	83,811
Sale of interest in product line	-	-	-	-	-	18,870	18,870
Settlement and cancellation of Series B preferred			110,734	-	(27,636)		(27,636)
Net loss	-	-	-	(783,088)	(783,088)	-	(783,088)
Balance, April 30, 2012	-	$-	$50,672,809	$(48,586,318)	$2,107,781	$(432)	$2,107,349

The accompanying notes are an integral part of these consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED APRIL 30, 2012 AND 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(783,088)	$(4,585,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	409,522	532,030
Bad debt expense	21,419	42,811
Impairment of intangible assets	-	1,422,440
Stock compensation	211,731	257,436
Gain on settlement of accounts payable	(684,088)
Reduction in notes payable	-	450,000
Non-controlling interest	-	(81,836)
Non cash interest paid	54,541	84,199
Non cash interest income	(9,876)	-
Gain on sale of interest in product line	(280,483)	-
Gain on change in fair value of derivative liability	(1,671)	(9,189)
Changes in operating assets and liabilities:
Accounts receivable	(692,059)	(45,390)
Inventories	(778,551)	159,758
Other current assets	(55,551)	(98,255)
Other assets	-	67,799
Accounts payable	1,519,040	657,175
Accrued expenses	79,725	(126,991)
Deferred rent payable	2,735	-
Deferred revenue	-	(63,730)
Net cash used in operating activities	(986,654)	(1,337,376)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of security deposit	(6,225)	-
Purchase of property and equipment	(13,417)	-
Purchase of investments	-	(28,752)
Net cash used in investing activities	(19,642)	(28,752)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	215,946	-
Proceeds from the sale of common stock	1,440,000	-
Net repayments of related party loans	(657)	-
Proceeds from issuance of notes payable	227,475	1,318,512
Retirement of Series B Preferred stock	(27,636)	-
Net repayments of notes payable	(555,352)	(154,013)
Net cash provided from financing activities	1,299,776	1,164,499

Net increase (decrease) in cash and cash equivalents	293,480	(201,629)
Cash and cash equivalents-beginning of the period	1,923	203,552

Cash and cash equivalents-end of period	$295,403	$1,923

Supplemental cash flow information:
Interest paid	$24,831	$6,061
Taxes paid	$-	$-
Satisfaction of note and interest payable by issuance of common stock	$150,756	$-
Accrued interest in debt principal	$-	$5,075
Payment of accounts payable and accrued expenses with shares of common stock	$337,922	$1,624,666
Increase in deferred charges equal to decrease in note receivable, net	$-	$915,991
Issuance of note payable in exchange for return and cancellation of common stock	$-	$450,000
Common stock issued to acquire investment	$39,000	$-
Common stock issued to acquire trademark and distribution rights	$4,870,391	$-

The accompanying notes are an integral part of these consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS

Basis of Presentation

On March 9, 2005 the shareholders of Drinks Americas, Inc. ("Drinks") a company engaged in the business of importing and distributing unique, premium alcoholic and non-alcoholic beverages to beverage wholesalers throughout the United States, acquired control of Drinks Americas Holdings, Ltd. ("Holdings" or the "Company "). Holdings and Drinks was incorporated in the state of Delaware on February 14, 2005 and September 24, 2002, respectively. On March 9, 2005 Holdings merged with Gourmet Group, Inc. ("Gourmet"), a publicly traded Nevada corporation, which resulted in Gourmet shareholders acquiring 1 share of Holdings' common stock in exchange for 10 shares of Gourmet's common stock. Both Holdings and Gourmet were considered "shell" corporations, as Gourmet had no operating business on the date of the share exchange, or for the previous three years. Pursuant to the June 9, 2004 Agreement and Plan of Share Exchange among Gourmet, Drinks and the Drinks' shareholders, Holdings, with approximately 16,232 shares of outstanding common stock, issued approximately 180,656 of additional shares of its common stock on March 9, 2005 (the "Acquisition Date") to the common shareholders of Drinks and to the members of its affiliate, Maxmillian Mixers, LLC ("Mixers"), in exchange for all of the outstanding Drinks' common shares and Mixers' membership units, respectively. As a result Maxmillian Partners, LLC ("Partners") a holding company which owned 99% of Drinks' outstanding common stock and approximately 55% of Mixers' outstanding membership units, became Holdings' controlling shareholder with approximately 87% of Holdings' outstanding common stock. For financial accounting purposes this business combination has been treated as a reverse acquisition, or a recapitalization of Partners' subsidiaries (Drinks and Mixers).

Subsequent to the Acquisition Date, Partners, which was organized as a Delaware limited liability company on January 1, 2002 and incorporated Drinks in Delaware on September 24, 2002, transferred all its shares of holdings to its members as part of a plan of liquidation.

On January 15, 2009, Drinks acquired 90% of Olifant U.S.A Inc. (“Olifant”), a Connecticut corporation, which owns the trademark and brand names and holds the worldwide distribution rights (excluding Europe) to Olifant Vodka and Gin.  During the year ended April 30, 2012, the Company reduced its ownership to 48% of Olifant recognizing a gain on disposal of product line of $280,478. In conjunction with the ownership reduction to 48%, the Company eliminated the remaining outstanding debt obligation of $600,000

Our license agreement with respect to Kid Rock’s BadAss Beer and related trademarks currently requires payments to Drinks Americas based upon volume through the term of the agreement.

Nature of Business

Through our majority-owned subsidiaries, Drinks imports, distributes and markets unique premium wine and spirits and alcoholic beverages to beverage wholesalers throughout the United States and internationally.

On June of 2011 the company entered into an agreement to license and distribute the brands of Worldwide Beverage Imports ("WBI") in the eastern United States with brands to include KAH Tequila, Agave 99, Ed Hardy Tequila, Mexicali Beer, Chili Beer and Red Pig ale as well as various other products produced and imported by Worldwide Beverage Imports in return for the shares in the Company that would be no greater than 49% of the Company.

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
APRIL 30, 2012

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

During the year ended April 30, 2012, the Company issued an additional aggregate of 10,329,602 shares of its common stock to acquire the right to sell and distribute the products that Worldwide Beverages licensed to the company.   The trademarks were recorded at the fair value of the issued underlying common stock of $4,870,391.  In addition, the Company received $1.5 million in product at no cost to be sold with a wholesale markup of 40% for a revenue value of $2,100,000, as capital contribution for 49% of the Company and additional forward going inventory at substantially reduced pricing with ongoing and extended credit terms.  The inventory is credited as a payment towards WBI acquiring up to 49% ownership of the Company's common stock.  The fair value of the product received is recorded as inventory with the offset recorded as a common stock subscription.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated balance sheets as of  April 30, 2012 and 2011 and the consolidated results of operations, consolidated changes in shareholders’ equity (deficiency) and the consolidated cash flows for the years ended April 30, 2012 and 2011 reflect Holdings majority-owned subsidiaries and Partners (collectively, the "Company"). All intercompany transactions and balances in these financial statements have been eliminated in consolidation. The amount of common and preferred shares authorized, issued and outstanding as of April 30, 2012 and, 2011 is those of Holdings.

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations at April 30,  2012 and 2011, the allowance for doubtful accounts was $138,491 and $170,657, respectively.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. The Company's policy is to record an impairment loss at each balance sheet date when it is determined that the carrying amount may not be recoverable. Recoverability of these assets is based on undiscounted future cash flows of the related asset. For the years ended April 30, 2012 and 2011, the Company concluded that there was no impairment.

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

During the years ended April 30, 2012 and 2011 the Company management performed an evaluation of its recorded book value of its intangible assets for purposes of determining the implied fair value of the assets at April 30, 2012 and 2011, respectively. The test indicated that the recorded remaining book value of certain intangible assets exceeded its fair value for the year ended April 30, 2011.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $1,422,440, net of tax, or $5.00 per share during the year ended April 30, 2011 to reduce the carrying value to $0. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

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
APRIL 30, 2012

Stock Based Compensation

The Company accounts for stock-based compensation using the modified prospective approach. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees and non-employees.

Earnings (Loss) Per Share

The Company computes earnings (loss) per share whereby basic earnings (loss) per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings (loss) per share is determined in the same manner as basic earnings (loss) per share except that the number of shares is increased to assume exercise of potentially dilutive and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the years ended April 30, 2012 and 2011, the diluted earnings per (loss) share amounts equal basic earnings (loss) per share because the Company had net losses or the impact of the assumed exercise of contingently issuable shares would have been anti-dilutive.

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

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012

3. GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of April 30, 2012, the Company has a shareholders' equity of $2,107,781 applicable to controlling interest compared with and deficit of $4,444,066 applicable to controlling interest for the year ended April 30, 2011, and has incurred significant operating losses and negative cash flows since inception. For the year ended April 30, 2012, the Company sustained a net loss of $783,088 compared to a net loss of $4,585,633 for the year ended April 30, 2011 and used cash of approximately $1,000,000 in operating activities for the year ended April 30, 2012 compared with approximately $1,337,000 for the year ended April 30, 2011. With our relationship with WBI, we believe our liquidity will improve due to provided extended credit terms.  In addition, the increased sales revenues have helped.  In the event, if we are not able to increase our working capital, we may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

4. ACCOUNTS RECEIVABLE AND DUE FROM FACTORS

Accounts Receivable and Due from Factors as of April 30, 2012 and 2011 consist of the following:

	2012	2011
Accounts receivable	$878,056	$234,386
Accounts receivable-factor	-	5,196
Allowances	(138,491)	(170,657)
	$739,565	$68,925

5. INVENTORIES

Inventories as of April 30, 2012 and 2011 consist of the following:

	2012	2011
Raw Materials	$20,431	$33,960
Finished goods	820,970	28,890
	$841,401	$62,850

All raw materials used in the production of the Company's inventories are purchased by the Company and delivered to independent production contractors.

6. OTHER CURRENT ASSETS

Other Current Assets as of April 30, 2012 and 2011 consist of the following:

	2012	2011
Employee advances	$46,659	$81,258
Prepaid Other	14,915	36,786
	$61,574	$118,044

Prepaid other are comprised of prepaid marketing fees, employee travel advances and expenses

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012

7. PROPERTY AND EQUIPMENT

Property and equipment as of April 30, 2012 and 2011consist of the following:

	Useful Life	2012	2011
Computer equipment	5 years	$8,401	$23,939
Furniture & fixtures	5 years	44,028	10,654
Automobiles	5 years	27,136	70,975
Leasehold Improvements	5 years	-	66,259
Production molds & tools	5 years	92,400	122,449
		171,965	294,276
Accumulated depreciation		(158,447)	(282,837)
		$13,518	$11,439

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

Depreciation expense for the years ended April 30, 2012 and 2011 was $11,428 and $26,591, respectively.

8. INTANGIBLE ASSETS

Intangible assets include the acquisition costs of trademarks, license rights and distribution rights for the Company’s alcoholic beverages.

As of April 30, 2012 and 2011, intangible assets are comprised of the following:

	2012	2011
Trademark and license rights of Rheingold beer	230,000	230,000
Worldwide Beverages agreement	4,870,391	-
Other trademark and distribution rights	475,000	475,000
	5,575,391	705,000
Accumulated amortization	(382,036)	(323,224)
	$5,193,355	$381,776

Amortization expense for the year ended April 30, 2012 and 2011 was $73,515 and $167,084.

During the year ended April 30, 2012 and 2011 the Company management performed an evaluation of its recorded book value of its intangible assets for purposes of determining the implied fair value of the assets at April 30, 2012 and 2011, respectively. The test indicated that the recorded remaining book value of certain intangible assets exceeded its fair value for the year ended April 30, 2011.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge relating to those certain impaired intangible assets of $1,422,440, net of tax, or $5.00 per share during the year ended April 30, 2011 to reduce the carrying value to $0. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012

During the year ended April 30, 2012, the Company issued an aggregate of 8,818,893 shares of its common stock to acquire trademark rights with Worldwide Beverages.  The fair value of $4,870,391 was determined based on the underlying fair value of the common stock issued.

Investment in equity investees represents the Company's investment in Old Whiskey Rivers and is recorded at fair value.  There were immaterial changes in valuation for the year ended April 30, 2012.

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
APRIL 30, 2012

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

In March 2010, the Company delivered to the Placement Agent, in aggregate 1,246 Placement Agent Warrants as follows: effective February 24, 2010, a warrant to purchase 113 shares of Company common stock at an exercise price of $59.78; effective February 11, 2010, a warrant to purchase 5,333 shares of Company common stock at an exercise price of $3.75; effective January 15, 2010, a warrant to purchase 267 shares of Company common stock at an exercise price of $23.45; effective December 30, 2009, a warrant to purchase 182 shares of Company common stock at an exercise price of $3.44; effective August 28, 2009, a warrant to purchase 52  shares of Company common stock at an exercise price of $16.25; effective June 19, 2009, a warrant to purchase 67 shares of Company common stock at an exercise price of $351.58 ; and, effective June 19, 2009, a warrant to purchase 33  shares f Company common stock at an exercise price of $1,640.63. The fair value, taken together, of the warrants determined using Black-Scholes valuation model was determined to be $101,864 at the dates of grant and is recorded as deferred financing costs a long-term asset on the balance sheet and additional paid in capital. The warrants are being amortized over 5 years. For the year ended April 30, 2012 and 2011, the Company amortized and wrote off to expense $60,928 and $20,540, respectively.

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

On December 13, 2011, the Company and the Investor entered into a Forbearance Agreement (the “Forbearance Agreement”) whereby the Investor agreed to forbear from enforcing the Investor’s remedial rights under the Loan Documents until January 1, 2013 (the “Forbearance Agreement”).  Pursuant to the Forbearance Agreement, the Debenture will remain in full force and effect and, as a result of certain defaults under the Loan Documents, the outstanding amount owed under the Debenture, including interest, fees, penalties and legal fees, was agreed to be no less than $2,000,000, with interest, fees and penalties continuing to accrue (the “Debenture Balance”).  Notwithstanding the Debenture Balance, the Company and the Investor agreed to a payoff balance of $1,126,360 (the “Forbearance Amount”), which Forbearance Amount shall accrue interest at a rate of 8% per annum, commencing on December 13, 2011.  So long as the Company complies with the terms of the Forbearance Agreement and no further defaults occur under the Loan Documents, the Company’s obligation will be entirely satisfied upon due payment of the Forbearance Amount in accordance with the following schedule of fixed cash payments:

▪	$285,360 upon execution of the Forbearance Agreement, which payment was made on December 13, 2011;
▪	$50,000 to be paid on or before March 1, 2012, which payment was made on February 27, 2012;
▪	$283,000 to be paid on or before June 1, 2012; which payment was made on May 30, 2012;
▪	$50,000 to be paid on or before September 1, 2012;
▪	$50,000 to be paid on or before November 1, 2012; and
▪	$408,000 plus all accrued and unpaid interest to be paid on or before January 1, 2013.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012

Furthermore, in the event the Company is able to pay the entire Forbearance Amount, less $100,000, on or before June 30, 2012, the remaining $100,000 will be discounted from the Forbearance Amount due.  As of April 30, 2012, the Company has complied with all scheduled payments.

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

10. LINE OF CREDIT, RELATED PARTY

As of April 30, 2012, the Company has outstanding $215,946 on a $400,000 line of credit, unsecured at 15% per annum, due upon demand.  The line of credit is provided by a current note holder and board member of the Company.  For the year ended April 30, 2012, the Company paid $15,258 as interest expense.

11. NOTES AND LOANS PAYABLE

Notes and Loans Payable as of April 30, 2012 and 2011 consisted of the following:

	2012	2011
Convertible note (a)	$-	$100,000
Olifant note (b)	-	620,260
Convertible promissory notes (c)	-	102,130
Other (d)	392,008	252,024
	392,008	1,074,414
Less current portion	392,008	874,414

Long-term portion	$-	$200,000

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

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012

On November 9, 2009, the Company issued the 67 shares valued at $10,000, which the Company deemed a loan origination fee. At April 30, 2012 and 2011, $Nil has been recorded as a deferred charge on the balance sheets and $10,000 had been amortized to interest expense.

This note was retired for stock that had been issued previously for interest, therefore the Company recorded a gain on settlement of debt of $100,000 for the year ended April 30, 2012.

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

During the year ended April 30, 2012, the Company agreed to return 42% of the capital stock of Olifant reducing ownership interest to 48%, in exchange for the cancellation of the outstanding debt obligation and related accrued interest.  As such, the Company recorded a gain on disposal of a product line of $280,478 and recorded an investment of $Nil for their remaining 48% interest.

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

Additionally, on November 17, 2010, the Company borrowed $55,000 from an investor under a convertible promissory note at an annual interest rate of 8%. During the year ended April 30, 2012, the Company issued an aggregate of 96,364 shares of common stock in settlement of $28,000 of the convertible promissory note.  As of April 30, 2012, the Company had paid off the unconverted portion of $27,000 and related accrued interest of $16,428.

The company filed litigation for a payment of $75,000 that was made for equity not delivered along with stock. The litigation is pending.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012

(d):
On December 13, 2010, in connection with the settlement of accrued but unpaid salary compensation due to our former Vice President of Sales, we issued a promissory note for $192,000. The note accrues interest at the annual rate of 6% and is due the earliest of thirty business days following the successful completion and receipt of a financing equal to or greater than one million dollars or January 1, 2012. At April 30, 2012, the Company accrued interest payable of $15,936.

On November 5, 2009, the Company borrowed $37,500 from an investor under an informal agreement for working capital purposes. The loan is payable on demand.  During the year ended April 30, 2012 the Company issued 70,000 in full settlement of the note and related accrued interest.

As of April 30, 2012, the Company has borrowed an aggregate of $250,000 net of 104,992 of repayments, from an investor under an informal agreement for working capital purposes.  The loan is payable on demand and is classified under notes and loans payable as a current liability of $145,008 as of April 30, 2012 and $250,000 as of April 30, 2011.  Interest is paid on a monthly basis.

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

As of April 30, 2012, the Company had paid the remaining equity-linked financial instruments with embedded conversion features indexed to the Company's own stock.  Therefore the derivative liability was reduced to Nil.

13. ACCRUED EXPENSES

Accrued expenses consist of the following at April 30, 2012 and 2011:

	2012	2011
Payroll, board compensation and consulting fees owed to officers, directors and shareholders	$770,690	$1,272,479
Other payroll and consulting fees	6,563	201,054
Interest	40,850	730,110
Other	82,826	62,500
	$900,929	$2,266,143

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012

14. STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock

During the year ended April 30, 2012, the Company issued an aggregate of 137,662 shares of Series C Preferred stock in settlement of $403,251 of accrued and unpaid compensation.

On January 18, 2012, the Company issued an aggregate of 7,306,859 shares of common stock in exchange for 773,497 shares of Series C Preferred stock.

Common stock

On September 14, 2011, the Company amended its Certificate of Incorporation with the state of Delaware to increase the number of authorized shares of common stock from 500,000,000 to 900,000,000 shares with par value $.001 per share. As of April 30, 2012 and 2011, the Company had 21,279,339 and 1,377,464 shares of common stock issued and outstanding, respectively.

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

During the year ended April 30, 2012, the Company issued an aggregate of 243,644 shares of its common stock in settlement of notes payable and accrued interest of $150,756 or approximately $0.62 per share.

During the year ended April 30, 2012, the Company issued an aggregate of 233,333 shares of its common stock in settlement of accrued liabilities of $210,002.

During the year ended April 30, 2012, the Company issued an aggregate of 8,818,893 shares of its common stock to acquire trademark and distribution rights valued at $4,870,391.

During the year ended April 30, 2012, the Company issued an aggregate of 164,000 shares of its common stock for services rendered valued at $127,920.

During the year ended April 30, 2012, the Company issued an aggregate of 48,000 shares of its common stock in settlement of accrued interest valued at $37,440.

During the year ended April 30, 2012, the Company issued 50,000 shares of its common stock to acquire an investment valued at $39,000.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012

15. WARRANTS AND OPTIONS

Warrants

The following table summarizes the warrants outstanding and related prices for the shares of the Company’s common stock issued as of April 30, 2012:

		Warrants Outstanding Weighted Average			Warrants Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$23.44	213	2.71	$23.44	213	$23.44
51.56	182	2.67	51.56	182	51.56
59.78	647	2.64	59.78	647	59.78
84.38	1,120	2.63	84.38	1,120	84.38
93.75	1,254	2.57	93.75	1,254	93.75
234.38	53	2.33	234.38	53	234.38
243.75	51	2.33	243.75	51	243.75
351.56	67	5.12	351.56	67	351.56
562.50	2,624	8.00	562.50	2,624	562.50
1,312.50	667	2.14	1,312.50	667	1,312.50
1,640.00	33	2.14	1,640.00	33	1,640.00
1,875.00	620	1.15	1,875.00	620	1,875.00
4,815.00	213	5.12	4,815.00	213	4,815.00
Total	7,744	4.07		7,744

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2010	8,629	$802.50
Issued	-	-
Exercised	-	-
Canceled or expired	(404)	(117.50)
Outstanding at April 30, 2011	8,225	812.50
Issued	-	-
Expired	(81)	(697.50)
Canceled	-	-
Outstanding at April 30, 2012	7,744	$812.50

Options

The following table summarizes the options outstanding and related prices for the shares of the Company’s common stock issued as of April 30, 2012:

		Options Outstanding Weighted Average			Warrants Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$600.00	620	1.87	$600.00	465	$600.00
660.00	667	1.87	660.00	500	660.00
1,312.50	133	1.87	1,312.50	133	1,312.50
Total	1,420	1.87		1,098

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012

Transactions involving the Company’s options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2010	1,420	$695.00
Issued	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2011	1,420	695.00
Issued	-	-
Expired	-
Canceled	-	-
Outstanding at April 30, 2012	1,420	$695.00

The Company did not issue options during the year ended April 30, 2012.

16. INCOME TAXES

No provision for income taxes is included in the accompanying statements of operations because of the net operating losses for the year ended April 30, 2012 and 2011, respectively. Holdings and Drinks previously filed income tax returns on a June 30 and December 31 tax year, respectively; however, both companies applied for and received a change in tax year to April 30 and file a federal income tax return on a consolidated basis. Olifant files income tax returns on a February 28 tax year. The consolidated net operating loss carry forward as of April 30, 2012 available to offset future years' taxable income is approximately $37,750,000, expiring in various years through 2031.

As of April 30, 2012 and 2011, components of the deferred tax assets are as follows:

	2011	2010
Net operating loss	$13,118,000	$12,682,000
Compensation	543,000	543,000
Other	200,000	200,000
	13,861,000	13,425,000
Less valuation allowance	(13,861,000)	(13,425,000)

	$—	$—

A valuation allowance has been provided against the entire deferred tax asset due to the uncertainty of future profitability of the Company.

Management's position with respect to the likelihood of recoverability of these deferred tax assets will be evaluated each reporting period.

17.  RELATED PARTY TRANSACTIONS

Loan Payable

The Company is obligated to issue shares of its common stock to several of its shareholders in connection with its June 2009 debt financing (see Note 11).

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012

From July 2007 through April 30, 2012, the Company has borrowed and our CEO has loaned various amounts up to $813,035 to the Company for working capital purposes at an annual interest rate of 12%. As of April 30, 2012 and 2011, amounts owed to our CEO on these loans including accrued and unpaid interest aggregated $Nil and $657, respectively. For the year ended April 30, 2011, interest incurred on these loans aggregated $7,884.

As described in Note 10 above, a note holder and board member provides a $400,000 line of credit, of which $215,946 is being utilized. For the year ended April 30, 2012, the Company has paid $15,258 of interest on the credit line.

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

On October 20, 2009, the Company reached agreements with its Chief Executive Officer and members of its Board of Directors to satisfy obligations owed to them, in the aggregate amount of $1,002,450 for salary, director fees, consulting fees and for satisfaction of a portion of an outstanding loan and the interest accrued thereon, by issuing to them 470 shares of our common stock and warrants to acquire 2,624 shares of our common stock. Under this arrangement, the valuation of the common stock and the exercise price of the warrants was $562.50 a share.  Fifty percent of the warrants can be exercised at anytime during the ten-year term and the other 50 percent will only be exercisable when the Company has achieved positive EBITDA for two successive quarters.  If this profitably standard is not realized during the term of the warrants, 50 percent of the warrants will be forfeited. On April 28 and 29, 2010, the Company issued 470 shares of common stock in satisfaction of $264,550 of director fees, consulting fees and $130,000 of the Chief Executive Officer’s past-due salary and 39,355 warrants in satisfaction of  $506,243 of director fees and consulting fees.

Legal Fees

On March 12, 2009, the Company granted to Fredrick Schulman, a member of our board of directors, options to purchase 2,400 shares of our Company stock, under our Plan, for legal services he provided the Company. The fair market value of the options issued, which vested 100% upon grant, aggregated $54,000.  On February 11, 2010, the Company also issued 10,530 shares to our director with a fair value of $7,897 for legal services he provided the Company.

Royalty Fees

In connection with the Company's distribution and licensing agreements with its equity investee the Company incurred royalty expenses for the years ended April 30, 2012 and 2011 of approximately $-0-.  The operations and the net assets are immaterial.

18. CUSTOMER CONCENTRATION

For the year ended April 30, 2012 and 2011, five and one of our largest customers accounted for 46% and 12%, of the Company's sales, respectively, and seven and one customers accounted for 55% and 10%, respectively of the Company's accounts receivable as of April 30, 2012 and 2011, respectively. The company’s national spirits sales are generally done through the top six spirits and wine distributing companies in the nation, Glazers, Southern Wine and Spirits, Republic National Distributing Company, Johnson Brothers Distributing Company , Charmer and Youngs Market. The company’s beer business is done primarily through a network of Anhueser Busch and Miller and Coors Brewing company distributors in 15 states.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012

19. COMMITMENTS AND CONTINGENCIES

Operating lease

On December 21, 2011, the Company entered into a five-year lease for office space in Ridgefield CT with monthly base lease payments are $2,565 for year one and two, $2,782, $2,853 and $2,967 for years three, four and five, respectively. The Company received a rent credit of $7,696 in each of the months of March 2012, April 2012 and May 2012.

Future minimum lease payments under the operating lease are as follows:

Year Ending April 30,
2013	$28,219
2014	30,785
2015	32,902
2016	34,230
2017	35,605
$161,741

Rent expense charged to operations, which differs from rent paid due to the rent credits and to increasing amounts of base rent, is calculated by allocating total rental payments on a straight-line basis over the term of the lease. During the years ended April 30, 2012 and 2011, rent expense was $44,243 and $42,848, respectively and as of April 30, 2012 and 2011 deferred rent payable was $2,735 and Nil, respectively.

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

On November 1, 2011, the Company amended the Purchase Agreement with Worldwide (the “Amendment Agreement”). The company was granted worldwide distribution rights on both the spirits and beer products of WBI.  In connection with the amended agreement, the Company and Worldwide agreed to amend the terms of the Additional Shares issuances such that the Company shall issue $1,500,000 in additional restricted shares of common stock to Worldwide at a purchase price of $0.50 per share in exchange for Worldwide forgiving a $300,000 loan owed by the Company to Worldwide and Worldwide delivering $1,200,00 in Inventory to the Company, the sale proceeds of which are to be credited to the capital of the Company.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012

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

As of April 30, 2012, the Company has completed the requirements of the stock purchase agreement, as amended, as outlined above.

License Agreement

On June 27, 2011, the Company executed a Stock Purchase Agreement (the “Purchase Agreement”) which resulted in the license and distribution rights (the “Rights”) of up to 39 SKUs of products owned or licensed by Worldwide, and to supply all the inventory on favorable terms for the products related to the Rights (the “Inventory”) to the Company.

Since that time the company has expanded the distribution of KAH Tequila to all 50 states throughout the US and has expanded retail and on premise distribution. KAH tequila continues to be one of the fastest growing premium tequilas in the US.

In November of 2011 the company entered into a distribution and sales agreement with the company Total Tequila World Wide and is now selling KAH Tequila in Austrailia, New Zealand, Hong Kong, Guam and Singapore .

The company is also shipping KAH Tequila to Holland and is currently in discussion for export to other markets in Europe to include England, Belgium ,Germany and Russia.

The company’s KAH Facebook page currently has over 25,000 members . The company has placed KAH Tequila in over 2,000 Tequila Menu listings. Additional KAH Tequila has won numerous awards for product quality.

Our license with respect to the Kid Rock related trademarks currently requires payments to Drinks Americas based upon volume through the term of the agreement.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012

Litigation

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

Niche Media v. Drinks Americas, Inc., Connecticut Superior Court of the Judical District of Stamford Norwalk at Stamford.  In this action, Plaintiff filed suit for unpaid advertising and claimed approximately $130,000 plus accruing interest and attorney fees.  In March 2011, the case was settled and the Plaintiff withdrew the case in exchange for the Company's agreement to pay $90,000 over 29 months commencing June 2011.  Balance due and accrued under this agreement as of April 30, 2012 was $54,800.

Westchester Surplus Lines Insurance Company v. Drinks Americas Waters, LLC d/b/a Drinks Americas, Inc., Connecticut Superior Court for Judicial District of New Haven at Hen Haven, Docket Number NNH-CV 11-6025054S.  In this action, Plaintiff filed suit for unpaid insurance premiums and claims approximately $25,000.  The
Company believes this claim is without merit and will defend vigorously.

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

Jeffrey Daub.  This matter involves a claim by Jeffrey Daub, an ex-employee, for payment of deferred salary.  The matter was settled with the Plaintiff agreeing to a payment plan containing fourteen payments with the final payment due September 1, 2012 for a total of $140,000. Balance due and accrued under this agreement as of April 30, 2012 was $55,000.

In the Matter of Liquor Group Holding, LLC v. Drinks Americas Holdings, Ltd. (American Arbitration Association).   On March 7, 2011, the Company successfully obtained an arbitration award in its favor in the sum $664,659.05 after filing a counterclaimed against Liquor Group Holding, LLC. The Company is currently exploring avenues for collection of the arbitration award.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012

Drinks Americas Holdings, Ltd. / Pabst Brewing Company (relating to the Company’s license to Rheingold beer). On April 10, 2012, Pabst Brewing Company (“Pabst”) issued a notice of default and subsequently issued a notice of termination and a cease and desist letter with respect to that certain License Agreement between the Company and Pabst, dated August 22, 1997, as amended. The Company responded rejecting the aforesaid notices and disputing the alleged default. The Company does not believe that Pabst has any valid legal grounds to terminate the Rheingold beer license. Negotiations with Pabst have ensued and are continuing. There is a likelihood that litigation will be commenced if Pabst refuses to withdraw its default, termination and cease and desist notices.

Drinks Americas, Inc. / Samuel Bailey, Jr., et al. On April 5, 2012 Drinks Americas, Inc. filed a civil suit against three defendants, Samuel Bailey, Jr., Paul Walraven and Jack McKenzie in the Judicial District of Stamford, Connecticut (Docket Number FST-CV-11-6011590).  Drinks claims that the parties breached a certain Settlement Agreement and General Release, dated, August 10, 2009 for failure to deliver shares of stock in Olifant USA, Inc. to Drinks, notwithstanding the receipt by the defendants from Drinks of a $75,000 cash payment and $20,000 worth of Drinks’ stock.  The defendants do not dispute the receipt of the said $75,000 cash payment and $20,000 worth of stock but dispute Drinks’ claims that they owe any money or stock.

Other than the items discussed above, we believe that the Company is currently not subject to litigation, which, in the opinion of our management, is likely to have a material adverse effect on the Company.

20.  FAIR VALUE MEASUREMENT

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
APRIL 30, 2012

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (Including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

As of April 30, 2012, the Company does not have items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements. Convertible notes were determined at market based on their short term historical conversions.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of April 30, 2012:

Derivative Liability
Balance, April 30, 2011	$31,186
Total (gains) losses
Initial fair value of debt derivative at note issuance	-
Mark-to-market at January 31, 2012:
Embedded debt derivative	(1,671)
Transfers out of Level 3 upon conversion and settlement of notes	(29,515)

Balance, April 30, 2012	$-

Net Gain for the year included in earnings relating to the liabilities	$1,671

During the year ended April 30, 2012, the Company paid off the remaining convertible notes with embedded derivatives that required the bifurcation and marking to fair value the derivative conversion option.

21. SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 6, 2012, the date that the financial statements were issued.

On May 15, 2012, Douglas D. Cole was elected to the board of directors of the Company.

On May 30, 2012, the Company made a scheduled payment of $283,000 pursuant to that certain Forbearance Agreement, dated December 13, 2011.

On June 28, 2012, Hubert Millet resigned as a director of the Company.  Mr. Millet’s resignation was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On July 11, 2012, the Company was informed that Marvin Traub, a member of the Company’s board of directors, unexpectedly passed away.

On July 13, 2012, the Company’s board of directors appointed Richard Cabo as Treasurer and Federico Cabo as Corporate Secretary.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012

Letter of Intent

On May  16, 2012 the Company  has entered into a non-binding letter of intent regarding the acquisition of Worldwide Beverage Imports, LLC (“WBI”) for approximately 1,000,000 shares of common stock of the Company in exchange for the assignment and assumption of the contract and sale rights to WBI’s licensed brands, WBI’s sales rights in California the only territory not currently included in Drinks distribution agreement, WBI’s lease for warehouse facilities and a right of first refusal to purchase the assets of Fabrica de Tequilas Finos, S.A. de C.V. and Cerveceria Mexicana, S. de R.L. de C.V. and Cerveceria Azteca, S. de R.L. de C.V.

The final terms and conditions of the Transaction are being negotiated and will be determined in a definitive agreement. No assurances can be provided that a definitive agreement will be executed. Execution of a definitive agreement is subject to, among other things, the grant to the Company of a thirty day right of first refusal to purchase the assets of Fabrica de Tequilas Finos, S.A. de C.V. and Cerveceria Azteca, S. de R.L. de C.V., which right of first refusal shall expire twelve months from the date of the contemplated definitive agreement.