Form 10-Q
period 2012-07-31
DRINKS AMERICAS HOLDINGS, LTD
filed 2012-09-25
CIK 873540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________

Commission File Number:  000-19086

Drinks Americas Holdings, Ltd.
(Exact name of registrant as specified in its charter)

Delaware	87-0438825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4101 Whiteside St.
Los Angeles, Ca.	90063
(Address of principal executive offices)	(Zip Code)

(323) 266-8765
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

As of September 25, 2012, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 21,279,339.

DRINKS AMERICAS HOLDINGS, LTD. AND AFFILIATES

FORM 10-Q

FOR THE QUARTER ENDED JULY 31, 2012

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2012	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$368,185	$295,403
Accounts receivable, net of allowance for doubtful accounts of $146,365 and $138,491	528,418	739,565
Inventory	-	841,401
Other current assets	-	61,574
Total current assets	896,603	1,937,943

Property and equipment, net of accumulated depreciation	11,256	13,518

Other assets:
Investment in equity investees	102,345	102,345
Intangible assets, net of accumulated amortization	5,178,652	5,193,355
Deposits	6,225	6,225
Other assets	46,717	48,550
Total other assets	5,333,939	5,350,475

Total assets	$6,241,798	$7,301,936

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$2,303,125	$2,889,969
Accrued expenses	731,517	900,929
Due to factor	115,309	-
Operating line of credit, related party	415,946	215,946
Investor note payable	510,000	793,000
Notes and loans payable, net of long term portion	369,508	392,008
Due to related party	100,901	-
Total current liabilities	4,546,306	5,191,852

Long term debt:
Deferred rent payable	5,554	2,735

Total liabilities	4,551,860	5,194,587

Commitments and contingencies	-	-

Equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized:
Series A Convertible: $0.001 par value; 10,544 shares issued and outstanding as of July 31, 2012 and April 30, 2012	11	11
Common stock, $0.001 par value; 900,000,000 shares authorized; 21,279,339 shares issued and outstanding as of July 31, 2012 and April 30, 2012	21,279	21,279
Additional paid in capital	50,693,762	50,672,809
Accumulated deficit	(49,024,682)	(48,586,318)
Total Drinks Americas Holdings, Ltd stockholders' equity	1,690,370	2,107,781
Equity attributable to non-controlling interests	(432)	(432)
Total equity	1,689,938	2,107,349

Total Liabilities and Equity	$6,241,798	$7,301,936

The accompanying notes are an integral part of these consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended July 31,
	2012	2011
Sales, net	$1,289,938	$148,080

Cost of sales	996,781	132,782

Gross margin	293,157	15,298

Selling, general and administrative expenses	701,334	514,494
Total operating expenses	701,334	514,494

Net loss from operations	(408,177)	(499,196)

Other income (expense):
Interest, net	(29,699)	(112,188)
Loss on change in fair value of derivative	-	(29,384)
Other expense	-	(3,483)
(Loss) gain on settlement of accounts payable	(488)	17,505
Gain on disposal of product line	-	280,478
Total other income (expense)	(30,187)	152,928

Net loss before non controlling interests	(438,364)	(346,268)

Net loss attributable to non controlling interest	-	-

Net loss	$(438,364)	$(346,268)

Net loss per common share, basic and diluted	$(0.02)	$(0.21)

Weighted average number of common shares outstanding, basic and diluted	21,279,339	1,629,030

The accompanying notes are an integral part of these consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended July 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(438,364)	$(346,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,798	166,055
Bad debt expense	7,874	-
Stock compensation	20,953	20,955
Non cash interest income	-	(4,907)
Gain on sale of interest in product line	-	(280,478)
Gain on change in fair value of derivative liability	-	29,384
Changes in operating assets and liabilities:
Accounts receivable	203,273	17,785
Inventories	841,401	50,138
Other current assets	61,574	6,570
Accounts payable	(586,844)	(56,429)
Accrued expenses	(169,412)	159,492
Deferred rent payable	2,819	-
Net cash used in operating activities	(37,928)	(237,703)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash overdraft	-	8,962
Proceeds from line of credit	200,000	-
Proceeds from factoring of accounts receivable	115,309	-
Proceeds (repayments) from related party	100,901	(657)
Proceeds from issuance of notes payable	-	227,475
Repayments of notes payable	(305,500)	-
Net cash provided from financing activities	110,710	235,780

Net (decrease) increase in cash and cash equivalents	72,782	(1,923)
Cash and cash equivalents-beginning of the period	295,403	1,923

Cash and cash equivalents-end of period	$368,185	$-

Supplemental disclosure of non-cash investing and financing activities:
Interest paid	$16,619	$-
Taxes paid	$-	$-
Satisfaction of note and interest payable by issuance of common stock	$-	$57,515
Payment of accounts payable and accrued expenses with shares of common stock	$-	$463,251
Common stock issued acquire trademark	$-	$240,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

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

On January 15, 2009, Drinks acquired 90% of Olifant U.S.A Inc. (“Olifant”), a Connecticut corporation, which owns the trademark and brand names and holds the worldwide distribution rights (excluding Europe) to Olifant Vodka and Gin.  During the year ended April 30, 2012, the Company reduced its ownership to 48% of Olifant recognizing a gain on disposal of product line of $280,478. In conjunction with the ownership reduction to 48%, the Company eliminated the remaining outstanding debt obligation of $600,000 and transitioned to the equity method of accounting.

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
JULY 31, 2012

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the three months ended July 31, 2012, are not necessarily indicative of the results that may be expected for the year ending April 30, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated April 30, 2012 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

The condensed consolidated financial statements as of April 30, 2012 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

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

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations at July 31, 2012 and April 30, 2012, the allowance for doubtful accounts was $146,365 and $138,491, respectively.

Inventories

Inventories are valued at the lower of cost or market, using the first-in first-out cost method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analysis and assumptions including, but not limited to, historical usage, expected future demand and market requirements. A change to the carrying value of inventories is recorded to cost of goods sold. During the three months ended July 31, 2012, the Company ceased carrying inventory, as the sale is made, the Company purchases and ships directly from manufacturer/wholesaler to the customer.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. The Company's policy is to record an impairment loss at each balance sheet date when it is determined that the carrying amount may not be recoverable. Recoverability of these assets is based on undiscounted future cash flows of the related asset. For the three months ended July 31, 2012, the Company concluded that there was no impairment.

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

During the year ended April 30, 2012 the Company management performed an evaluation of its recorded book value of its intangible assets for purposes of determining the implied fair value of the assets at April 30, 2012. The test indicated that the recorded remaining book value of certain intangible assets did not exceed its fair value for the year ended April 30, 2012.  Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

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

Earnings (Loss) Per Share

The Company computes earnings (loss) per share whereby basic earnings (loss) per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings (loss) per share is determined in the same manner as basic earnings (loss) per share except that the number of shares is increased to assume exercise of potentially dilutive and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the three months ended July 31, 2012 and 2011, the diluted earnings per (loss) share amounts equal basic earnings (loss) per share because the Company had net losses or the impact of the assumed exercise of contingently issuable shares would have been anti-dilutive.

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

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

3. GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of July 31, 2012, the Company has shareholders' equity of $1,690,370 applicable to controlling interest compared with $2,107,781 applicable to controlling interest for the year ended April 30, 2012, current liabilities exceeded current assets (working capital deficit) by $3,649,703 as of July 31, 2012 and has incurred significant operating losses and negative cash flows since inception. For the three months ended July 31, 2012, the Company sustained a net loss of $438,364 compared to a net loss of $346,268 for the three months ended July 31, 2011 and used cash of approximately $37,928 in operating activities for the three months ended July 31, 2012 compared with approximately $238,000 for the three months ended July 31, 2011. With our relationship with WBI, we believe our liquidity will improve.  In addition, the increased sales revenues have helped.  In the event, if we are not able to increase our working capital, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

4. ACCOUNTS RECEIVABLE

Accounts Receivable as of July 31, 2012 and April 30, 2012 consist of the following:

	July 31, 2012	April 30, 2012
	(unaudited)
Accounts receivable	$674,783	$878,056
Allowances	(146,365)	(138,491)
	$528,418	$739,565

5. INVENTORIES

Inventories as of July 31, 2012 and April 30, 2012 consist of the following:

	July 31, 2012	April 30, 2012
	(unaudited)
Raw Materials	$-	$20,431
Finished goods	-	820,970
	$-	$841,401

All raw materials used in the production of the Company's inventories are purchased by the Company and delivered to independent production contractors.  During the three months ended July 31, 2012, the Company ceased carrying inventory, as the sale is made, the Company purchases and ships directly from manufacturer/wholesaler to the customer.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

6. OTHER CURRENT ASSETS

Other Current Assets as of July 31, 2012 and April 30, 2012 consist of the following:

	July 31, 2012	April 30, 2012
	(unaudited)
Employee advances	$-	$46,659
Prepaid Other	-	14,915
	$-	$61,574

Prepaid other are comprised of prepaid marketing fees, employee travel advances and expenses.

7. PROPERTY AND EQUIPMENT

Property and equipment as of July 31, 2012 and April 30, 2012consist of the following:

	Useful Life	July 31, 2012	April 30, 2012
		(unaudited)
Computer equipment	5 years	$8,401	$8,401
Furniture & fixtures	5 years	44,028	44,028
Automobiles	5 years	27,136	27,136
Production molds & tools	5 years	92,400	92,400
		171,965	171,965
Accumulated depreciation		(160,709)	(158,447)
		$11,256	$13,518

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

Depreciation expense for the three months ended July 31, 2012 and 2011 was $2,262 and $5,877, respectively.

 DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

8. INTANGIBLE ASSETS

Intangible assets include the acquisition costs of trademarks, license rights and distribution rights for the Company’s alcoholic beverages.

As of July 31, 2012 and April 30, 2012, intangible assets are comprised of the following:

	July 31, 2012	April 30, 2012
	(unaudited)
Trademark and license rights of Rheingold beer	230,000	230,000
Worldwide Beverages agreement	4,870,391	4,870,391
Other trademark and distribution rights	475,000	475,000
	5,575,391	5,575,391
Accumulated amortization	(399,001)	(382,036)
	$5,178,652	$5,193,355

Amortization expense for the three months ended July 31, 2012 and 2011 was $16,965 and $14,703, respectively.

Investment in equity investees represents the Company's investment in Old Whiskey Rivers and is recorded at fair value.  There were immaterial changes in valuation for the three months ended July 31, 2012.

9. INVESTOR NOTE PAYABLE

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

On December 13, 2011, the Company and the Investor entered into a Forbearance Agreement (the “Forbearance Agreement”) whereby the Investor agreed to forbear from enforcing the Investor’s remedial rights under the Loan Documents until January 1, 2013 (the “Forbearance Agreement”).  Pursuant to the Forbearance Agreement, the Debenture will remain in full force and effect and, as a result of certain defaults under the Loan Documents, the outstanding amount owed under the Debenture, including interest, fees, penalties and legal fees, was agreed to be no less than $2,000,000, with interest, fees and penalties continuing to accrue (the “Debenture Balance”).  Notwithstanding the Debenture Balance, the Company and the Investor agreed to a payoff balance of $1,126,360 (the “Forbearance Amount”), which Forbearance Amount shall accrue interest at a rate of 8% per annum, commencing on December 13, 2011.  So long as the Company complies with the terms of the Forbearance Agreement and no further defaults occur under the Loan Documents, the Company’s obligation will be entirely satisfied upon due payment of the Forbearance Amount in accordance with the following schedule of fixed cash payments:

▪	$285,360 upon execution of the Forbearance Agreement, which payment was made on December 13, 2011;
▪	$50,000 to be paid on or before March 1, 2012, which payment was made on February 27, 2012;
▪	$283,000 to be paid on or before June 1, 2012, which payment was made in June 2012;
▪	$50,000 to be paid on or before September 1, 2012;
▪	$50,000 to be paid on or before November 1, 2012; and
▪	$408,000 plus all accrued and unpaid interest to be paid on or before January 1, 2013.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

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

10. LINE OF CREDIT, RELATED PARTY

As of July 31, 2012 and April 30, 2012, the Company has outstanding $415,946 and $215,946 on a $660,000 line of credit, unsecured at 15% per annum, due upon demand, respectively.  The line of credit is provided by a current note holder and board member of the Company.  For the three months ended July 31, 2012, the Company paid $5,489 as interest expense.

11. NOTES AND LOANS PAYABLE

Notes and Loans Payable as of July 31, 2012 and April 30, 2011 consisted of the following:

	July 31, 2012	April 30, 2012
	(unaudited)
Note Payable (a)	$192,000	$192,000
Note Payable (b)	145,008	145,008
Note Payable (c)	32,500	55,000
	369,508	392,008
Less current portion	369,508	392,008

Long-term portion	$-	$-

(a):

On December 13, 2010, in connection with the settlement of accrued but unpaid salary compensation due to our former Vice President of Sales, we issued a promissory note for $192,000. The note accrues interest at the annual rate of 6% and is due the earliest of thirty business days following the successful completion and receipt of a financing equal to or greater than one million dollars or January 1, 2012. At July 31, 2012, the Company accrued interest payable of $13,056.

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

(b):

As of July 31, 2012, the Company has borrowed an aggregate of $250,000 net of 104,992 of repayments, from an investor under an informal agreement for working capital purposes.  The loan is payable on demand and is classified under notes and loans payable as a current liability of $145,008 as of July 31, 2012 and April 30, 2012.  Interest is paid on a monthly basis.

(c):

In December 2011, in connection with the settlement of accrued but unpaid salary compensation due to an ex-employee, we agreed to a payment plan containing fourteen payments with the final payment due September 1, 2012 for a total of $140.000. Balance due under this agreement as of July 31, 2012 and April 30, 2012 was $32,500 and $55,000, respectively.

12. DUE TO FACTOR

On June 18, 2012, the Company entered a recourse factoring agreement expiring six months from execution.  The factoring agreement advances 80% of approved invoices.  The factoring agreement is secured by continuing lien on   accounts receivable, contract rights, instruments, chattel paper, general intangibles and inventory.

13. ACCRUED EXPENSES

Accrued expenses consist of the following at July 31, 2012 and April 30, 2012:

	July 31, 2012	April 30, 2012
	(unaudited)
Payroll, board compensation and consulting fees owed to officers, directors and shareholders	$588,198	$770,690
Other payroll and consulting fees	6,563	6,563
Interest	53,930	40,850
Other	82,826	82,826
	$731,517	$900,929

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

14. WARRANTS AND OPTIONS

Warrants

The following table summarizes the warrants outstanding and related prices for the shares of the Company’s common stock issued as of July 31, 2012:

		Warrants Outstanding Weighted Average			Warrants Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$23.44	213	2.46	$23.44	213	$23.44
51.56	182	2.42	51.56	182	51.56
59.78	647	2.39	59.78	647	59.78
84.38	1,120	2.38	84.38	1,120	84.38
93.75	1,254	2.32	93.75	1,254	93.75
234.38	53	2.08	234.38	53	234.38
243.75	51	2.08	243.75	51	243.75
351.56	67	4.87	351.56	67	351.56
562.50	2,624	7.75	562.50	2,624	562.50
1,312.50	667	1.89	1,312.50	667	1,312.50
1,640.00	33	1.89	1,640.00	33	1,640.00
1,875.00	620	0.90	1,875.00	620	1,875.00
4,815.00	213	4.87	4,815.00	213	4,815.00
Total	7,744	3.82		7,744

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2011	8,225	$812.50
Issued	-	-
Expired	(81)	(697.50)
Canceled	-	-
Outstanding at April 30, 2012	7,744	812.50
Issued	-	-
Expired	-
Canceled	-	-
Outstanding at July 31, 2012	7,744	$812.50

 DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

Options

The following table summarizes the options outstanding and related prices for the shares of the Company’s common stock issued as of July 31, 2012:

		Options Outstanding Weighted Average			Warrants Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$600.00	620	1.62	$600.00	465	$600.00
660.00	667	1.62	660.00	500	660.00
1,312.50	133	1.62	1,312.50	133	1,312.50
Total	1,420	1.62		1,098

Transactions involving the Company’s options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2011	1,420	$695.00
Issued	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2012	1,420	695.00
Issued	-	-
Expired	-
Canceled	-	-
Outstanding at July 31, 2012	1,420	$695.00

The Company did not issue options during the three months ended July 31, 2012.

 DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

15.  RELATED PARTY TRANSACTIONS

Due to Stockholders

The Company is obligated to issue shares of its common stock to several of its stockholders in connection with its June 2009 debt financing (see Note 9).

During the three months ended July 31, 2012, the Company incurred$117,086, net of repayments of $16,185, to the Company's CEO for incurred past expenses.

As described in Note 10 above, a note holder and board member provides a $660,000 line of credit, of which $415,946 is being utilized. For the three months ended July 31, 2012, the Company has paid $5,489 of interest on the credit line.

Please refer to the Company's filed 10-K for the year ended April 30, 2012 for additional related party transactions.

16. CUSTOMER CONCENTRATION

For the three months ended July 31, 2012, five and one of our largest customers accounted for 29% and 35%, of the Company's sales, respectively, and seven and one customers accounted for 44% and 10%, respectively of the Company's accounts receivable as of July 31, 2012 and April 30, 2012, respectively. For the three months ended July 31, 2011, our largest customer accounted for 35% of our sales
.
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

17. SUBSEQUENT EVENTS

On August 30, 2012, the Company entered into Amendment No. 2 (the “Amendment”) to that certain License Agreement Date June 27, 2011 with Worldwide Beverage Imports, LLC.  Pursuant to the Amendment (i) the Company is now permitted to sell and distribute WBI licensed spirits in all states of the United States, including California; and (ii) the Company’s right to an exclusive license to use and display certain trademarks, service marks, and trade names which are applicable to WBI products was made into a non-exclusive license.  The exclusive distribution license for WBI products was not altered.

In consideration for and as an inducement to enter into the Amendment, the Company agreed to transfer 2,750,000 shares of the Company’s common stock and 250,000 shares of the Company’s Series D Preferred Stock, which was newly designated on August 30, 2012, to WBI (the “Holder”).

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2012

The Series D Preferred Stock vote as a single class with the common stock of the Company and the holders of the Series D Preferred Stock hold the number of votes equal to 100 times the number of shares of Series D Preferred Stock.  Upon liquidation, the holders of the Series D Preferred Stock have the right to receive, prior to any distribution with respect to the Company’s common stock, but subject to the rights of the holders of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, the Stated Value (plus any other fees or liquidated damages payable thereon).

Provided that the Holder and the Holder’s affiliates have been relieved of their personal guarantees on behalf of the Company and all debt to the Holder and the Holder’s affiliates is paid in full, the Series D Preferred Stock shall automatically be converted into 250,000 shares of the Company’s Common Stock, if, at any time, (i) the Holder and the Holder’s affiliates reduces its ownership of the Company’s Common Stock below 50% of 10,229,602 shares, the number of shares the Holder and the Holder’s affiliates held on August 23, 2012 and the concentration of Common Stock has not exceeded 20% of 10,229,602 shares by any other individual or affiliate group; or (ii) the total number of the Company’s common stock shareholders exceeds 1,000 shareholders.

On September 14, 2012, pursuant to a separation and release agreement, J. Patrick Kenny resigned his positions as the Company’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, as well as his position serving on the Company’s board of directors.  Mr. Kenny’s resignation was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On September 14, 2012, Federico Cabo was appointed by unanimous consent of the Board of Directors to serve as the Company’s Chief Executive Officer and President.  Concurrently, Steven Dallas was appointed to serve as the Company’s interim Chief Financial Officer.

Subsequent events have been evaluated through September 25, 2012, a date that the financial statements were issued.

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

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended April 30, 2012, and those described from time to time in our future reports filed with the Securities and Exchange Commission.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Introduction

The following discussion and analysis summarizes the significant factors affecting: (1) our consolidated results of operations for the three months ended July 31, 2012, compared to the three months ended July 31, 2011, and (2) our liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes included  in our Annual Report Form 10-K, filed on August 14, 2012.

Results of Operations

Three Months Ended July 31, 2012 Compared to Three Months Ended July 31, 2011

Net Sales: Net sales were approximately $1,290,000 for the three months ended July 31, 2012 compared to net sales of approximately $148,000 for the same period last year, an increase of 771% as a result of the Company’s sales of products from the Drinks WBI transaction and the companies access to production credit that arises from the deal whereby the company is no longer impeded from production limited by access to capital. The company’s KAH Tequila is the primary driver of revenue growth for the company.

Gross Margin:  Gross margin was $293,157, or 22.7% of net sales for the three months ended July 31, 2012 compared to gross margin of $15,298, or 10.3% of net sales for the three months ended July 31, 2011.

Selling, General and Administrative Expenses: Selling, general and administrative expenses totaled approximately $701,000 for the three months ended July 31, 2012, compared to $514,000 for the three months ended July 31, 2011, an increase of approximately $187,000, or 36.4%, attributable to additional selling costs due increased sales volumes.

Interest expense:  Interest expense for the three months ended July 31, 2012 was approximately $30,000 compared to $112,000 for the same period last year, a net decrease of $82,000 or 73%.  This decrease is predominantly due to our access to production through our WBI transaction and a reduction in the cost of financing our outstanding liabilities as compared to prior year.

Loss on change in fair value of derivative:  During the three months ended July 31, 2011, we were required to bifurcate the conversion option embedded in certain convertible promissory notes and record at fair value each reporting period as a liability.  During the three months ended July 31, 2011, we recorded a loss on change in fair value of $29,384 as compared to Nil the same period current year.

Loss (gain) on settlement of debt:  During the three months ended July 31, 2012, we negotiated and settled outstanding debt, primarily trade vendors.  As such, we recognized a loss on settlement of debt of approximately $500 for the three months ended July 31, 2012 compared to a gain of approximately $18,000 the same period last year.

Gain on disposal of product line:  During the three months ended July 31, 2011, we exchanged 42% of our interest in Olifant U.S.A, Inc. for the cancellation of our remaining outstanding debt obligation and related accrued interest.  With the exchange, we reduced our ownership to 48% and realized a gain on sale of the product line of approximately $280,478 compared to Nil for the three months ended July 31, 2012.

Financial Liquidity and Capital Resources

Our accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of July 31, 2012, the Company has shareholders' equity of approximately $1,690,000 applicable to controlling interests compared with $2,108,000 applicable to controlling interests at April 30, 2012, and working capital deficiency of approximately $3,650,000 as of July 31, 2012 and has incurred significant operating losses and negative cash flows since inception. For the three months ended July 31, 2012, the Company sustained an operating loss of approximately $408,000 compared to an operating loss of $499,000 for the three months ended July 31, 2011 and used cash of approximately $38,000 in operating activities for the three months ended July 31, 2012 compared with approximately $238,000 for the three months ended July 31, 2011. We have converted certain liabilities into equity.   The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

We will need to continue to manage carefully our working capital and our business decisions will continue to be influenced by our working capital requirements.

Net Cash Used in Operating Activities: Net cash used in operating activities for the three months ended July 31, 2012 was approximately $38,000, primarily from our loss of approximately $438,000 net with non cash activities of approximately $19,000 depreciation and amortization, $21,000 stock based compensation, $352,000 changes in operating assets and sundry other non cash activities (primarily decreases in our accounts receivable and inventory). We have to date funded some of our operations predominantly through loans from shareholders, officers and investors.

Net Cash provided by Investing Activities: Nil for the three months ended July 31, 2012 and 2011.

Net Cash provided by Financing Activities: Net cash provided by financing activities for the three months ended July 31, 2012 was approximately $111,000 primarily from net proceeds from line of credit of $200,000, related party loan of $101,000 and factoring of our accounts receivable of $115,309,  net with repayments of $305,500. Net cash provided by  financing activities for the three months ended July 31, 2011 was $236,000 primarily from net proceeds from debt and notes payable.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

Our Chief Executive Officer and our interim Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2012, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2012, our Chief Executive Officer and our interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the Company’s inability to file this quarterly report within the period specified by the SEC.  However, the Company believes that because the Company has recently segregated the Chief Executive Officer and Chief Financial Officer functions and because it expects to hire qualified accounting personnel to keep the books and records of the Company, our disclosure controls and procedures, going forward, will be effective to provide reasonable assurance that information required to be declared by us in reports that we file with or submit to the Securities and Exchange Commission (the “SEC”) is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15 under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings.

There have been no material changes in legal proceeds previously disclosed in our Annual Report on Form 10-K for the year ended April 30, 2012.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended April 30, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not Applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Federico Cabo, Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Steven Dallas, Interim Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Taxonomy Extension Schema Document*

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101 LAB	XBRL Taxonomy Extension Label Linkbase Document*

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes or schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRINKS AMERICAS HOLDINGS, LTD.

September 25, 2012	By:	/s/ Federico Cabo
Federico Cabo Chief Executive Officer

September 25, 2012	By:	/s/ Steven Dallas
Steven Dallas Interim Chief Financial Officer (Principal Accounting Officer)