Form 10-Q/A
period 2012-07-31
DRINKS AMERICAS HOLDINGS, LTD
filed 2012-10-15
CIK 873540

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

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2012 of Drinks Americas Holdings, Ltd. (the “Company”) filed with the Securities and Exchange Commission on September 25, 2012 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

31.1*	Certification of Principal Executive Officer

31.2*	Certification of Principal Financial Officer

32.1*	Certification of Federico Cabo, Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Steven Dallas, Interim Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS**	XBRL Instance Document

101 SCH**	XBRL Taxonomy Extension Schema Document

101 CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB**	XBRL Taxonomy Extension Label Linkbase Document

101 PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* These exhibits were previously included or incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2012, filed with the Securities and Exchange Commission on September 25, 2012.

** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, in the capacities and the dates indicated,thereunto duly authorized.

DRINKS AMERICAS HOLDINGS, LTD.

October 15, 2012	By:	/s/ Federico Cabo
Federico Cabo Chief Executive Officer

October 15, 2012	By:	/s/ Steven Dallas
Steven Dallas Interim Chief Financial Officer (Principal Accounting Officer)