Form 10-Q
period 2012-10-31
DRINKS AMERICAS HOLDINGS, LTD
filed 2013-01-22
CIK 873540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2012

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

As of January 22, 2013, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 25,416,908.

DRINKS AMERICAS HOLDINGS, LTD. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 31, 2012

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements

DRINKS AMERICAS HOLDINGS, LTD., AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2012	2012
ASSETS

Current assets:
Cash and cash equivalents	$6,076	$295,403
Accounts receivable, net	575,704	739,565
Inventory	--	841,401
Other current assets	--	61,574
Total current assets	581,780	1,937,943

Property and equipment, net of accumulated depreciation	--	13,518
Investment in equity investees	--	102,345
Intangible assets, net of accumulated amortization	--	5,193,355
Deposits	--	6,225
Other assets	--	48,550
	--	5,363,993

Total assets	$581,780	$7,301,936

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,011,771	$2,889,969
Accounts payable - related party	2,301,121	--
Accrued expenses	1,535,560	900,929
Due to factor	141	--
Series A Convertible Preferred Stock redemption liability	8,552,390	--
Operating line of credit, related party	660,938	215,946
Convertible note payable, net of debt discount of $60,000 and $0	265,000	--
Investor notes payable	460,000	793,000
Notes and loans payable	219,500	247,000
Notes and loans payable - related party	405,008	145,008
Total current liabilities	15,411,429	5,191,852

Long term debt
Deferred rent	--	2,735
Total liabilities	15,411,429	5,194,587

Stockholders' equity (deficit):
Preferred stock: $0.001 par value; 1,000,000 shares authorized; Series A Convertible: $0.001 par value; 2,884 and 10.544 shares issued and outstanding as of October 31, 2012 and April 30, 2012	3	11
Series D Convertible: $0.001 par value; 114,000 and 0 shares issued and outstanding as of October 31, 2012 and April 30, 2012	114	-
Common stock, $0.001 par value; 900,000,000 shares authorized; 24,826,487 and 21,279,339 issued and outstanding as of October 31, 2012 and April 30, 2012:	24,826	21,279
Additional paid-in capital	43,185,411	50,672,809
Accumulated deficit	(58,040,003)	(48,586,318)
Total stockholders' equity (deficit)	(14,829,649)	2,107,781
Equity attributable to non-controlling interest	--	(432)
Total stockholders' equity (deficit)	(14,829,649)	2,107,349

Total liabilities and stockholders' equity (deficit)	$581,780	$7,301,936

The accompanying notes are an integral part of these consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD., AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended October 31, 2012	For the three months ended October 31, 2011	For the six months ended October 31, 2012	For the six months ended October 31, 2011

Sales	$1,931,456	$1,270,589	$3,221,394	$1,418,669
Cost of sales	1,524,152	968,212	2,520,933	1,100,994
Gross margin	407,304	302,377	700,461	317,675

Operating expense
Selling, general and administrative	4,161,401	731,168	4,862,736	1,245,662
Impairment losses	5,295,700	--	5,295,700	--
Loss on settlement of royalty agreement	--	250,000	--	250,000
Total operating expenses	9,457,101	981,168	10,158,436	1,495,662

Net loss from operations	(9,049,797)	(678,791)	(9,457,975)	(1,177,987)

Other income (expense)
Interest expense	(338,048)	(56,486)	(367,747)	(168,674)
Gain on change in fair value of derivative	--	31,055	--	1,671
Other expense	--	(1,913)	--	(5,396)
Gain on settlement of accounts payable, net	372,957	321,932	372,469	339,437
Gain on disposal of product line	--	-	--	280,478
Total other income (expense)	34,909	294,588	4,722	447,516

Net loss before non-controlling interest	(9,014,888)	(384,203)	(9,453,253)	(730,471)

Net loss attributable to non-controlling interest	432	-	432	-

Net loss	$(9,015,320)	$(384,203)	$(9,453,685)	$(730,471)

Basic loss per common share	$(0.38)	$(0.19)	$(0.42)	$(0.40)

Basic weighted average common shares outstanding	23,830,584	2,055,928	22,547,991	1,843,956

The accompanying notes are an integral part of these consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the six months ended October 31, 2012	For the six months ended October 31, 2011

Cash flows from operating activities:
Net loss	$(9,453,685)	$(730,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,518	195,631
Impairment losses	5,295,700	-
Bad debt expense	-	22,388
Stock-based compensation for services	425,963	191,907
Net loss allocated to non-controlling interest	432	-
Gain on settlement of debts	(372,469)	(339,437)
Non-cash interest income	-	(9,876)
Non-cash interest expense	233,770	-
Gain on sale of interest in products line	-	(280,478)
Gain on change in fair value of derivative liability	-	(1,671)
Changes in operating assets and liabilities:
Accounts receivable	163,861	(666,036)
Inventories	841,401	(634,941)
Other assets	110,124	8,770
Deposits	6,225	-
Accounts payable	(1,730,895)	252,672
Accounts payable-related party	2,301,121	-
Accrued expenses	1,275,188	344,191
Deferred rent	(2,735)	-
Net cash used in operating activities	(892,481)	(1,647,351)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from factor	555,062	-
Repayments to factor	(647,301)	-
Proceeds from related party line of credit	444,992	286,019
Proceeds from convertible debt	250,000	-
Proceeds from common stock subscription	-	1,350,000
Net repayments of related party loans	-	(657)
Proceeds from investor notes payable	(333,000)	-
Proceeds from the issuance of notes payable, related party	360,901	227,475
Repayments of notes payable	(27,500)	(102,316)
Net cash provided by financing activities	603,154	1,760,521

Net change in cash	(289,327)	113,170

Cash, beginning of period	295,403	1,923

Cash, end of period	$6,076	$115,093

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$17,816	$8,005
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Redemption of convertible Preferred A shares	$8,426,000	$-
Shares of common stock issued for settlement of accounts payable	$274,892	$96,155
Warrants issued for settlement of debt	$241,000	$-
Payment of accounts payable and accrued expense with shares of common stock	$-	$463,251
Common stock issued to acquire trademark	$-	$240,000

The accompanying notes are an integral part of these consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS

Basis of Presentation

On March 9, 2005 the shareholders of Drinks Americas, Inc., ("Drinks") a company engaged in the business of importing and distributing unique, premium alcoholic and non-alcoholic beverages to beverage wholesalers throughout the United States, acquired control of Drinks Americas Holdings, Ltd. ("Holdings" or the "Company "). Holdings and Drinks were incorporated in the State of Delaware on February 14, 2005 and September 24, 2002, respectively. On March 9, 2005 Holdings merged with Gourmet Group, Inc. ("Gourmet"), a publicly traded Nevada corporation, which resulted in Gourmet shareholders acquiring 1 share of Holdings' common stock in exchange for 10 shares of Gourmet's common stock. Both Holdings and Gourmet were considered "shell" corporations, as Gourmet had no operating business on the date of the share exchange, or for the previous three years. Pursuant to the June 9, 2004 Agreement and Plan of Share Exchange among Gourmet, Drinks and the Drinks' shareholders, Holdings, with approximately 16,232 shares of outstanding common stock, issued approximately 180,656 of additional shares of its common stock on March 9, 2005 (the "Acquisition Date") to the common shareholders of Drinks and to the members of its affiliate, Maxmillian Mixers, LLC ("Mixers"), in exchange for all of the outstanding Drinks' common shares and Mixers' membership units, respectively. As a result Maxmillian Partners, LLC ("Partners") a holding company which owned 99% of Drinks' outstanding common stock and approximately 55% of Mixers' outstanding membership units, became Holdings' controlling shareholder with approximately 87% of Holdings' outstanding common stock. For financial accounting purposes this business combination has been treated as a reverse acquisition, or a recapitalization of Partners' subsidiaries (Drinks and Mixers).

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

Nature of Business

Through our wholly owned subsidiary, Drinks Americas Holdings, Inc. (“Drinks”), Drinks distributes and markets unique premium alcoholic beverages to beverage wholesalers throughout the United States and internationally.

In June of 2011, the company entered into an agreement to license and distribute the brands of Worldwide Beverage Imports ("WBI") in the eastern United States with brands to include KAH Tequila, Agave 99, Ed Hardy Tequila, Mexicali Beer, Chili Beer and Red Pig ale as well as various other products produced and imported by Worldwide Beverage Imports in return for the shares in the Company that would be no greater than 49% of the Company.

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

DRINKS AMERICAS HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
(Unaudited)

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

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the six months ended October 31, 2012, are not necessarily indicative of the results that may be expected for the year ending April 30, 2013. These unaudited consolidated financial statements should be read in conjunction with the consolidated April 30, 2012 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

The consolidated financial statements as of April 30, 2012 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary (collectively, the "Company"). All significant inter-company transactions and balances have been eliminated in consolidation.

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

DRINKS AMERICAS HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
(Unaudited)

Accounts Receivable

Accounts receivable are recorded at the original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations at October 31, 2012 and April 30, 2012, the allowance for doubtful accounts was $0 and $138,491, respectively.

Inventories

Inventories are valued at the lower of cost or market, using the first-in first-out cost method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analysis and assumptions including, but not limited to, historical usage, expected future demand and market requirements. A change to the carrying value of inventories is recorded to cost of goods sold.  During the six months ended October 31, 2012, the Company ceased carrying inventory and ships directly from manufacturer/wholesaler to the customer.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. The Company's policy is to record an impairment loss at each balance sheet date when it is determined that the carrying amount may not be recoverable. Recoverability of these assets is based on undiscounted future cash flows of the related asset. For the six months ended October 31, 2012, the Company recorded impairment losses of $5,193,355 and $102,345 for intangible assets and investment in equity investees, respectively.

Intangible Assets

The costs of intangible assets with determinable useful lives are amortized over their respective useful lives and reviewed for impairment when circumstances warrant. Intangible assets that have an indefinite useful life are not amortized until such useful life is determined to be no longer indefinite. Evaluation of the remaining useful life of an intangible asset that is not being amortized must be completed each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Indefinite-lived intangible assets must be tested for impairment at least annually, or more frequently if warranted. Intangible assets with finite lives are generally amortized on a straight line bases over the estimated period benefited. The costs of trademarks and product distribution rights are amortized over their related useful lives of between 15 to 40 years. We review our intangible assets for events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable, in which case an impairment charge is recognized currently.

DRINKS AMERICAS HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
(Unaudited)

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

Earnings (Loss) Per Share

The Company computes earnings (loss) per share whereby basic earnings (loss) per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings (loss) per share is determined in the same manner as basic earnings (loss) per share except that the number of shares is increased to assume exercise of potentially dilutive and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the three and six months ended October 31, 2012 and 2011, the diluted earnings per (loss) share amounts equal basic earnings (loss) per share because the Company had net losses or the impact of the assumed exercise of contingently issuable shares would have been anti-dilutive.

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

DRINKS AMERICAS HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
 (Unaudited)
3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of October 31, 2012, the Company has stockholders' equity (deficit) of $(14,829,649) and current liabilities exceeded current assets (working capital deficit) by $14,829,649 as of October 31, 2012. The Company has incurred significant operating losses and negative cash flows from operating activities since inception. For the six months ended October 31, 2012, the Company sustained a net loss of $9,453,685 compared to a net loss of $730,471 for the six months ended October 31, 2011 and used cash of approximately $892,481 in operating activities for the six months ended October 31, 2012 compared with approximately $1,647,351 for the six months ended October 31, 2011.

Our business plan includes increasing our sales from beverages and the issuance of additional equity securities of the Company for cash. If we are unable to implement our business plan or if we are delayed all or part of our business plan, our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be adversely affected.

The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

4. ACCOUNTS RECEIVABLE

Accounts Receivable as of October 31, 2012 and April 30, 2012 consist of the following:

	October 31, 2012	April 30, 2012

Accounts receivable	$575,704	$878,056
Allowances	-	(138,491)
	$575,704	$739,565

5. INVENTORIES

Inventories as of October 31, 2012 and April 30, 2012 consist of the following:

	October 31, 2012	April 30, 2012

Raw Materials	$-	$20,431
Finished goods	-	820,970
	$-	$841,401

All raw materials used in the production of the Company's inventories are purchased by the Company and delivered to independent production contractors.  During the six months ended October 31, 2012, the Company ceased carrying inventory and ships directly from manufacturer/wholesaler to the customer.

DRINKS AMERICAS HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
(Unaudited)

6. OTHER CURRENT ASSETS

Other Current Assets as of October 31, 2012 and April 30, 2012 consist of the following:

	October 31, 2012	April 30, 2012

Employee advances	$-	$46,659
Prepaid Other	-	14,915
	$-	$61,574

Prepaid other are comprised of prepaid marketing fees, employee travel advances and expenses.

7. PROPERTY AND EQUIPMENT

Property and equipment as of October 31, 2012 and April 30, 2012 consist of the following:

	Useful Life	October 31, 2012	April 30, 2012

Computer equipment	5 years	$-	$8,401
Furniture & fixtures	5 years	-	44,028
Automobiles	5 years	-	27,136
Production molds & tools	5 years	-	92,400
		-	171,965
Accumulated depreciation		-	(158,447)
		$-	$13,518

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

Depreciation expense for the six months ended October 31, 2012 and 2011 was $13,518 and $5,877, respectively.

DRINKS AMERICAS HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
(Unaudited)

8. INTANGIBLE ASSETS

Intangible assets include the acquisition costs of trademarks, license rights and distribution rights for the Company’s alcoholic beverages.

As of October 31, 2012 and April 30, 2012, intangible assets are comprised of the following:

	October 31, 2012	April 30, 2012

Trademark and license rights of Rheingold beer	$-	$230,000
Worldwide Beverages agreement	-	4,870,391
Other trademark and distribution rights	-	475,000
	-	5,575,391
Accumulated amortization	-	(382,036)
	$-	$5,193,355

Amortization expense for the six months ended October 31, 2012 and 2011 was $16,965 and $14,703, respectively.

9. INVESTMENT IN EQUITY INVESTEES

Investment in equity investees represents the Company's investment in Old Whiskey Rivers and is recorded at fair value.  During the six months ended October 31, 2012, the Company recorded an impairment loss of $102,345 in the investment in equity investees.

10. INVESTOR NOTES PAYABLE

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

On December 13, 2011, the Company and the Investor entered into a Forbearance Agreement (the “Forbearance Agreement”) whereby the Investor agreed to forbear from enforcing the Investor’s remedial rights under the Loan Documents until January 1, 2013 (the “Forbearance Agreement”).  Pursuant to the Forbearance Agreement, the Debenture will remain in full force and effect and, as a result of certain defaults under the Loan Documents, the outstanding amount owed under the Debenture, including interest, fees, penalties and legal fees, was agreed to be no less than $2,000,000, with interest, fees and penalties continuing to accrue (the “Debenture Balance”).  Notwithstanding the Debenture Balance, the Company and the Investor agreed to a payoff balance of $1,126,360 (the “Forbearance Amount”), which Forbearance Amount shall accrue interest at a rate of 8% per annum, commencing on December 13, 2011.  So long as the Company complies with the terms of the Forbearance Agreement and no further defaults occur under the Loan Documents, the Company’s obligation will be entirely satisfied upon due payment of the Forbearance Amount in accordance with the following schedule of fixed cash payments:

• $285,360 upon execution of the Forbearance Agreement, which payment was made on December 13, 2011;
• $50,000 to be paid on or before March 1, 2012, which payment was made on February 27, 2012;
• $283,000 to be paid on or before June 1, 2012, which payment was made on May 31, 2012;

• $50,000 to be paid on or before September 1, 2012, which payment was made on September 6, 2012;
• $50,000 to be paid on or before November 1, 2012; and
• $408,000 plus all accrued and unpaid interest to be paid on or before January 1, 2013, which payment was not made (See Note 21).

DRINKS AMERICAS HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
(Unaudited)

On October 5, 2011 the Company paid the Investor $50,000 and shortly thereafter a final issuance of 77,280 shares of Common Stock which payment and issuance were credited to the Debenture Balance and the Forbearance Amount and were reflected in the amounts owed under the Debenture Balance and the Forbearance Amount.

In the event that the Company does not comply with all of its obligations or a default occurs under the Forbearance Agreement or the Loan Documents (a “Future Default”), the outstanding balance under the Debenture will be deemed to be the Debenture Balance with all accrued interest, fees and penalties, less any payments made in accordance with the payment schedule.  In the event of a Future Default, the Investor will have a right to convert all or part of the Debenture Balance for shares of Common Stock.  Accordingly, the Company agreed to reserve 400,000 shares of Common Stock for issuance to the lender upon such conversion.  In addition, the Company entered into an Escrow Agreement whereby the Company agreed to deliver 400,000 shares (the “Forbearance Conversion Shares”) to be held in escrow.  In the event of certain defaults under the Forbearance Agreement or the Debenture, the Investor will have the right to receive the Forbearance Conversion Shares, which right was memorialized in that certain letter containing Irrevocable Instructions to Transfer Agent dated December 13, 2011.  Pursuant to the Forbearance Agreement, the Company also consented to a Judgment by Confession whereby the Company agreed to allow a court of proper jurisdiction to enter a Judgment against the Company in favor of the Investor.

11. LINE OF CREDIT, RELATED PARTY

As of October 31, 2012 and April 30, 2012, the Company has outstanding $660,938 and $215,946 on a $660,000 line of credit, unsecured at 15% per annum, due upon demand, respectively.  The line of credit is provided by a current note holder and a former director of the Company.

12. CONVERTIBLE DEBENTURE

On October 12, 2012, the Company issued a convertible debenture for total cash proceeds of $250,000 and a face value of $325,000. The face value of $325,000, which includes all principal and interest, is due in full on January 15, 2013. The debenture is convertible, at the option of the holder, into shares of common stock of the Company at a fixed conversion price of $0.50 and is secured under the terms of the Security Interest and Pledge Agreement. The convertible debenture is record net of debt discount of $60,000 on October 31, 2012.

13. NOTES AND LOANS PAYABLE

Notes and Loans Payable as of October 31, 2012 and April 30, 2011 consisted of the following:

	October 31, 2012	April 30, 2012

Note Payable (a)	$192,000	$192,000
Note Payable (b)	27,500	55,000
	219,500	247,000
Less current portion	219,500	247,000

Long-term portion	$-	$-

(a)
On December 13, 2010, in connection with the settlement of accrued but unpaid salary compensation due to our former Vice President of Sales, we issued a promissory note for $192,000. The note accrues interest at the annual rate of 6% and is due the earliest of thirty business days following the successful completion and receipt of a financing equal to or greater than one million dollars or January 1, 2012. At October 31, 2012, the Company accrued interest payable of $13,056 and the note payable was in default.

(b)
In December 2011, in connection with the settlement of accrued but unpaid salary compensation due to an ex-employee, we agreed to a payment plan containing fourteen payments with the final payment due September 1, 2012 for a total of $140,000. Balance due under this agreement as of October 31, 2012 and April 30, 2012 was $27,500 and $55,000, respectively.

DRINKS AMERICAS HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
(Unaudited)

14. NOTES AND LOANS PAYABLE – RELATED PARTY

 Notes and Loans Payable – Related Party, due to a former director of the Company, as of October 31, 2012 and April 30, 2011 consisted of the following:

	October 31, 2012	April 30, 2012

Note Payable (a)	$125,008	$145,008
Note Payable (b)	280,000	-
	405,008	145,008
Less current portion	405,008	145,008

Long-term portion	$-	$-

(a)
As of October 31, 2012, the Company has borrowed an aggregate of $250,000 net of $124,992 of repayments, from an investor under an informal agreement for working capital purposes.  The loan is payable on demand and is classified under notes and loans payable as a current liability of $125,008 and $145,008 as of October 31, 2012 and April 30, 2012, respectively.  Interest is paid on a monthly basis.

(b)	Note payable is unsecured and has no specific terms of repayment. Interest is 18% per annum.

15. DUE TO FACTOR

On June 18, 2012, the Company entered a recourse factoring agreement expiring six months from execution.  The factoring agreement advances 80% of approved invoices.  The factoring agreement is secured by continuing lien on accounts receivable, contract rights, instruments, chattel paper, general intangibles and inventory.

16. ACCRUED EXPENSES

Accrued expenses consist of the following at October 31, 2012 and April 30, 2012:

	October 31, 2012	April 30, 2012

Payroll, board compensation and consulting fees owed to officers, directors and shareholders	$-	$770,690
Other payroll and consulting fees	-	6,563
Interest	118,170	40,850
Accrued expenses	1,088,390	82,826
Royalties	329,000	-
	$1,535,560	$900,929

DRINKS AMERICAS HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
(Unaudited)

17. SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

(i)	Series A Convertible Preferred Stock

On September 24, 2012 and on October 9, 2012, the Company received a notice from Enable Opportunity Partners, LP, a holder of approximately 7,660 shares the Company’s Series A Convertible Preferred Stock, electing a full redemption of its Preferred A holdings. The total redemption price of $8,426,000 is 110% of the stated value of $1,000 per share of the Series A Convertible Preferred Shares. Interest is payable at 18% per annum on the unpaid redemption price.  At October 31, 2012, interest payable of $126,390 was accrued. The total redemption liability of $8,552,390 is recorded as a current liability on the balance sheet.

(ii)	Series D Convertible Preferred Stock

On August 30, 2012, the Company entered into Amendment No. 2 (the “Amendment”) to that certain License Agreement dated  June 27, 2011 with Worldwide Beverage Imports, LLC.  Pursuant to the Amendment (i) the Company is now permitted to sell and distribute WBI licensed spirits in all states of the United States, including California; and (ii) the Company’s right to an exclusive license to use and display certain trademarks, service marks, and trade names which are applicable to WBI products was made into a non-exclusive license.  The exclusive distribution license for WBI products was not altered.

In consideration for and as an inducement to enter into the Amendment, the Company agreed to transfer 2,750,000 shares of the Company’s common stock and 114,000 shares of the Company’s Series D Preferred Stock, which was newly designated on August 30, 2012, to WBI (the “Holder”). The Holder is a related party and, as such, the transaction was valued at the cost basis of the Holder which was $0.

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

Common Stock

On July 12, 2012, the Company issued 25,000 warrants to a consultant with an exercise price of $0.70 and a life of five years which vest immediately. The warrants were measured at their fair value on July 12, 2012 using the following Black-Scholes Model Assumptions: risk free interest (0.63%); expected volatility (96%); expected life (60 months) and no dividends. These warrants were valued at $12,565 and expensed immediately.

On August 9, 2012, the Company entered into an agreement to settle accounts payable in the amount of $83,194 by issuing 250,000 shares of common stock.  The fair value of the shares was $140,000, of which $56,806 was recognized as a loss on debt settlement in the statement of operations.

On August 9, 2012, the Company entered into an agreement to settle accounts payable in the amount of $10,000 for consulting fees due to Timothy J. Owens, the CEO of the Company, by issuing 100,000 shares of common stock.  The fair value of the shares was $56,000, of which $46,000 was recognized as a loss on debt settlement in the statement of operations.

On August 9, 2012, the Company issued 80,000 shares of its common stock to a consultant for services rendered with a fair value of $44,800 based on the quoted market price of the shares at time of issuance.

DRINKS AMERICAS HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
(Unaudited)

On August 9, 2012, the Company entered into an agreement to settle accounts payable in the amount of $43,145 by issuing 142,148 shares of common stock.  The fair value of the shares was $78,892, of which $35,747 was recognized as a loss on debt settlement in the statement of operations.

On August 9, 2012, the Company issued 571,000 warrants to a consultant with an exercise price of $0.56 and a life of five years which vest immediately. The warrants were measured at their fair value on August 9, 2012 using the following Black-Scholes Model Assumptions: risk free interest (0.74%); expected volatility (116%); expected life (60 months) and no dividends. These warrants were valued at $270,257 and expensed immediately.

On September 12, 2012, the Company entered into an agreement to settle accounts payable and debts of $752,422 by issuing 1,596,000 warrants. The fair value of the warrants was $241,400, of which $511,022 was recognized as a gain on debt settlement in the statement of operations. The warrants have an exercise price of $0.30 and a life of five years which vest immediately. The warrants were measured at their fair value on September 12, 2012 using the following Black-Scholes Model Assumptions: risk free interest (0.70%); expected volatility (128%); expected life (60 months) and no dividends.

On October 1, 2012, the Company issued 150,000 shares of its common stock to a consultant for services rendered with a fair value of $45,000 based on the quoted market price of the shares at time of issuance.

On October 12, 2012, the Company issued 75,000 shares of its common stock to consultant for services rendered with a fair value of $24,000 based on the quoted market price of the shares at time of issuance.

Stock option expense related to executive and employee options granted resulting in a charge to operations during the six month period ended October 31, 2012 of $41,906.

18. WARRANTS AND OPTIONS

Warrants

The following table summarizes the warrants outstanding and related prices for the shares of the Company’s common stock issued as of October 31, 2012:

		Warrants Outstanding Weighted Average			Warrants Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$0.30	1,596,000	4.87	$0.30	1,596,000	$0.30
0.56	571,000	4.78	0.56	571,000	0.56
0.70	25,000	4.70	0.70	25,000	0.70
23.44	213	2.21	23.44	213	23.44
51.56	182	2.17	51.56	182	51.56
59.78	647	2.14	59.78	647	59.78
84.38	1,120	2.13	84.38	1,120	84.38
93.75	1,254	2.07	93.75	1,254	93.75
234.38	53	1.83	234.38	53	234.38
243.75	51	1.83	243.75	51	243.75
351.56	67	4.62	351.56	67	351.56
562.50	2,624	7.50	562.50	2,624	562.50
1,312.50	667	1.64	1,312.50	667	1,312.50
1,640.00	33	1.64	1,640.00	33	1,640.00
1,875.00	620	0.65	1,875.00	620	1,875.00
4,815.00	213	4.62	4,815.00	213	4,815.00
Total	2,199,744	4.84	2.60	2,199,744	2.60

DRINKS AMERICAS HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
(Unaudited)

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2011	8,225	$812.50
Issued	-	-
Expired	(81)	(697.50)
Canceled	-	-
Outstanding at April 30, 2012	7,744	812.50
Issued	2,192,000	0.37
Expired	-
Canceled	-	-
Outstanding at October 31, 2012	2,199,744	$2.60

Options

The following table summarizes the options outstanding and related prices for the shares of the Company’s common stock issued as of October 31, 2012:

		Options Outstanding Weighted Average			Warrants Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$600.00	620	1.37	$600.00	465	$600.00
660.00	667	1.37	660.00	500	660.00
1,312.50	133	1.37	1,312.50	133	1,312.50
Total	1,420	1.37		1,098

Transactions involving the Company’s options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2011	1,420	$695.00
Issued	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2012	1,420	695.00
Issued	-	-
Expired	-
Canceled	-	-
Outstanding at October 31, 2012	1,420	$695.00

The Company did not issue options during the six months ended October 31, 2012.

DRINKS AMERICAS HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
(Unaudited)

19.  RELATED PARTY TRANSACTIONS

Due to Stockholders

The Company is obligated to issue shares of its common stock to several of its stockholders in connection with its June 2009 debt financing (see Note 10).

During the six months ended October 31, 2012, the Company incurred $117,086, net of repayments of $16,185, to the Company's CEO for incurred past expenses.

As described in Notes 11 and 14 above, a note holder and former director of the Company provides a $660,000 line of credit, of which $660,938 is being utilized. For the six months ended October 31, 2012, the Company has paid $5,489 of interest on the credit line.

Please refer to the Company's filed 10-K for the year ended April 30, 2012 for additional related party transactions.

20. CUSTOMER CONCENTRATION

For the six months ended October 31, 2012 and 2011, five customers accounted for 52% and 66%, of the Company's sales, respectively, and five customers accounted for 55% and 68%, respectively of the Company's accounts receivable as of October 31, 2012 and April 30, 2012, respectively.

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

21. SUBSEQUENT EVENTS

On November 27, 2012, the Company issued 140,000 shares of its common stock to a consultant for services rendered with a fair value of $28,000 based on the quoted market price of the shares at time of issuance.

On November 27, 2012, the Company entered into an agreement to settle accounts payable in the amount of $31,661 for consulting by issuing 450,421 shares of common stock.  The fair value of the shares was $90,084, of which $58,423 was recognized as a loss on debt settlement in the statement of operations.

On November 27, 2012, Federico Cabo resigned his positions as the Company’s Chief Executive Officer, as well as his position serving as chairman of the Company’s board of directors.  Federico Cabo’s resignation was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On November 27, 2012, Richard Cabo resigned his positions as the Company’s Chief Executive Officer, as well as his position serving on the Company’s board of directors.  Richard Cabo’s resignation was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On November 27, 2012, Timothy J. Owens was appointed to serve as the Company’s Chief Executive Officer and elected to serve as chairman of the Company’s board of directors.

On December 7, 2012, Steven Dallas resigned his positions as Interim Chief Financial Officer of the Company.  Mr. Dallas’ resignation was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On December 10, 2012, the Company received a letter from WBI demanding that the Company immediately pay all amounts due to WBI under that certain License Agreement (Spirits) dated June 27, 2011, as amended, by and between the Company and WBI (the “License Agreement”).  Pursuant to the License Agreement, if the Company fails to cure a violation of a material provision of the License Agreement within thirty (30) days after written notice of such breach, the License Agreement may be terminated.  The Company was unable to pay all past due amounts owed to WBI within thirty days of December 10, 2012.

DRINKS AMERICAS HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012
(Unaudited)

On January 10, 2013, the Company received a notice from WBI terminating the License Agreement based on the Company’s failure to cure all past due invoices.  Accordingly, the Company (i) is immediately obligated to pay WBI all sums owed by the Company to WBI; (ii) must discontinue use of WBI’s trademarks, service marks, and trade names; (iii) must take all other actions as may be reasonably necessary to terminate the Company s business and contractual arrangements with WBI and to transition of its sales and services to WBI.

On January 14, 2013, the holders of the majority of the shares of common of the Company, acting by written consent in lieu of a meeting of the shareholders, voted to decrease the number of Directors on the Board of Directors to three (3) Directors.  As a result of the decreased size of the Board, Fredrick Schulman, Douglas Cole and Jack Kleinert ceased to be members of the Board.  Timothy Owens, Leonard Moreno and Steven Dallas remained on the Board.

On January 15, 2013, Steven Dallas, tendered his resignation from the Board.  Mr. Dallas’ resignation was not as a result of any disagreements with the Company.  On January 16, 2013, the remaining Directors, acting by unanimous written consent in lieu of a meeting, elected Mr. Charles Menzies to fill the vacancy created by Mr. Dallas’ resignation.  As a result the current members of the Board are Timothy Owens, Leonard Moreno and Charles Menzies.

June 19, 2009 Debenture

As previously reported on the Company’s Current Reports on Form 8-K, filed with the SEC on June 25, 2009 and on December 20, 2011, the Company sold to one accredited investor (the “Investor”) a $4,000,000 non-interest bearing debenture (the “Debenture”) pursuant to a Securities Purchase Agreement (the “SPA”).  The Company’s obligations under the Debenture and the SPA were secured by a Pledge Agreement (the “Pledge Agreement” and, the Pledge Agreement together with the Debenture, the SPA and all other documents entered into in conjunction therewith or as an amendment thereto, the “Loan Documents”).  Additionally, on December 13, 2011, the Company and the Investor entered into a Forbearance Agreement (the “Forbearance Agreement”) whereby the Investor agreed to forbear from enforcing the Investor’s remedial rights against certain defaults under the Loan Documents until January 1, 2013 (the “Forbearance Agreement”).  Pursuant to the Forbearance Agreement, the Debenture remained in full force and effect and, as a result of certain defaults under the Loan Documents, the outstanding amount owed under the Debenture, including interest, fees, penalties and legal fees, was agreed to be no less than $2,000,000, with interest, fees and penalties continuing to accrue (the “Debenture Balance”).  Notwithstanding the Debenture Balance, the Company and the Investor agreed to a payoff balance of $1,126,360 (the “Forbearance Amount”).  Pursuant to the Forbearance Agreement, the Company made various scheduled payments towards the Forbearance Amount.  However, the Company was unable to pay the final payment for $408,000 plus all accrued and unpaid interest on or prior to its due date, January 1, 2013, or within the five business day cure period.

On January 15, 2013, the Investor delivered a notice of default (“Default Notice”) to the Company.  The Default Notice contained, among other things, (i) a termination of the Forbearance Agreement; (ii) a request for partial repayment of the Debenture Balance by release, pursuant to the Forbearance Agreement, of 400,000 shares of the Company’s Common stock held in escrow; (iii) a demand for the immediate and accelerated payment of all amounts due under the Debenture and/or Forbearance Agreement equal to $2,149,888.

October 15, 2012 Debenture

On October 15, 2012, the Company sold a $325,000 convertible debenture (the “Convertible Debenture”) to one accredited investor (the “Holder”).  The proceeds to the Company were $250,000 and the Convertible Debenture contained an original issue discount of $75,000.  The Convertible Debenture bears a 0% interest rate, an 18% default interest rate and matured on January 15, 2013 (the “Maturity Date”).  In connection with the sale of the Convertible Debenture, the Company, the Holder and a pledgor (the “Pledgor”), an entity owned by the Company’s former Chief Executive Officer and Chairman, Federico Cabo, entered into a security interest and pledge agreement (the “Security Agreement”) whereby the Pledgor, deposited 2,000,000 shares (the “Pledge Shares”) of the Company’s common stock as security for the performance of the Company under the Convertible Debenture.

On January 15, 2013, the Company received a letter of default (“Letter of Default”) for the nonpayment of the $325,000 due to the Holder on the Maturity Date.  In the Letter of Default, the Holder declared the Company’s default under the Convertible Debenture and demanded the release of the Pledge Shares pursuant to the Security Agreement.

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

Introduction

The following discussion and analysis summarizes the significant factors affecting: (1) our consolidated results of operations for the three and six months ended October 31, 2012, compared to the three and six months ended October 31, 2011, and (2) our liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes included  in our Annual Report Form 10-K, filed on August 14, 2012.

Results of Operations

Three months Ended October 31, 2012 Compared to Three months Ended October 31, 2011

Net Sales: Net sales were approximately $1,931,456 for the three months ended October 31, 2012 compared to net sales of approximately $1,270,589 for the same period last year, an increase of 52% as a result of the Company’s sales of products from the license agreement with Worldwide Beverage Imports.  KAH Tequila is the primary driver of revenue growth for the Company.

Gross Margin:  Gross margin was $407,304, or 21.0% of net sales for the three months ended October 31, 2012 compared to gross margin of $302,377, or 24% of net sales for the three months ended October 31, 2011.

Selling, General and Administrative Expenses: Selling, general and administrative expenses totaled approximately $4,161,401 for the three months ended October 31, 2012, compared to $731,168 for the three months ended October 31, 2011, an increase of approximately $3,430,233, or 469%, is primarily the result of increased accrued expenses for royalties and contingent liabilities, and increased promotion expenses.

Impairment Losses: For the three months ended October 31, 2012, the Company recorded impairment losses of $5,193,355 and $102,345 for intangible assets and investment in equity investees, respectively.

Interest expense:  Interest expense for the three months ended October 31, 2012 was approximately $338,048 compared to $56,486 for the same period last year, a net increase of $281,562 or 498%.  This increase is predominantly due to increased short term debt and interest of $126,390 charged on the redemption amount of Series A Convertible Preferred Shares.

Loss on change in fair value of derivative:  During the three months ended October 31, 2011, we were required to bifurcate the conversion option embedded in certain convertible promissory notes and record at fair value each reporting period as a liability.  During the three months ended October 31, 2012, we recorded a loss on change in fair value of $0 as compared to $31,055 the same period current year.

Loss (gain) on settlement of debt:  During the three months ended October 31, 2012 and 2011, we negotiated and settled outstanding debt, primarily trade vendors.  As such, we recognized a gain on settlement of debt of approximately $372,957 for the three months ended October 31, 2012 compared to a gain of approximately $321,932 the same period last year.

Six months Ended October 31, 2012 Compared to Six months Ended October 31, 2011

Net Sales: Net sales were approximately $3,221,394 for the six months ended October 31, 2012 compared to net sales of approximately $1,418,669 for the same period last year, an increase of 127% as a result of the Company’s sales of products from the license agreement with Worldwide Beverage Imports.  KAH Tequila is the primary driver of revenue growth for the Company.

Gross Margin:  Gross margin was $700,461, or 21.7% of net sales for the six months ended October 31, 2012 compared to gross margin of $317,675, or 22.4% of net sales for the six months ended October 31, 2011.

Selling, General and Administrative Expenses: Selling, general and administrative expenses totaled approximately $4,862,736 for the six months ended October 31, 2012, compared to $1,245,662 for the six months ended October 31, 2011, an increase of approximately $3,617,074, or 290%, is primarily the result of increased accrued expenses for royalties and contingent liabilities, and increased promotion expenses.

Impairment Losses: For the six months ended October 31, 2012, the Company recorded impairment losses of $5,193,355 and $102,345 for intangible assets and investment in equity investees, respectively.

Interest expense:  Interest expense for the six months ended October 31, 2012 was approximately $367,747 compared to $168,674 for the same period last year, a net increase of $199,073 or 118%.  This increase is predominantly due to increased short term debt and interest of $126,390 charged on the redemption amount of Series A Convertible Preferred Shares.

Loss on change in fair value of derivative:  During the six months ended October 31, 2011, we were required to bifurcate the conversion option embedded in certain convertible promissory notes and record at fair value each reporting period as a liability.  During the six months ended October 31, 2012, we recorded a loss on change in fair value of $0 as compared to $1,671 the same period current year.

Loss (gain) on settlement of debt:  During the six months ended October 31, 2012 and 2011, we negotiated and settled outstanding debt, primarily trade vendors.  As such, we recognized a gain on settlement of debt of approximately $372,469 for the six months ended October 31, 2012 compared to a gain of approximately $339,437 the same period last year.

Gain on disposal of product line:  During the six months ended October 31, 2011, we exchanged 42% of our interest in Olifant U.S.A, Inc. for the cancellation of our remaining outstanding debt obligation and related accrued interest.  With the exchange, we reduced our ownership to 48% and realized a gain on sale of the product line of approximately $280,478 compared to $0 for the six months ended October 31, 2012.

Financial Liquidity and Capital Resources

Our accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of October 31, 2012, the Company has shareholders' equity (deficit) of approximately $(14,829,649) and working capital deficiency of approximately $14,829,649 as of October 31, 2012 and has incurred significant operating losses and negative cash flows since inception. For the six months ended October 31, 2012, the Company sustained an operating loss of approximately $9,453,253 compared to an operating loss of $730,471 for the six months ended October 31, 2011 and used cash of approximately $892,481 in operating activities for the six months ended October 31, 2012 compared with approximately $1,647,351 for the six months ended October 31, 2011. We have converted certain liabilities into equity.   The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence. Without substantial inflows of cash from the sale of our equity, together with successful negotiations with our legacy creditors to convert our debts to equity, the Company will be unable to continue as an ongoing concern.

We will need to continue to manage carefully our working capital and our business decisions will continue to be influenced by our working capital requirements.

Net Cash Used in Operating Activities: Net cash used in operating activities for the six months ended October 31, 2012 was approximately $892,481, primarily from our loss of approximately $9,453,685 net with non cash activities of approximately $13,518 depreciation, $425,963 stock based compensation, $5,295,700 impairment losses, $2,964,290 changes in operating assets and sundry other non-cash activities (primarily decreases in our accounts receivable and inventory). We have to date funded some of our operations predominantly through loans from shareholders, officers and investors.

Net Cash provided by Investing Activities: Nil for the six months ended October 31, 2012 and 2011.

Net Cash provided by Financing Activities: Net cash provided by financing activities for the six months ended October 31, 2012 was approximately $603,154 primarily from net proceeds from related party line of credit, convertible debt and notes payable.

Based on our current operating activities and plans, we believe without new sources of financings the Company will not have sufficient cash for its requirements over the next twelve months.

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

Not applicable to smaller reporting companies.

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

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2012, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2012, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the Company’s inability to file this quarterly report within the period specified by the SEC, the Company’s ineffective period end closing procedures, and the Company’s lack of competent accounting staff.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On October 1, 2012, the Company issued 150,000 shares of its common stock to a consultant for services rendered with a fair value of $45,000 based on the quoted market price of the shares at time of issuance.

On October 15, 2012, the Company issued 75,000 shares of its common stock as incentive for an accredited investor to loan money to the Company with a fair value of $24,000 based on the quoted market price of the shares at time of issuance.

On November 27, 2012, the Company issued 115,000 shares of its common stock to a consultant for services rendered with a fair value of $23,000 based on the quoted market price of the shares at time of issuance.

Item 3.    Defaults Upon Senior Securities.

June 19, 2009 Debenture

As previously reported on the Company’s Current Reports on Form 8-K, filed with the SEC on June 25, 2009 and on December 20, 2011, the Company sold to one accredited investor (the “Investor”) a $4,000,000 non-interest bearing debenture (the “Debenture”) pursuant to a Securities Purchase Agreement (the “SPA”).  The Company’s obligations under the Debenture and the SPA were secured by a Pledge Agreement (the “Pledge Agreement” and, the Pledge Agreement together with the Debenture, the SPA and all other documents entered into in conjunction therewith or as an amendment thereto, the “Loan Documents”).  Additionally, on December 13, 2011, the Company and the Investor entered into a Forbearance Agreement (the “Forbearance Agreement”) whereby the Investor agreed to forbear from enforcing the Investor’s remedial rights against certain defaults under the Loan Documents until January 1, 2013 (the “Forbearance Agreement”).  Pursuant to the Forbearance Agreement, the Debenture remained in full force and effect and, as a result of certain defaults under the Loan Documents, the outstanding amount owed under the Debenture, including interest, fees, penalties and legal fees, was agreed to be no less than $2,000,000, with interest, fees and penalties continuing to accrue (the “Debenture Balance”).  Notwithstanding the Debenture Balance, the Company and the Investor agreed to a payoff balance of $1,126,360 (the “Forbearance Amount”).  Pursuant to the Forbearance Agreement, the Company made various scheduled payments towards the Forbearance Amount.  However, the Company was unable to pay the final payment for $408,000 plus all accrued and unpaid interest on or prior to its due date, January 1, 2013, or within the five business day cure period.

On January 15, 2013, the Investor delivered a notice of default (“Default Notice”) to the Company.  The Default Notice contained, among other things, (i) a termination of the Forbearance Agreement; (ii) a request for partial repayment of the Debenture Balance by release, pursuant to the Forbearance Agreement, of 400,000 shares of the Company’s Common stock held in escrow; (iii) a demand for the immediate and accelerated payment of all amounts due under the Debenture and/or Forbearance Agreement equal to $2,149,888.

October 15, 2012 Debenture

On October 15, 2012, the Company sold a $325,000 convertible debenture (the “Convertible Debenture”) to one accredited investor (the “Holder”).  The proceeds to the Company were $250,000 and the Convertible Debenture contained an original issue discount of $75,000.  The Convertible Debenture bears a 0% interest rate, an 18% default interest rate and matured on January 15, 2013 (the “Maturity Date”).  In connection with the sale of the Convertible Debenture, the Company, the Holder and a pledgor (the “Pledgor”), an entity owned by the Company’s former Chief Executive Officer and Chairman, Federico Cabo, entered into a security interest and pledge agreement (the “Security Agreement”) whereby the Pledgor, deposited 2,000,000 shares (the “Pledge Shares”) of the Company’s common stock as security for the performance of the Company under the Convertible Debenture.

On January 15, 2013, the Company received a letter of default (“Letter of Default”) for the nonpayment of the $325,000 due to the Holder on the Maturity Date.  In the Letter of Default, the Holder declared the Company’s default under the Convertible Debenture and demanded the release of the Pledge Shares pursuant to the Security Agreement.

Note Payable

On December 13, 2010, in connection with the settlement of accrued but unpaid salary compensation due to our former Vice President of Sales, we issued a promissory note for $192,000. The note accrues interest at the annual rate of 6% and is due the earliest of thirty business days following the successful completion and receipt of a financing equal to or greater than one million dollars or January 1, 2012. At October 31, 2012, the note payable was in default.

Item 4.    Mine Safety Disclosures.

Not Applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Timothy J. Owens, Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Timothy J. Owens, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Extension Label Linkbase Document

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRINKS AMERICAS HOLDINGS, LTD.

January 22, 2013	By:	/s/ Timothy J. Owens
Timothy J. Owens Chief Executive Officer

January 22, 2013	By:	/s/ Timothy J. Owens
Timothy J. Owens Chief Financial Officer (Principal Accounting Officer)