Form 10-Q/A
period 2012-10-31
DRINKS AMERICAS HOLDINGS, LTD
filed 2013-02-01
CIK 873540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No.1 to the Quarterly Report of Drinks Americas Holdings, Ltd. (the “Company”) on Form 10-Q/A is solely to add this explanatory note discussing the review process of the Company's independent registered public accounting firm over the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2012, which was filed with the Securities and Exchange Commission (the "SEC") on January 22, 2013 (the “Quarterly Report”).

As reported on the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2013, on December 5, 2012, the Company engaged De Joya Griffith, LLC (“De Joya”) as its independent registered public accounting firm for the Company’s fiscal year ending April 30, 2013.  Moreover, on January 25, 2013, the Company dismissed Bernstein & Pinchuk LLP (“Bernstein”), effective as of December 5, 2012, as the Company’s independent registered public accounting firm.  Accordingly, the financial statements contained in the Quarterly Report were reviewed by De Joya.  Bernstein did not take any part in the review of the Quarterly Report.

Except as described above, no part of the Quarterly Report is being amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRINKS AMERICAS HOLDINGS, LTD.

January 31, 2013	By:	/s/ Timothy J. Owens
Timothy J. Owens Chief Executive Officer

January 31, 2013	By:	/s/ Timothy J. Owens
Timothy J. Owens Chief Financial Officer (Principal Accounting Officer)