Form 10-Q
period 2013-01-31
DRINKS AMERICAS HOLDINGS, LTD
filed 2013-06-04
CIK 873540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2013

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

As of June 3, 2013, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 29,485,304

DRINKS AMERICAS HOLDINGS, LTD. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTER ENDED JANUARY 31, 2013

 PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements

DRINKS AMERICAS HOLDINGS, LTD., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31,	April 30,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$22,119	$295,403
Accounts receivable, net	103,112	739,565
Inventory	--	841,401
Other current assets	34,358	61,574
Total current assets	159,589	1,937,943

Property and equipment, net	--	13,518
Investment in equity investees	--	102,345
Intangible assets	--	5,193,355
Deposits	--	6,225
Other assets	--	48,550
	--	5,363,993

Total assets	$159,589	$7,301,936

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$2,244,461	$2,889,969
Accrued expenses	237,923	900,929
Preferred stock redemption liability	8,983,524	--
Commitments and contingencies	1,417,390	--
Line of credit, related party	785,945	215,946
Convertible note payable, net of debt discount of $0 and $0	325,000	--
Investor note payable	410,000	793,000
Notes and loans payable, related party	1,660,000	145,008
Notes and loans payable	499,500	247,000
Total current liabilities	16,563,743	5,191,852

Long term debt
Deferred rent payable	--	2,735
Total liabilities	16,563,743	5,194,587

Stockholders' equity:
Preferred stock: $0.001 par value; 1,000,000 shares authorized;
Series A Convertible: $0.001 par value; 2,884 and 10.544 shares issued and outstanding as of January 31, 2013 and April 30, 2012	3	11
Series B: $10,000 par value; 13,837 issued and outstanding as of January 31, 2013 and April 30, 2011	-	-
Series C: $1.00 par value; 773,497 and 635,835 issued and outstanding as of January 31, 2013 and April 30, 2012	-	-
Series D Convertible: $0.001 par value; 114,000 and 0 shares issued and outstanding as of January 31, 2013 and April 30, 2012	114	-
Common stock, $0.001 par value; 900,000,000 shares authorized; 29,485,304 and 21,279,339 issued and outstanding as of January 31, 2013 and April 30, 2012	29,485	21,279
Additional paid-in capital	43,648,951	50,672,809
Accumulated deficit	(60,082,707)	(48,586,318)
Total Drinks Americas Holdings, Ltd. stockholders' equity	(16,404,154)	2,107,781
Equity attributable to non-controlling interest	--	(432)
Total equity	(16,404,154)	2,107,349

Total liabilities and stockholders' deficit	$1,576,979	$7,301,936

The accompanying notes are an integral part of these consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD., AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended January 31, 2013	For the three months ended January 31, 2012	For the nine months ended January 31, 2013	For the nine months ended January 31, 2012

Sales	1,204,671	1,117,000	4,426,065	2,535,669
Cost of sales	862,216	884,659	3,383,149	1,985,653
Gross margin	342,455	232,341	1,042,916	550,016

Operating expenses
Selling, general and administrative	1,679,868	345,365	6,542,603	1,591,027
Impairment losses	-	-	5,295,700	-
Loss on settlement of royalty agreement	-	-	-	250,000
Total operating expenses	1,679,868	345,365	11,838,303	1,841,027

Net loss from operations	(1,337,413)	(113,024)	(10,795,387)	(1,291,011)

Other income (expense)
Interest	(705,724)	11,332	(1,073,471)	(157,342)
Gain on change in fair value of derivative	-	-	-	1,671
Other expense	-	(3,488)	-	(8,884)
Gain on settlement of accounts payable	-	288,172	372,469	627,609
Gain on disposal of product line	-	-	-	280,478
Total other income (expense)	(705,724)	296,016	(701,002)	743,532

Net loss before non-controlling interest	(2,043,137)	182,992	(11,496,389)	(547,479)

Net loss attributable to non-controlling interest	-	-	(432)	-

Net loss attributable to Drinks America Holdings, LTD	$(2,043,137)	$182,992	$(11,496,821)	$(547,479)

Basic loss per common share	$(0.07)	$0.04	$(0.40)	$(0.19)

Basic weighted average common shares outstanding	28,332,554	5,175,777	29,101,054	2,954,563

The accompanying notes are an integral part of these consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD., AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended January 31, 2013	For the nine months ended January 31, 2012

Cash flows from operating activities:
Net loss	$(11,496,389)	$(547,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,518	223,402
Impairment losses	5,295,700	-
Bad debt expense	-	9,709
Stock-based compensation for services	714,162	190,778
Non-controlling interest	432	-
Gain (loss) on settlement of debts	(372,469)	(627,609)
Non-cash interest income	-	(9,876)
Non-cash interest expense	812,524	54,541
Gain on sale of interest in products line	-	(280,478)
Gain on change in fair value of derivative liability	-	(1,671)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	636,453	(414,646)
(Increase) decrease in inventories	841,401	(432,084)
(Increase) decrease in other current assets	27,216	(3,692)
(Increae) decrease in deposits	6,225	(6,225)
Decrease in other assets	48,550	-
Increase in commitments and contingencies	1,417,390	-
Decrease (increase) in accounts payable	1,131,795	682,823
Decrease (increase) in accrued expenses	(22,449)	33,497
Decrease (increase) in deferred rent payable	(2,735)	-
Net cash used in operating activities	(948,676)	(1,129,010)

Cash flows from financing activities:
Proceeds from line of credit	444,991	219,891
Proceeds from common stock subscription	-	1,440,000
Net repayments of related party loans	(27,500)	(657)
Retirement of Series B Preferred Stock	-	-
Proceeds from the issuance of notes payable	360,901	227,475
Repayments of notes repayable	(383,000)	(528,913)
Proceeds from notes payable, related party	30,000	-
Proceeds from convertible notes payable related party	250,000	-
Net cash provided by financing activities	675,392	1,357,796

Net change in cash	(273,284)	228,786

Cash, beginning of period	295,403	1,923

Cash, end of period	$22,119	$230,709

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$17,747	$8,005
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Redemption of Series A Convertible Preferred Shares as a liability	$8,426,000	$-
Shares of common stock issued for settlement of notes payable	$274,892	$150,756
Warrants issued for settlement of note payable	$241,000	$-
Accounts payable reclassified as notes payable	$1,630,000	$-
Payment of accounts payable and accrued expense with shares of common stock	$-	$337,922
Common stock issuance to acquire investment	$-	$39,000
Common stock issued to acquire trademark	$-	$4,870,391

The accompanying notes are an integral part of these consolidated financial statements.

DRINKS AMERICAS HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013
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

Subsequent to the Acquisition Date, Partners, which was organized as a Delaware limited liability company on January 1, 2002, incorporated Drinks in Delaware on September 24, 2002, transferring all its shares of holdings to its members as part of a plan of liquidation.

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

On November 1, 2011, the Company amended its agreement with Worldwide Beverage Imports. The Company was granted worldwide distribution rights on both the spirits and beer products of WBI.  In connection with the agreement, the Company agreed to issue 1,500,000 in additional restricted shares of common stock (the “Additional Shares”) to Worldwide at a purchase price of $0.50 per share in exchange for Worldwide forgiving a $300,000 loan owed by the Company to Worldwide and Worldwide delivering $1,200,000 in Inventory to the Company, the sale proceeds of which are to be contributed to the capital of the Company.

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

DRINKS AMERICAS HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013
(Unaudited)

As of January 31, 2013, the Company defaulted on its license agreement with WBI and subsequently WBI stopped shipping its KAH tequila products as of January 31, 2013.

As of February 15, 2013, the Company entered into a Beer brokerage agreement with WBI to distribute Rio Bravo and other future brands nationally.  Rio Bravo is a craft brewed beer that meets the current growing demand for IPA’s and other highly sought after beer styles.   Rio Bravo is one of the first craft brewed beers to be imported from Mexico.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, the results from operations for the nine months ended January 31, 2013, are not necessarily indicative of the results that may be expected for the year ending April 30, 2013. These unaudited consolidated financial statements should be read in conjunction with the consolidated April 30, 2012 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

The consolidated financial statements as of April 30, 2012 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidary, Drinks Americas, Inc. (collectively, the "Company"). All significant inter-company transactions and balances have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are recorded at the original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations at January 31, 2013 and April 30, 2012. The allowance for doubtful accounts was $0 and $138,491 at January 31, 2013 and April 30, 2012, respectively.

DRINKS AMERICAS HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013
(Unaudited)

Inventories

Inventories are valued at the lower of cost or market, using the first-in first-out cost method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analysis and assumptions including, but not limited to, historical usage, expected future demand and market requirements. A change to the carrying value of inventories is recorded to cost of goods sold.  During the nine months ended January 31, 2013, the Company ceased carrying inventory and ships directly from manufacturer/wholesaler to the customer.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. The Company's policy is to record an impairment loss at each balance sheet date when it is determined that the carrying amount may not be recoverable. Recoverability of these assets is based on undiscounted future cash flows of the related asset. During the nine months ended January 31, 2013, the Company recorded impairment losses of $5,193,355 and $102,345 for intangible assets and investment in equity investees, respectively.

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

Stock Based Compensation

The Company recognizes stock-based compensation in accordance with ASC Topic 718 “Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

For non-employee stock-based compensation, we have adopted ASC Topic 505 “Equity-Based Payments to Non-Employees”, which requires stock-based compensation related to non-employees to be accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC Topic 718.

The fair value of options to be granted are estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option’s vesting periods, which approximates the service period.

Earnings (Loss) Per Share

The Company computes earnings (loss) per share whereby basic earnings (loss) per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings (loss) per share is determined in the same manner as basic earnings (loss) per share except that the number of shares is increased to assume exercise of potentially dilutive and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the three and nine months ended January 31, 2013 and 2012, the diluted earnings (loss) per share amounts equal basic earnings (loss) per share because the Company had net losses or the impact of the assumed exercise of contingently issuable shares would have been anti-dilutive.

DRINKS AMERICAS HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013
(Unaudited)

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of January 31, 2013, the Company has a stockholders' deficit of $(16,404,154) and current liabilities exceeded current assets (working capital deficit) by $16,404,154 as of January 31, 2013. The Company has incurred significant operating losses and negative cash flows from operating activities since inception. For the nine months ended January 31, 2013, the Company sustained a net loss of $11,496,389 compared to a net loss of $547,479 for the nine months ended January 31, 2012 and used cash of approximately $948,676 in operating activities for the nine months ended January 31, 2013 compared with approximately $1,129,010 for the nine months ended January 31, 2012.

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

4. ACCOUNTS RECEIVABLE

Accounts Receivable as of January 31, 2013 and April 30, 2012 consist of the following:

	January 31, 2013	April 30, 2012

Accounts receivable	$103,112	$878,056
Allowances	-	(138,491)
	$103,112	$739,565

DRINKS AMERICAS HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013
(Unaudited)

5. INVENTORY

Inventory as of January 31, 2013 and April 30, 2012 consist of the following:

	January 31, 2013	April 30, 2012

Raw materials	$-	$20,431
Finished goods	-	820,970
	$-	$841,401

All raw materials used in the production of the Company's inventories are purchased by the Company and delivered to independent production contractors.  During the nine months ended January 31, 2013, the Company ceased carrying inventory and ships directly from manufacturer/wholesaler to the customer.

6. OTHER CURRENT ASSETS

Other current assets as of January 31, 2013 and April 30, 2012 consist of the following:

	January 31, 2013	April 30, 2012

Employee advances	$-	$46,659
Prepaid other	34,358	14,915
	$34,358	$61,574

Prepaid other are comprised of prepaid marketing fees, employee travel advances and expenses.

7. PROPERTY AND EQUIPMENT

Property and equipment as of January 31, 2013 and April 30, 2012 consist of the following:

	Useful Life	January 31, 2013	April 30, 2012

Computer equipment	5 years	$-	$8,401
Furniture & fixtures	5 years	-	44,028
Automobiles	5 years	-	27,136
Production molds & tools	5 years	-	92,400
		-	171,965
Accumulated depreciation		-	(158,447)
		$-	$13,518

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

Depreciation expense for the nine months ended January 31, 2013 and 2012 was $13,518 and $8,896, respectively.

DRINKS AMERICAS HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013
(Unaudited)

8. INTANGIBLE ASSETS

Intangible assets include the acquisition costs of trademarks, license rights and distribution rights for the Company’s alcoholic beverages.

As of January 31, 2013 and April 30, 2012, intangible assets are comprised of the following:

	January 31, 2013	April 30, 2012

Trademark and license rights of Rheingold beer	$-	$230,000
Worldwide Beverages agreement	-	4,870,391
Other trademark and distribution rights	-	475,000
	-	5,575,391
Accumulated amortization	-	(382,036)
	$-	$5,193,355

Amortization expense for the nine months ended January 31, 2013 and 2012 was $0 and $44,109, respectively.

9. INVESTMENT IN EQUITY INVESTEES

Investment in equity investees represents the Company's investment in Old Whiskey Rivers and is recorded at fair value.  During the nine months ended January 31, 2013, the Company recorded an impairment loss of $102,345 in the investment in equity investees.

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
• $50,000 to be paid on or before November 1, 2012, which payment as of January 31, 2013 has not been made; and
• $408,000 plus all accrued and unpaid interest to be paid on or before January 1, 2013, which payment was not made (See Note 21).

DRINKS AMERICAS HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013
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

The Company failed to make its payment of $408,000 due January 1, 2013.  As a result, the Company received a default notice on January 15, 2013, and currently in negotiations with the Investor to remedy any defaults.

11. LINE OF CREDIT, RELATED PARTY

As of January 31, 2013 and April 30, 2012, the Company has outstanding $785,945 and $215,946 on a $660,000 line of credit, unsecured at 15% per annum and due upon demand, respectively.  The line of credit is provided by a current note holder and a former director of the Company.

12. CONVERTIBLE DEBENTURE

On October 12, 2012, the Company issued a convertible debenture for total cash proceeds of $250,000 and a face value of $325,000. The face value of $325,000, which includes all principal and interest, is due in full on January 15, 2013. The debenture is convertible, at the option of the holder, into shares of common stock of the Company at a fixed conversion price of $0.50 and is secured under the terms of the Security Interest and Pledge Agreement. The convertible debenture was converted at a 38% discount to market through the issuance of 2,000,000 shares of common stock on January 17, 2013, for a fair value of $180,000.   This debenture has been satisfied in full.

On November 1, 2012, the Company issued, in lieu of cash payment for past due accounts payables equal to $1,630,000, two convertible debentures to Worldwide Beverage Imports in the aggregate principal amount of $1,630,000 (the “WBI Debentures”).  On January 31, 2013, the Company and WBI memorialized their agreement to cancel $1,630,000 of past due accounts payable owed to WBI in exchange for the issuance of the WBI Debentures.  The WBI Debentures accrue interest at 8% per annum. The WBI Debentures, which includes all principal and interest, are due in full on May 1, 2013. The WBI Debentures are convertible, at the option of the holder, into shares of common stock of the Company at the lesser of (i) the closing price of the Company’s common stock on November 1, 2012; or (ii) the closing price of the Company’s common stock on the date immediately prior to the date the holder of the WBI Debentures requests their conversion.  However, in the event of a default under the WBI Debentures, the WBI Debentures will be convertible at a 38% discount to market.   The WBI Debentures are currently in default.

DRINKS AMERICAS HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013
(Unaudited)

13. NOTES AND LOANS PAYABLE

Notes and loans payable as of January 31, 2013 and April 30, 2011 consisted of the following:

	January 31, 2013	April 30, 2012

Note payable (a)	$192,000	$192,000
Note payable (b)	27,500	55,000
Note payable (c)	280,000	--
	499,500	247,000
Less current portion	499,500	247,000

Long-term portion	$-	$-

(a)
On December 13, 2010, in connection with the settlement of accrued but unpaid salary compensation due to our former Vice President of Sales, we issued a promissory note for $192,000. The note accrues interest at the annual rate of 6% and is due the earliest of thirty business days following the successful completion and receipt of a financing equal to or greater than one million dollars or January 1, 2012. At January 31, 2013, the Company accrued interest payable of $15,960.

(b)
In December 2011, in connection with the settlement of accrued but unpaid salary compensation due to an ex-employee, we agreed to a payment plan containing fourteen payments with the final payment due September 1, 2012 for a total of $140,000. Balance due under this agreement as of January 31, 2013 and April 30, 2012 was $27,500 and $55,000, respectively.

(c)	$280,000 prior quarter adjustments to accommodate advances.

14. NOTES AND LOANS PAYABLE – RELATED PARTY

Notes and loans payable – related party, due to a former director of the Company, as of January 31, 2013 and April 30, 2012 consisted of the following:

	January 31, 2013	April 30, 2012

Note payable (a)	$-	$145,008
Note payable (b)	1,630,000	-
Note payable (c)	30,000
	1,660,000	145,008
Less current portion	1,660,000	145,008

Long-term portion	$-	$-

(a)           As of January 31, 2013, the Company has paid of a $250,000 note from an investor under an informal agreement for working capital purposes.   The note was converted at a 38% discount to market through the issuance of 2,000,000 shares of common stock on January 17, 2013, for a fair value of $248,400.  This note has been satisfied in full.

(b)           On November 1, 2012, the Company agreed (which agreement was memorialized on January 31, 2013) to convert various past due accounts payables owed by the Company to WBI in the aggregate amount of $1,630,000 into the WBI Debentures (see Note 12) in the same amount as the WBI payables into two notes:
1.  $230,000 @ 8% with a 6-month maturity date.
2.  $1,400,000 @ 8% with a 6-month maturity date.

(c)           WBI provided a short-term loan to the Company for $30,000, with no interest.  The loan was subsequently paid off in the next quarter.

DRINKS AMERICAS HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013
(Unaudited)

15. DUE TO FACTOR

On June 18, 2012, the Company entered into a recourse factoring agreement expiring six months from execution.  The factoring agreement advances 80% of approved invoices.  The factoring agreement is secured by continuing lien on accounts receivable, contract rights, instruments, chattel paper, general intangibles and inventory.  As of January 31, 2013, the factoring agreement had been cancelled.

16. ACCRUED EXPENSES

Accrued expenses consist of the following at January 31, 2013 and April 30, 2012:

	January 31, 2013	April 30, 2012

Payroll, board compensation and consulting fees owed to officers, directors and shareholders	$-	$770,690
Other payroll and consulting fees	-	6,563
Interest	237,923	40,850
Other	-	82,826
Royalties	-	-
	$237,923	$900,929

17. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

(i)	Series A Convertible Preferred Stock

On September 24, 2012 and on October 9, 2012, the Company received a notice from Enable Opportunity Partners, LP, a holder of approximately 7,660 shares the Company’s Series A Convertible Preferred Stock, electing a full redemption of its Preferred A holdings. The total redemption price of $8,426,000 is 110% of the stated value of $1,000 per share of the Series A Convertible Preferred Shares. Interest is payable at 18% per annum on the unpaid redemption price.  At January 31, 2013, interest payable of $557,524 was accrued. The total redemption liability of $8,983,524 is recorded as a current liability on the balance sheet.

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

DRINKS AMERICAS HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013
(Unaudited)

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

On August 9, 2012, the Company entered into an agreement to settle accounts payable in the amount of $83,194 by issuing 250,000 shares of common stock. The fair value of the shares was $140,000, of which $56,806 was recognized as a loss on accounts payable settlement in the statement of operations.

On August 9, 2012, the Company entered into an agreement to settle accounts payable in the amount of $10,000 for consulting fees due to Timothy J. Owens, the CEO of the Company, by issuing 100,000 shares of common stock. The fair value of the shares was $56,000, of which $46,000 was recognized as a loss on accounts payable settlement in the statement of operations.

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

On November 27, 2012, the Company issued 140,000 shares of its common stock to various consultants for services rendered, in November 2012, with a fair value of $28,000 based on the quoted market price of the shares at time of issuance.

On November 27, 2012, the Company entered into an agreement to settle accounts payable in the amount of $90,084 for legal fees due to Sichenzia Ross Friedman Ference, LLP for services thru November 15, 2012, by issuing 450,421 shares of common stock.  The fair value of the shares was $90,084.

On December 6, 2012, the Company entered into an agreement to settle accounts payable in the amount of $12,072 for legal fees due to Lovallo Law Group for November, 2012, by issuing 92,860 shares of common stock.  The fair value of the shares was $12,072.

DRINKS AMERICAS HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013
(Unaudited)

On January 4, 2013, the Company issued 1,250,000 shares of its common stock to the Board of Director for services already rendered in the quarter, with a fair value of $100,000 based on the quoted market price of the shares at time of issuance.

On January 17, 2013, the Company issued 2,000,000 shares of its common stock to Frederico Cabo’s company, Jomex, LLC for his company giving up 2,000,000 shares of the Company’s common stock as security to a defaulted debenture in this quarter.  The fair value of the shares was $180,000 based on the quoted market price of the shares at time of issuance.

On January 30, 2013, the Company entered into an agreement to settle accounts payable in the amount of $58,043 for legal fees due to Sichenzia Ross Friedman Ference, LLP thru the end of the quarter, by issuing 725,536 shares of common stock.  The fair value of the shares was $58,043.

Stock option expense related to executive and employee options granted resulting in a charge to operations during the nine month period ended January 31, 2013 of $41,906.

18. WARRANTS AND OPTIONS

Warrants

The following table summarizes the warrants outstanding and related prices for the shares of the Company’s common stock issued as of January 31, 2013:

		Warrants Outstanding Weighted Average			Warrants Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$0.30	1,596,000	4.87	$0.30	1,596,000	$0.30
0.56	571,000	4.78	0.56	571,000	0.56
0.70	25,000	4.70	0.70	25,000	0.70
23.44	213	2.21	23.44	213	23.44
51.56	182	2.17	51.56	182	51.56
59.78	647	2.14	59.78	647	59.78
84.38	1,120	2.13	84.38	1,120	84.38
93.75	1,254	2.07	93.75	1,254	93.75
234.38	53	1.83	234.38	53	234.38
243.75	51	1.83	243.75	51	243.75
351.56	67	4.62	351.56	67	351.56
562.50	2,624	7.50	562.50	2,624	562.50
1,312.50	667	1.64	1,312.50	667	1,312.50
1,640.00	33	1.64	1,640.00	33	1,640.00
1,875.00	620	0.65	1,875.00	620	1,875.00
4,815.00	213	4.62	4,815.00	213	4,815.00
Total	2,199,744	4.84	$2.60	2,199,744	$2.60

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2011	8,225	$812.50
Issued	-	-
Expired	(81)	(697.50)
Canceled	-	-
Outstanding at April 30, 2012	7,744	812.50
Issued	2,192,000	0.37
Expired	-
Canceled	-	-
Outstanding at January 31, 2013	2,199,744	$2.60

DRINKS AMERICAS HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013
(Unaudited)

Options

The following table summarizes the options outstanding and related prices for the shares of the Company’s common stock issued as of January 31, 2013:

		Options Outstanding Weighted Average			Options Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$600.00	620	1.37	$600.00	465	$600.00
660.00	667	1.37	660.00	500	660.00
1,312.50	133	1.37	1,312.50	133	1,312.50
Total	1,420	1.37		1,098

Transactions involving the Company’s options issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2011	1,420	$695.00
Issued	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2012	1,420	695.00
Issued	-	-
Expired	-
Canceled	-	-
Outstanding at January 31, 2013	1,420	$695.00

The Company did not issue options during the nine months ended January 31, 2013.

19.  RELATED PARTY TRANSACTIONS

Due to Stockholders

The Company is obligated to issue shares of its common stock to several of its stockholders in connection with its June 2009 debt financing (see Note 10).

During the nine months ended January 31, 2013, the Company incurred $117,086, net of repayments of $16,185, to the Company's CEO for incurred past expenses.

As described in Notes 11 and 14 above, a note holder and former director of the Company provided a $660,000 line of credit, of which $785,945 is being utilized. For the nine months ended January 31, 2013, the Company has paid $12,705 of interest on the credit line.

As described in Notes 12 and 14 above, a convertible promissory note valued at $1,630,000 was issued at 8% interest to Worldwide Beverage Imports (“WBI”), for past due payables.  The Note is currently in default.

On January 17, 2013, the Company issued 2,000,000 shares of its common stock to Frederico Cabo’s company, Jomex, LLC for his company giving up 2,000,000 shares of the Company’s common stock as security due to a defaulted debenture in this quarter.  The fair value of the shares was $180,000 based on the quoted market price of the shares at time of issuance.

DRINKS AMERICAS HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013
(Unaudited)

20. CUSTOMER CONCENTRATION

For the nine months ended January 31, 2013 and 2012, five customers accounted for 52% and 66%, of the Company's sales, respectively, and five customers accounted for 55% and 68%, respectively of the Company's accounts receivable as of January 31, 2013 and April 30, 2012, respectively.

The Company’s national spirits sales are generally done through the top five spirits and wine distributing companies in the nation, Glazers, Southern Wine and Spirits, Republic National Distributing Company, Johnson Brothers Distributing Company and Youngs Market. The Company’s beer business is done primarily through a network of Anheuser Busch and Miller and Coors Brewing company distributors in 15 states.

21. SUBSEQUENT EVENTS

On February 15, 2013, the Company entered into a Beer Brokerage Agreement with Worldwide Beverage Importers (“WBI”), to sell WBI’s beer inventory on a commission basis.

June 19, 2009 Debenture

As previously reported on the Company’s Current Reports on Form 8-K, filed with the SEC on June 25, 2009 and on December 20, 2011, the Company sold to one accredited investor (the “Investor”) a $4,000,000 non-interest bearing debenture (the “Debenture”) pursuant to a Securities Purchase Agreement (the “SPA”).  The Company’s obligations under the Debenture and the SPA were secured by a Pledge Agreement (the “Pledge Agreement” and, the Pledge Agreement together with the Debenture, the SPA and all other documents entered into in conjunction therewith or as an amendment thereto, the “Loan Documents”).  Additionally, on December 13, 2011, the Company and the Investor entered into a Forbearance Agreement (the “Forbearance Agreement”) whereby the Investor agreed to forbear from enforcing the Investor’s remedial rights against certain defaults under the Loan Documents until January 1, 2013 (the “Forbearance Agreement”).  Pursuant to the Forbearance Agreement, the Debenture remained in full force and effect and, as a result of certain defaults under the Loan Documents, the outstanding amount owed under the Debenture, including interest, fees, penalties and legal fees, was agreed to be no less than $2,000,000, with interest, fees and penalties continuing to accrue (the “Debenture Balance”).  Notwithstanding the Debenture Balance, the Company and the Investor agreed to a payoff balance of $1,126,360 (the “Forbearance Amount”).  Pursuant to the Forbearance Agreement, the Company made various scheduled payments towards the Forbearance Amount.  However, the Company was unable to pay the final payment for $408,000 plus all accrued and unpaid interest on or prior to its due date, January 1, 2013, or within the five business day cure period. Currently, the Company is negotiating a settlement with the Investor.

October 15, 2012 Debenture

On October 15, 2012, the Company sold a $325,000 convertible debenture (the “Convertible Debenture”) to one accredited investor (the “Holder”).  The proceeds to the Company were $250,000 and the Convertible Debenture contained an original issue discount of $75,000.  The Convertible Debenture bears a 0% interest rate, an 18% default interest rate and matured on January 15, 2013 (the “Maturity Date”).  In connection with the sale of the Convertible Debenture, the Company, the Holder and JoMex, LLC, (the “Pledgor”), an entity owned by the Company’s former Chief Executive Officer and Chairman, Federico Cabo, entered into a security interest and pledge agreement (the “Security Agreement”) whereby the Pledgor, deposited 2,000,000 shares (the “Pledge Shares”) of the Company’s common stock owned by JoMex as security for the performance of the Company under the Convertible Debenture.

On January 15, 2013, the Company received a letter of default (“Letter of Default”) for the nonpayment of the $325,000 due to the Holder on the Maturity Date.  In the Letter of Default, the Holder declared the Company’s default under the Convertible Debenture and demanded the release of the Pledge Shares pursuant to the Security Agreement.  The Company and JoMex, LLC (“Pledgor”) released on February 5, 2013, the Pledge Shares to the Holder.

November 1, 2012 Debenture

On November 1, 2012, the Company issued a convertible debenture to Worldwide Beverage Imports (“WBI”) for delinquent accounts payable of $1,630,000 and interest of 8% per annum. The debenture, which includes all principal and interest, is due in full on May 1, 2013. The debenture is convertible, at the option of the holder, into shares of common stock of the Company at a fixed conversion price of $0.50 and is secured under the terms of the Security Interest and Pledge Agreement. The convertible debenture will be convertible at a 38% discount to market.   This debenture is currently in default.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated or the context otherwise requires, all references in this Report on Form 10-Q to “we”, “us”, “our” and the “Company” are to Drinks Americas Holdings, Ltd., a Delaware corporation and formerly Gourmet Group, Inc., a Nevada corporation, and its majority owned subsidiaries Drinks Americas, Inc., Drinks Beers, Drinks Global Imports, LLC, D.T. Drinks, LLC, Rheingold Brewing Company and Maxmillian Mixers, LLC and Maxmillian Partners, LLC.

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

Introduction

The following discussion and analysis summarizes the significant factors affecting: (1) our consolidated results of operations for the three and nine months ended January 31, 2013, compared to the three and nine months ended January 31, 2012, and (2) our liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes included in our Annual Report Form 10-K, filed on August 14, 2012.

Results of Operations

Three months Ended January 31, 2013 Compared to Three months Ended January 31, 2012

Net Sales: Net sales were approximately $1,204,671 for the three months ended January 31, 2013 compared to net sales of approximately $1,117,000 for the same period last year, an increase of 8% as a result of the Company’s sales of products from the license agreement with Worldwide Beverage Imports.  KAH Tequila was the primary driver of revenue growth for the Company.

Gross Margin:  Gross margin was $342,455, or 28.4% of net sales for the three months ended January 31, 2013 compared to gross margin of $232,341, or 20.8% of net sales for the three months ended January 31, 2012.

Selling, General and Administrative Expenses: Selling, general and administrative expenses totaled approximately $1,679,868 for the three months ended January 31, 2013, compared to $345,365 for the three months ended January 31, 2012, an increase of approximately $1,334,503, or 386%, is primarily the result of increased accrued expenses for consulting fees and contingent liabilities, and increased promotion expenses.

Interest expense:  Interest expense for the three months ended January 31, 2013 was approximately $705,724 compared to $11,332 for the same period last year, a net increase of $694,392 or 98%.  This increase is predominantly due to increased short term debt and interest of $431,134 accrued for a redemption liability.

Loss (gain) on settlement of debt:  During the three months ended January 31, 2013 and 2012, we negotiated and settled outstanding debt, primarily trade vendors.  As such, we recognized a gain on settlement of debt of approximately $0 for the three months ended January 31, 2013 compared to a gain of approximately $288,172 the same period last year.

Nine months Ended January 31, 2013 Compared to Nine months Ended January 31, 2012

Net Sales: Net sales were approximately $4,426,065 for the nine months ended January 31, 2013 compared to net sales of approximately $2,535,669 for the same period last year, an increase of 74.6% as a result of the Company’s sales of products from the license agreement with Worldwide Beverage Imports.  KAH Tequila was the primary driver of revenue growth for the Company.

Gross Margin:  Gross margin was $1,042,916, or 23.6% of net sales for the nine months ended January 31, 2013 compared to gross margin of $550,016, or 21.7% of net sales for the nine months ended January 31, 2012.

Selling, General and Administrative Expenses: Selling, general and administrative expenses totaled approximately $6,542,603 for the nine months ended January 31, 2013, compared to $1,591,027 for the nine months ended January 31, 2012, an increase of approximately $4,951,576, or 311%, is primarily the result of increased consulting fees and contingent liabilities, and increased promotion expenses.

Impairment Losses: For the nine months ended January 31, 2013, the Company recorded impairment losses of $5,295,700 for intangible assets and investment in equity investees, respectively.

Interest expense:  Interest expense for the nine months ended January 31, 2013 was approximately $1,073,471 compared to $157,342 for the same period last year, a net increase of $916,129 or 582%.  This increase is predominantly due to increased short term debt and interest of $431,134 accrued for a redemption liability.

Gain on settlement of debt:  During the nine months ended January 31, 2013 and 2011, we negotiated and settled outstanding debt, primarily with trade vendors.  As such, we recognized a gain on settlement of debt of approximately $372,469 for the nine months ended January 31, 2013 compared to a gain of approximately $627,609 the same period last year.

Gain on disposal of product line:  During the nine months ended January 31, 2012, we exchanged 42% of our interest in Olifant U.S.A, Inc. for the cancellation of our remaining outstanding debt obligation and related accrued interest.  With the exchange, we reduced our ownership to 48% and realized a gain on sale of the product line of approximately $280,478 compared to $0 for the nine months ended January 31, 2013.

Financial Liquidity and Capital Resources

Our accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of January 31, 2013, the Company has stockholders' deficit of approximately $(16,404,154) and working capital deficiency of approximately $16,404,154 as of January 31, 2013 and has incurred significant operating losses and negative cash flows since inception. For the nine months ended January 31, 2013, the Company sustained operating net loss of approximately $11,496,8389 compared to operating net loss of $547,479 for the nine months ended January 31, 2012 and used cash of approximately $948,676 in operating activities for the nine months ended January 31, 2013 compared with approximately $1,122,785 for the nine months ended January 31, 2012. We have converted certain liabilities into equity.   The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence. Without substantial inflows of cash from the sale of our equity, together with successful negotiations with our legacy creditors to convert our debts to equity, the Company will be unable to continue as an ongoing concern.

We will need to continue to manage carefully our working capital and our business decisions will continue to be influenced by our working capital requirements.

Net Cash Used in Operating Activities: Net cash used in operating activities for the nine months ended January 31, 2013 was approximately $948,676, primarily from our loss of approximately $11,496,821 net with non-cash activities of approximately $13,518 depreciation, $714,162 stock based compensation, $5,295,700 impairment losses, $1,559,845 changes in operating assets and sundry other non-cash activities (primarily decreases in our accounts receivable and inventory). We have to date funded some of our operations predominantly through loans from shareholders, officers and investors.

Net Cash provided by Financing Activities: Net cash provided by financing activities for the nine months ended January 31, 2013 was approximately $675,392 primarily from net proceeds from related party line of credit, convertible debt and notes payable.

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

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2013, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2013, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the Company’s inability to file this quarterly report within the period specified by the SEC.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On November 1, 2012, the Company issued, in lieu of cash payment for past due accounts payables equal to $1,630,000, two convertible debentures to Worldwide Beverage Imports in the aggregate principal amount of $1,630,000 (the “WBI Debentures”).  On January 31, 2013, the Company and WBI memorialized their agreement to cancel $1,630,000 of past due accounts payable owed to WBI in exchange for the issuance of the WBI Debentures.  The WBI Debentures accrue interest at 8% per annum. The WBI Debentures, which includes all principal and interest, are due in full on May 1, 2013. The WBI Debentures are convertible, at the option of the holder, into shares of common stock of the Company at the lesser of (i) the closing price of the Company’s common stock on November 1, 2012; or (ii) the closing price of the Company’s common stock on the date immediately prior to the date the holder of the WBI Debentures requests their conversion.  However, in the event of a default under the WBI debentures, the WBI Debentures will be convertible at a 38% discount to market.   The WBI Debentures are currently in default.

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

October 15, 2012 Debenture

On October 15, 2012, the Company sold a $325,000 convertible debenture (the “Convertible Debenture”) to one accredited investor (the “Holder”).  The proceeds to the Company were $250,000 and the Convertible Debenture contained an original issue discount of $75,000.  The Convertible Debenture bears a 0% interest rate, an 18% default interest rate and matured on January 15, 2013 (the “Maturity Date”).  In connection with the sale of the Convertible Debenture, the Company, the Holder and JoMex, LLC, (the “Pledgor”), an entity owned by the Company’s former Chief Executive Officer and Chairman, Federico Cabo, entered into a security interest and pledge agreement (the “Security Agreement”) whereby the Pledgor, deposited 2,000,000 shares (the “Pledge Shares”) of the Company’s common stock owned by JoMex as security for the performance of the Company under the Convertible Debenture.

On January 15, 2013, the Company received a letter of default (“Letter of Default”) for the nonpayment of the $325,000 due to the Holder on the Maturity Date.  In the Letter of Default, the Holder declared the Company’s default under the Convertible Debenture and demanded the release of the Pledge Shares pursuant to the Security Agreement.  The Company and JoMex, LLC (“Pledgor”) released on February 5, 2013, the Pledge Shares to the Holder.

Item 4.    Mine Safety Disclosures.

Not Applicable.

Item 5.    Other Information.

On November 1, 2012, the Company issued, in lieu of cash payment for past due accounts payables equal to $1,630,000, two convertible debentures to Worldwide Beverage Imports in the aggregate principal amount of $1,630,000 (the “WBI Debentures”).  On January 31, 2013, the Company and WBI memorialized their agreement to cancel $1,630,000 of past due accounts payable owed to WBI in exchange for the issuance of the WBI Debentures.  The WBI Debentures accrue interest at 8% per annum. The WBI Debentures, which includes all principal and interest, are due in full on May 1, 2013. The WBI Debentures are convertible, at the option of the holder, into shares of common stock of the Company at the lesser of (i) the closing price of the Company’s common stock on November 1, 2012; or (ii) the closing price of the Company’s common stock on the date immediately prior to the date the holder of the WBI Debentures requests their conversion.  However, in the event of a default under the WBI Debentures, the WBI Debentures will be convertible at a 38% discount to market.   The WBI Debentures are currently in default.

The preceding description of the WBI Debentures does not purport to be complete and is qualified in its entirety by reference to Exhibit 4.1 and Exhibit 4.2 to this Quarterly Report.

Item 6.    Exhibits.

4.1	$230,000 8% Convertible Debenture

4.2	$1,400,000 8% Convertible Debenture

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Timothy J. Owens, Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Timothy J. Owens, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Taxonomy Extension Schema Document*

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101 LAB	XBRL Taxonomy Extension Label Linkbase Document*

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

DRINKS AMERICAS HOLDINGS, LTD.

June 3, 2013	By:	/s/ Timothy J. Owens
Timothy J. Owens Chief Executive Officer

June 3, 2013	By:	/s/ Timothy J. Owens
Timothy J. Owens Chief Financial Officer (Principal Accounting Officer)