Form 10-Q/A
period 2013-01-31
DRINKS AMERICAS HOLDINGS, LTD
filed 2013-07-01
CIK 873540

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

EXPLANATORY NOTE

Drinks Americas Holdings, Ltd. (the “Company”) is filing this amendment to its Form 10-Q for the three and nine months ended January 31, 2013 in order to amend certain disclosures included in the notes to financial statement with a view towards clarifying the original disclosures.

This Form 10-Q/A amends and restates the Company’s Quarterly Report on Form 10-Q for the three and nine months ended January 31, 2013 as originally filed with the Securities and Exchange Commission (the “SEC”) on June 4, 2013 (the “Original Filing”). This Form 10-Q/A amends the Notes 12, 14 and 21 of the financial statements contained in the Original Filing.  For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. Except for the amended information referred to above, no other information in the Original Filing is amended and this Form 10-Q/A continues to describe conditions as of the date of the Original Filing and the Company has not modified or updated other disclosures presented in the Original Filing.  This Form 10-Q/A does not reflect events occurring after the date of the Original Filing nor does it modify or update disclosures affected by subsequent events.

DRINKS AMERICAS HOLDINGS, LTD. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTER ENDED JANUARY 31, 2013

 PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements

DRINKS AMERICAS HOLDINGS, LTD., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31,	April 30,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$22,119	$295,403
Accounts receivable, net	103,112	739,565
Inventory	--	841,401
Other current assets	34,358	61,574
Total current assets	159,589	1,937,943

Property and equipment, net	--	13,518
Investment in equity investees	--	102,345
Intangible assets	--	5,193,355
Deposits	--	6,225
Other assets	--	48,550
	--	5,363,993

Total assets	$159,589	$7,301,936

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$2,244,461	$2,889,969
Accrued expenses	237,923	900,929
Preferred stock redemption liability	8,983,524	--
Commitments and contingencies	1,417,390	--
Line of credit, related party	785,945	215,946
Convertible note payable, net of debt discount of $0 and $0	325,000	--
Investor note payable	410,000	793,000
Notes and loans payable, related party	1,660,000	145,008
Notes and loans payable	499,500	247,000
Total current liabilities	16,563,743	5,191,852

Long term debt
Deferred rent payable	--	2,735
Total liabilities	16,563,743	5,194,587

Stockholders' equity:
Preferred stock: $0.001 par value; 1,000,000 shares authorized;
Series A Convertible: $0.001 par value; 2,884 and 10,544 shares issued and outstanding as of January 31, 2013 and April 30, 2012	3	11
Series B: $10,000 par value; 13,837 issued and outstanding as of January 31, 2013 and April 30, 2011	-	-
Series C: $1.00 par value; 773,497 and 635,835 issued and outstanding as of January 31, 2013 and April 30, 2012	-	-
Series D Convertible: $0.001 par value; 114,000 and 0 shares issued and outstanding as of January 31, 2013 and April 30, 2012	114	-
Common stock, $0.001 par value; 900,000,000 shares authorized; 29,485,304 and 21,279,339 issued and outstanding as of January 31, 2013 and April 30, 2012	29,485	21,279
Additional paid-in capital	43,648,951	50,672,809
Accumulated deficit	(60,082,707)	(48,586,318)
Total Drinks Americas Holdings, Ltd. stockholders' equity	(16,404,154)	2,107,781
Equity attributable to non-controlling interest	--	(432)
Total equity	(16,404,154)	2,107,349

Total liabilities and stockholders' deficit	$1,576,979	$7,301,936

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

On April 15, 2013, the Holder converted at the default conversion price (a 38% discount to market) $12,500 of the Convertible Debenture into 1,456,876 shares of our common stock.

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

(a)
As of April 30, 2012, the Company has borrowed an aggregate of $250,000 net of $104,992 of repayments, from an investor under an informal agreement for working capital purposes. The loan is payable on demand was classified under notes and loans payable as a current liability of $0 and $145,008 as of January 31, 2013 and April 30, 2012. Interest is paid on a monthly basis. This note has been aggregated into a Line of Credit, Related Party as of January 31, 2013 (see Note 11).

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

On April 15, 2013, the Holder converted at the default conversion price (a 38% discount to market) $12,500 of the Convertible Debenture into 1,456,876 shares of our common stock.

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

Item 6.    Exhibits.

4.1*	$230,000 8% Convertible Debenture

4.2*	$1,400,000 8% Convertible Debenture

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Timothy J. Owens, Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Timothy J. Owens, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously Filed

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Extension Label Linkbase Document

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRINKS AMERICAS HOLDINGS, LTD.

June 28, 2013	By:	/s/ Timothy J. Owens
Timothy J. Owens Chief Executive Officer

June 28, 2013	By:	/s/ Timothy J. Owens
Timothy J. Owens Chief Financial Officer (Principal Accounting Officer)