Form 10-K
period 2013-04-30
DRINKS AMERICAS HOLDINGS, LTD
filed 2015-01-20
CIK 873540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-19086

Drinks Americas Holdings, Ltd.
(Exact name of small business issuer as specified in its charter)

Delaware	87-0438825
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4101 Whiteside, Los Angeles, CA 90063
 (Address of principal executive offices)

(323) 266-8500
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: (none)

Securities registered under Section 12(g) of the Exchange Act: Common
Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the quarter ended April 30, 2013 was approximately $0.03.  As of January 16, 2015, there were 2,782,982,992 shares of Common Stock, par value $0.0001 per share, outstanding.

 DRINKS AMERICAS HOLDINGS, LTD.
FORM 10-K

PART I

Item 1.	Business	5

Item 1A.	Risk Factors	10

Item 1B.	Unresolved Staff Comments	15

Item 2.	Properties	16

Item 3.	Legal Proceedings	16

Item 4.	Mine Safety Disclosures	17

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Small Issuer Purchase of Equity Securities	17

Item 6.	Selected Financial Data	19

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 8.	Financial Statements and Supplementary Data	23

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	24

Item 9A.	Controls and Procedures	25

Item 9B.	Other Information	26

PART III

Item 10.	Directors, Executive Officers, Promoters, and Corporate Governance	26

Item 11.	Executive Compensation	27

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	28

Item 13.	Certain Relationships and Related Transactions, and Director Independence	30

Item 14.	Principal Accountants' Fees and Services	31

PART IV

Item 15.	Exhibits, Financial Statement Schedules	32

SIGNATURES		34

Explanatory Note

This is the annual report of Drinks Americas Holdings, Ltd. (the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) covering periods as of April 30, 2013. Readers should be aware that some aspects of this Annual Report on Form 10-K differ from other annual reports. Notably, it reflects the events, management, and financial numbers as of April 30, 2013, and not since then.  Accordingly, this annual report is intended to be a historical document disclosing the status of the Company as of April 30, 2013 and includes subsequent events through the date of this filing.

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

As of March 9, 2005, we, as Gourmet Group, issued an aggregate of 2,864,253 shares of our common stock (or 87.28% of the outstanding common stock on a fully-diluted basis) to DA's shareholders, an additional 120,000 total shares of our common stock (or 3.66%) to two advisors to DA and a total of 26,667 shares of our common stock (or 0.8%) to the four members of Maxmillian Mixers, LLC, a Delaware limited liability company affiliated with DA ("Mixers") in exchange for all of DA's outstanding common shares and DA’s business. Immediately prior to issuing such shares, Gourmet Group (which had previously been a Nevada corporation), by way of merger merged with and into a newly formed Delaware corporation, thereby becoming a Delaware corporation. Gourmet Group changed its name to Drinks Americas Holdings, Ltd., affecting a reverse split its outstanding shares one-for-ten, and authorized up to 1,000,000 shares of "blank check" preferred stock in its new certificate of incorporation. In return for such issuances of shares, we, as Gourmet Group, received all of the outstanding shares of capital stock of DA and all of the membership interests in Mixers. Thus, DA and Mixers became our wholly owned subsidiaries and the business of those subsidiaries constitutes substantially all of our operations at that time. Prior to the share exchange transaction described above, Maxmillian Partners, LLC ("Partners") owned approximately 99% of the outstanding capital stock of DA and immediately after the share exchange became our majority shareholder. Subsequently, Partners distributed its shares pro rata to its 21 members as part of a plan of liquidation. For financial accounting purposes, this share exchange has been recognized as a reverse merger, and accordingly we changed our fiscal year end from June 30 to DA's year-end of April 30th, and all of our historical financial statements prior to the share exchange are those of DA.

On October 15, 2010, the Company affected a 1 for 15 reverse split of issued and outstanding shares of common stock of the Company without changing par value of the stock.  On December 27, 2011, the Company affected a 1 for 250 reverse split of its issued and outstanding shares of common stock of the Company without changing par value of the stock.  All information contained in this Annual Report on Form 10-K reflects post-split share adjustments for both reverse stock splits.

BUSINESS OVERVIEW

Based in Simi Valley, California, we were founded in 2002 by an experienced team of beverage, entertainment, retail and consumer product industry professionals. We specialize in the marketing and distribution of premium alcoholic and nonalcoholic beverages with an emphasis on utilizing and leveraging associations with iconic brand names, brands with historic origins or entertainers and celebrities.

Through our wholly owned subsidiary, Drinks Americas Holdings, Inc. (“Drinks”), Drinks distributes and markets unique premium alcoholic beverages to beverage wholesalers throughout the United States and internationally.

In June of 2011, the Company entered into an agreement to license and distribute the brands of Worldwide Beverage Imports, LLC ("WBI") in the eastern United States with brands to include KAH Tequila, Agave 99, Ed Hardy Tequila, Mexicali Beer, Chili Beer and Red Pig ale as well as various other products produced and imported by Worldwide Beverage Imports, together with extended credit terms and cash in return for the shares in the Company that would be no greater than 49% of the Company.

On November 1, 2011, the Company amended its agreement with Worldwide Beverage Imports. The Company was granted worldwide distribution rights on both the spirits and beer products of WBI.  In connection with the agreement, the Company agreed to issue 2,454,545 additional restricted shares of common stock (the “Additional Shares”) to Worldwide at a purchase price of $0.55 per share in exchange for Worldwide forgiving a $300,000 loan owed by the Company to Worldwide and Worldwide delivering $1,050,000 in inventory to the Company, the sale proceeds of which are to be contributed to the capital of the Company.

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

As of January 31, 2013, the Company defaulted on its license agreement with WBI and subsequently WBI stopped shipping its KAH tequila and all other products as of January 31, 2013.

As of February 15, 2013, the Company entered into a Beer brokerage agreement with WBI to distribute Rio Bravo, Mexicali and other future brands nationally.  From March 1, 2013 to May 15, 2013, the Company worked on a national rollout of Day of the Dead Beer, a craft brewed beer line that is believed to meet the current growing demand for India Pale Ales (“IPA”) and other highly sought after beer styles.   Day of the Dead Beer is one of the first craft brewed beers to be imported from Mexico.

As of May 15, 2013, the Company as part of its Beer Brokerage agreement with WBI started a national rollout of “Day Of The Dead Craft Beers” the first line of Craft Beers Imported from Mexico. Initial focus was on 13 states and has grown to 48 states as of this printing and has experienced tremendous acceptance. In addition to its growth, it has won several industry awards including being named the best I.P.A. Craft Beer of Mexico.

The Company as part of its brokerage agreement provides direct retail support and marketing through “on premise taste tests and point of sale posters and other marketing materials. These functions are performed by a third party national marketing firm and are compensated on cases sold as a result of their efforts.

COMPANY

Our Company is a Delaware corporation, our principal place of business is located at 25 W. Easy Street #306, Simi Valley, CA 93065 and our telephone number is (805) 530-2574. Our Company is the exclusive United States broker for a line of premium authentic Mexican beers currently present in over 48 states. Drinks Americas' premium authentic Mexican beer brands include specialty Day of the Dead Craft Beer, Mexicali(TM), Rio Bravo(TM), Red Pig(TM) and Chili Beer(TM), which are all brewed in Mexico's third largest brewery, Cerveceria Mexicana S. de R.L. de C.V., utilizing state of the art processes, fermentation and aging systems. Drinks Americas' brands continue to forge strong connections with consumers through some of the largest retailers and restaurants in the country.  For most of 2012 until January 31, 2013, the Company's products were predominantly concentrated on tequila sales.  Subsequent to the loss of our tequila license, the above brands have taken over as the main products being offered.

The Company plans to license or purchase other underserved brands to extend the portfolio and provide the clients we serve a broader mix of quality Spirits and other beverages that allows company to take advantage of the relationships we have forged with new profit centers. This is an ongoing effort and new products are continuously evaluated for quality, product integration and ultimately whether they provide a synergy with our core product line.

STRATEGY

Our long-term business strategy is to become the United States broker for leading premium authentic Mexican beers currently present in over 48 states. The Company is the exclusive broker for Mexican Craft Beers in each state in which it operates. Further, the Company endeavors to acquire new brands in the beverage industry to become a leader in the industry. Several of the existing brands have the strategic advantage of being historically iconic.  For example, Mexicali Beer has been sold since 1928 in Mexico.

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

BEER, WINE AND SPIRITS INDUSTRY OVERVIEW

Beverage Industry Statistics Data:
Note: Numbers are preliminary. A more extensive analysis was released following the Craft Brewers Conference in Denver, CO. from April 8-11, 2014. Another 2012 industry analysis was published in the May/June 2013 issue of The New Brewer, highlighting regional trends and sales by individual breweries.

Total retail dollars from the sale of wine, beer and distilled spirits $113.5 billion

Total annual sales in beer industry/category $91.6 Billion

Percent beer accounts for the share of total beverage alcohol retail dollar sales 52%

Wine Is Beating out Liquor as Preferred In-Home Intoxicant

Among the findings of an NPR report on how consumer spending on alcohol has changed over the past three decades, one of the most striking trends is how swiftly wine has surpassed spirits as the stronger drink of choice in the house. Beer still dominates, factoring in for nearly 50% of liquor store purchases in 1982 (48.9%) and again in 2012 (47.7%). But whereas in the early ’80s the rest of alcohol purchases were dominated by liquor—34.6% of store sales, compared to 16.2% for wine—by 2012, wine has now taken the lead in sales. Nowadays, wine accounts for 39.7% of store sales, while liquor represents a mere 12.6%. It’s surely no coincidence that the uptick in wine sales has occurred during a long stretch when wine has slowly sloughed off its snobby reputation, and when wine has grown in popularity particularly among moms and women in general.

But Recently, Liquor Sales Have Picked Up Steam

The liquor industry reported a 4% increase in liquor sales in 2011, with particularly strong increases in exports of American spirits and high-end “super premium” beverages (both up more than 10%). The boost in alcoholic beverage spending, particularly in terms of pricey brands, has been welcomed as an indicator of continued economic prosperity: Just as sales of cheap liquor brands soared during the height of the recession and increased spending on top-shelf products is seen as a sign of consumer confidence.

Consumers Drinking More Craft Beer (Even in Cans)

While overall beer sales have remained stagnant, one tiny segment of the market—craft beer—has grown substantially. Last year, craft beer posted a 15% increase in sales in the U.S. Bloomberg reports that as of 2010, there were 1,693 breweries in the U.S., a 2000% increase from the mid-’80s. Beer-loving hipsters, who love PBR and craft beers alike in the can, have helped the can regain preeminence in the beer market: In 2011, cans accounted for 53% of beer sales, up from 48% during the import-in-a-bottle-loving mid-’00s.

(Source:  TIME.com:  “What’s Hot, New, Weird, Delicious, Refreshing, and Exciting in Pizza and Beer”)

Consumers are Spending a Lot More on Alcoholic Beverages in Restaurants

The other eye-opening difference presented in NPR’s alcohol report concerns prices changes on alcohol consumed at home versus at bars and restaurants. Store prices on beer, wine, and liquor have actually come down over the past 30 years. As production has become more efficient, prices at the store have declined 39% from 1982 to 2012, after adjusting for inflation. Drinks ordered at bars and restaurants, on the other hand, have increased a whopping 79% during that same time period. Rising costs of labor and rent at bars and restaurants, as well as an increased focus on alcohol over food for revenues, are some of the reasons cited for the dramatic difference. Unsurprisingly, a much larger proportion of consumers‘ overall alcohol expenditures go to bars and restaurants nowadays. In 1982, just 24% of our alcoholic beverages money was spent at bars and stores; today, that figure is up to 40%.

Time Magazine June 2012.

With production at 13,235,917 barrels (bbls) in 2012, craft brewers reached 6.5 percent volume of the total U.S. beer market, up from 5.7 percent the previous year. Additionally, craft dollar share of the total U.S. beer market reached 10.2 percent in 2012, as retail dollar value from craft brewers was estimated at $10.2 billion, up from $8.7 billion in 2011.

“Beer is a $99 billion industry to which craft brewers are making a significant contribution, with retail sales share hitting double digits for the first time in 2012,” said Paul Gatza, director of the Brewers Association. “Small and independent brewers are consistently innovating and producing high-quality, flavor-forward craft brewed beer. Americans are not only responding to greater access to these products, but also to the stories and people behind them.”

In 2012, there was an 18 percent increase in the number of U.S. operating breweries, with the total count reaching 2,403. This count includes 409 new brewery openings and only 43 closings. Small breweries created an estimated 4,857 more jobs during the year, employing 108,440 workers, compared to 103,583 the year prior.

“On average, we are seeing slightly more than one craft brewery per day opening somewhere in the U.S. and we anticipate even more in the coming year. There is clearly a thirst in the marketplace for craft brewed beer, as indicated by the continued growth year after year,” added Gatza. “These small breweries are doing great things for their local communities, the greater community of craft brewers, our food arts culture and the overall economy.”

GuestMetrics LLC collects data from tens of thousands of restaurants and turns that data into regular reports. According to its most recent report, based on POS sales in restaurants and bars, IPAs displayed the strongest growth and market share gains of all the various types of beer in 2012 in the on-premise channel.

Of more than 25 different types of beer classifications GuestMetrics has in its system, IPA's showed 39 percent growth compared to the prior year, and in terms of share of the overall beer category, it also displayed the largest gain at about 55 basis points.

“While IPA is still quite small at just 1 percent of all beers sold in on-premise, our data indicates thus far in 2013, India Pale Ale’s strength has actually picked up some additional strength, growing units at 40 percent compared to the prior year, and achieving around a 70 basis point share gain,” said Bill Pecoriello, chief executive officer of GuestMetrics.

Now, these results may require a grain of salt because, based on its data, GuestMetrics said the IPA brands with the largest share gains last year were Widmer Broken Halo IPA, Lagunitas India Pale Ale, Sierra Nevada Torpedo Extra IPA and Ballast Point Sculpin. Widmer Broken Halo is no longer in production – so there is that. Nevertheless, the info from the company’s report results could generally reflect the broader trends being seen in the industry.

OUR PRODUCTS, ACQUISITIONS AND ALLIANCES

OUR PRODUCTS

For most of 2012 until January 31, 2013, the Company’s products were predominantly concentrated on tequila sales.  Subsequent to the loss of our tequila license, the following brands have taken over as the main products being offered.

“Day of the Dead Craft Beer’s” Iconic artwork is produced by the artist Sean Younis Wells who designed the label artwork for the award-winning national beer brand Day of the Dead Craft Beer and for La Catrina Wine. Both product lines have a Day of the Dead theme.

For 300 years the Aztecs honored the deceased in an annual celebration called Day of the Dead. The ceremony would involve using parts of the skeleton, most commonly the skull where relatives would place native Marigolds in the eye sockets to reflect the life that once was present.

Today, this festive holiday is a celebration of life. Many celebrants decorate in the joyful colors of the Mexican roots, paint faces and sing to wake the dead. Day of the Dead Craft Beer is made to celebrate life and honor the traditions of this great holiday.

The labels include images from Mrs. Wells' original acrylic paintings that were recently exhibited in the Canyon Road gallery De La Serna Fine Arts Studio & Gallery in Santa Fe, N.M and additional national exhibits are pending. A well-known painter throughout the southwest, Mrs. Wells also produces and hosts a television show, "New Mexican Santera," on the regional art form of retablo painting.

"The labels are the first things that consumers comment on.  We get calls on a regular basis asking for posters, etc.  We are planning to make reproductions of the original art and using them to advertise throughout the industry," said Jospeh Belli, VP Sales Day of the Dead Craft Beer.

Day of the Dead Craft Beer is an authentic Mexican beer brewed at a Mexican owned brewery Cerveceria Mexicana, whose packaging depicts this Mexican holiday and offers six variations including; Death Rides A Pale Horse Blonde Ale, Immortal Beloved Hefeweizen, Death Becomes Her Amber Ale, Queen of the Night Pale Ale, Immortal Beloved IPA and Pay The Ferryman Porter.

Drinks Americas premium authentic Mexican beer brands includes specialty craft beer Day of the Dead, Mexicali™, Rio Bravo™, Red Pig™ and Chili Beer™.

“Mexicali” is the flagship pilsner of Cerveceria Mexicana. The original formulation is a bright golden yellow in color. The aroma is of sweet malt, lightly floral and hoppy. The flavor reflects its hop bitterness; slightly sweet and just a perfect balance of two row barley malt, Chinook, Mt. Hood and Peerless hops that culminate to a very clean and semi-dry finish.

Mexicali light offers a more subtle experience. This beer is very bright pale golden in color with an aroma that is lightly sweet with obvious hops in the background. The flavor offers the bitterness from the hops, lightly sweet malt, smooth, light bodied and good carbonation making this a very refreshing and drinkable beer.

Mexicali Dark is a more complex offering. The color is bright, clear, dark brown. The aroma is lightly sweet, pleasant toasted malt, with a slightly coffee background. The flavor is a wonderful balance of roasted malt with a bit of sweetness, nice bitterness from the hops. This medium bodied dark beer has great carbonation and finishes with strength and a great aftertaste.

“Rio Bravo” is a pilsner with a bright golden yellow in color. The aroma is of sweet malt, lightly floral and hoppy. The flavor reflects its hop bitterness; slightly sweet and just a perfect balance of two row barley malt, Chinook, Mt. Hood and Peerless hops that culminate to a very clean and semi-dry finish.

Red Pig Mexican Ale is a craft brew. Bright, deep red copper in color, this ale is very aromatic with an intensely floral-hoppy, lightly sweet and malty scent. This full bodied ale offers a very pleasant high bitterness, with smooth sweet malt character, creamy head with good carbonation, and with an excellent bitter sweet finish.

Chili Beer is a unique brew with a bright pale golden yellow in color. It’s very aromatic, with a distinctive great, green chili in vinegar aroma, with a lightly sweet background. The flavor is pleasantly hot chili in vinegar accompanied with the light sweet grain character. It has a very light bitter finish, medium body and good carbonation.

ACQUISITIONS

Drinks Americas mission is to identify and invest the majority of our brand-building resources on those with the greatest growth potential such as Day of the Dead Craft Beer.

MARKETING, SALES AND DISTRIBUTION

MARKETING

Drinks Americas (DKAM) brands continues to forge strong connections with consumers through some of the largest retailers and restaurant chains in the country.

Day of the Dead Craft Beer is now available in over 20 U.S. chain retailers (such as Whole Foods, Cost Plus World Market, Walgreens, Sprouts, Total Wines) represented by over 40 distributors and available in over 48 states.

Examples of these are:

Classico is the distributor that has made Day of the Dead Draft Beer available in Arizona.

Prime Wine & Spirits has taken five of the six and has already secured some of the biggest chain retailers in the state. Such as Kroger, Cost Plus, Total Wine, Jax Beer & Wine, Smyrna World of Beverage, J's Beverage, Five Points Bottle Shop, Habersham Beverage and Savannah Market.

Life on Tap DRAFT Magazine in Voted on 2013 Top Beers of the year. Day of the Dead Pay the Ferryman Porter was declared a winner. Furthermore, the beer received a rating of 93, which was one of the highest scores.

Since their roll out in Florida with Republic National Distributing Company (RNDC), the brand is now available in over 700 accounts, including Cost Plus, Fresh Markets, Disney, World of Beer, 7-11's, Mexican restaurants and other independents.  RNDC is working diligently on supporting the market with presences at beer festivals, tastings and gaining placement at well-known retail chains.

We have partnered with some of the biggest names in the industry such as Southern Wine and Spirits and we have also signed with distributors who have chosen to take us as their first beer to distribute such as Classico Wine and Spirits.

Mexican Day of the Dead Craft Beer has landed the cover of national culinary-travel magazine SAVEUR. Noted as one of The Saveur 100, Day of the Dead Craft Beer will be included in its 20th Anniversary Edition out in the January/February 2014 issue.

SAVEUR is the definitive culinary and culinary-travel magazine of its generation. It has been honored with four American Society of Magazine Editors awards, including one for general excellence, and 17 James Beard journalism awards. SAVEUR is a magazine for people who experience the world food first.

Created to satisfy the hunger for genuine information about food in all its contexts, SAVEUR emphasizes heritage and tradition, home cooking and real food, evoking flavors from around the world, including forgotten pockets of culinary excellence in the United States. It celebrates the cultures and environments in which dishes are created and the people who create them. It serves up rich, satisfying stories that are complex, defining and memorable.

"Saveur's recognition of the complex quality and taste of our entire authentic Mexican Day of the Dead Craft Beer line – 6 in total - is extremely exciting. Our ability to win over not only craft beer connoisseurs and spirits distributors but also well-respected national food and travel critics speaks volumes to craftsmanship of Day of The Dead."

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

EMPLOYEES & CONTRACTORS

We have two full-time employees and twenty five independent contractors. All employees are at-will employees and are not represented by a labor union. All independent contractors are at-will contractors that have executed non-disclosure agreements with us.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below as well as other information provided to you in this Annual Report, including information in the section of this document entitled “Forward Looking Statements.” The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment.

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

There can be no assurance that we will be able to meet all or any of these factors in any of our current or prospective geographic areas of distribution. Further, shortage of adequate working capital may make it impossible for us to do so. Our inability to achieve any of these factors in a geographic distribution area will have a material adverse effect on our relationships with our distributors in that particular geographic area, thus limiting our ability to maintain and expand our market, which will likely adversely affect our revenues and financial results.

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

Our independent distributors are not required to place minimum monthly, quarterly or annual orders for our products. In order to reduce their inventory costs, our independent distributors maintain low levels of inventory which, depending on the product and the distributor, range from 15 to 45 days, of typical sales volume in the distribution area. We believe that our independent distributors endeavor to order products from us in such quantities, at such times, as will allow them to satisfy the demand for our products in the distribution area. Accordingly, there is no assurance as to the timing or quantity of purchases by any of our independent distributors or that any of our distributors will continue to purchase products from us in the same frequencies and volumes as they may have done in the past. Our goal is to maintain inventory levels for each of our products sufficient to satisfy anticipated purchase orders for our products from our distributors, which is difficult to estimate. This places burdens on our working capital, which has been limited since we began operations. As a result, we have not consistently been able to maintain sufficient inventory levels and may not be able to do so in the future.

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

WE HAVE A HISTORY OF LOSSES WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Because we have incurred significant losses from operations since inception, there is a substantial doubt about our ability to continue as a going concern. If we continue to generate significant losses we may not be able to continue as a going concern.

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

Risks Relating to our Industry

WE COMPETE IN AN INDUSTRY THAT IS BRAND-CONSCIOUS, SO BRAND NAME RECOGNITION AND ACCEPTANCE OF OUR PRODUCTS ARE CRITICAL TO OUR SUCCESS.

Our business is substantially dependent upon awareness and market acceptance of our products and brands by our targeted consumers. In addition, our business depends on acceptance by our independent distributors of our brands as beverage brands that have the potential to provide incremental sales growth rather than reduce distributors' existing beverage sales. Although we believe that we have made progress towards establishing market recognition for certain of our brands in both the alcoholic and non-alcoholic beverage industry, it is too early in the product life cycle of these brands to determine whether our products and brands will achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease approximately 1,800 square feet in Simi Valley, California with an annual base rent of $43,200.

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

In the Matter of Liquor Group Holding, LLC v. Drinks Americas Holdings, Ltd. (American Arbitration Association).  In June 2009, Liquor Group Wholesale, Inc. (“Liquor Group”), a company that provided distribution services for us in several states, filed a claim for damages against us in Duval County Florida for alleged damages including breach of contract and sought damages. It was the Company’s opinion that the claim arose out of our termination of the agreements we had with them for their nonperformance, failure of the plaintiff to accurately report sales to the Company and their withholding of information required by the agreements. The Company filed a counterclaim of $500,000 for damages against Liquor Group and has denied their claimed breach of contract claim previously made against it.  The Company contended that it is owed money by Liquor Group under the agreements. The matter was submitted to arbitration before the American Arbitration Association.  The arbitrator found that Liquor Group inappropriately confiscated Drinks’ bailment inventory and breached the agreement. For breach of contract by Liquor Group, the arbitrator found Drinks damaged in the amount of $180,058.62, said sum to be trebled for breach of contract damages due Drinks of $540,175.86. Additionally, the arbitrator found Liquor Group responsible for any and all costs and expenses incurred by Drinks in enforcing its rights under the agreement including reasonable attorney’s fees of $120,605.15 and costs of $3,878.04, being a total owed of $664,659.05. On March 7, 2011, the Company successfully obtained an arbitration award in its favor in the sum $664,659.05 after filing a counterclaimed against Liquor Group Holding, LLC. The Company is currently exploring avenues for collection of the arbitration award.  As of this printing, the Company has ceased legal action against the Liquor Group and are seeking a collections partner to assist in collects.

In December 2009, Niche Media, Inc., an advertising vendor filed suit against the Company in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk (Docket Number CV 09-6002627-S) claiming unpaid invoices for the approximate amount of $130,000 plus accruing interest and attorneys’ fees.  In March 2011, the Company reached settlement with Niche Media whereby payments for a balance of $90,000 will be paid over 29 months commencing on June 2011.  As of the date hereof, the Company has stopped making timely payments in accordance with the settlement and expects to come to an agreement on the outstanding balance owed.

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

In May 2011, Wenneker Distilleries (“Wenneker”), a distillery located in Holland, filed suit in the United States District Court for the Middle District of Pennsylvania seeking in excess of $225,894 in outstanding invoices owed to Wenneker pursuant to a certain Stock Purchase Agreement (the “SPA”), dated January 15, 2009, by and between the Company, Olifant USA, Inc. (“Olifant”), Jack McKenzie and Paul Walraven. Plaintiff claims that pursuant to the SPA, the Company is obligated to pay all of outstanding invoices owed to Wenneker by Olifant. The Company plans to vigorously defend this suit.  To date, there has been no further action related to this suit.

Jeffrey Daub.  This matter involves a claim by Jeffrey Daub, an ex-employee, for payment of deferred salary.  The matter was settled with the Plaintiff agreeing to a payment plan containing fourteen payments with the final payment due September 1, 2012 for a total of $140,000. Balance due and accrued under this agreement as of April 30, 2013 and 2012 was $27,500 and $55,000, respectively.

Drinks Americas Holdings, Ltd. / Pabst Brewing Company (relating to the Company’s license to Rheingold beer). On April 10, 2012, Pabst Brewing Company (“Pabst”) issued a notice of default and subsequently issued a notice of termination and a cease and desist letter with respect to that certain License Agreement between the Company and Pabst, dated August 22, 1997, as amended. The Company responded rejecting the aforesaid notices and disputing the alleged default. The Company does not believe that Pabst has any valid legal grounds to terminate the Rheingold beer license. Negotiations with Pabst have ensued and are continuing. There is likelihood that litigation will be commenced if Pabst refuses to withdraw its default, termination and cease and desist notices.  As of the date of printing we have returned to Pabst the Rheingold license.

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

On July 26, 2013, the Circuit Court in the 12th Judicial Circuit in and for Sarasota County, Florida (the “Court”), entered an Order Granting Approval of Settlement Agreement (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a Settlement Agreement (the “Settlement Agreement”) between Drinks Americas Holdings, Ltd. (the “Company”) and IBC Funds, LLC, a Nevada limited liability company (“IBC”), in the matter entitled IBC Funds, LLC v. Drinks Americas Holdings, Ltd., Case No. 2013 CA 5705 (the “Action”). IBC commenced the Action against the Company to recover $327,131.65 of an unpaid Convertible Debenture of the Company, which IBC had purchased from the Company on October 15, 2012 (the “Claim”). The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding upon the Company and IBC upon execution of the Order by the Court on July 26, 2013.

Pursuant to the terms of the Settlement Agreement approved by the Order, on July 26, 2013, the Company agreed to issue, in one or more tranches as necessary, that number of shares equal to $197,630.64 upon conversion to the Company’s common stock, $0.001 par value (the “Common Stock”) at a conversion rate equal to 35% of the lowest historical traded price of the Common Stock.  We have continued to maintain the tranche schedule.

Other than the items discussed above, we believe that the Company is currently not subject to litigation, which, in the opinion of our management, is likely to have a material adverse effect on us.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES AND SMALL ISSUER PURCHASE OF EQUITY SECURITIES

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

Year Ending, April 30, 2013	High	Low
First Quarter, July 31, 2012	$1.08	$0.59
Second Quarter, October 31, 2012	$0.70	$0.23
Third Quarter, January 31, 2013	$0.28	$0.05
Fourth Quarter, April 30, 2013	$0.07	$0.01

Year Ending, April 30, 2012	High	Low
First Quarter, July 31, 2011	$1.01	$0.54
Second Quarter, October 31, 2011	$0.98	$0.40
Third Quarter, January 31, 2012	$1.50	$0.45
Fourth Quarter, April 30, 2012	$0.98	$0.40

HOLDERS

As of April 30, 2013, there were 30,942,180 shares of our common stock outstanding, which were held of record by approximately 580 stockholders, not including persons or entities that hold the stock in nominee or "street" name through various brokerage firms.  Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On August 16, 2012, the Company filed a registration statement on Form S-8 and registered 2,000,000 shares issuable under the Drinks Americas Holdings ltd. 2012 Incentive Stock Plan (the “2012 Plan”). As of the date hereof, the Company has issued a total of 2,000,000 shares of Company common stock under the plan as compensation for legal, consulting, and marketing services at a fair value of $400,000.

On June 3, 2011, the Company filed a registration statement on Form S-8 and registered 100,000 shares issuable under the Drinks Americas Holdings ltd. 2011 Consultants Plan (the “2011 Plan”). As of the date hereof, the Company has issued a total of 100,000 shares of Company common stock under the plan as compensation for legal and marketing services at a fair value of $67,500.

On January 6, 2011, the Company filed a registration statement on Form S-8 and registered 120,000 shares issuable under the 2011 Stock Incentive Plan (the “2011 Plan”).  As of April 27, 2012, the Company has issued a total of 115,518 shares of Company common stock under the plan as compensation for legal and marketing services at a fair value of $170,837 and 4,482 shares remain available for future issuance under the 2010 Plan.

On April 13, 2010, the Company filed a registration statement on Form S-8 and registered 8,000 shares issuable under the 2010 Stock Incentive Plan (the “2010 Plan”).  Subsequent to April 30, 2010, the Company has issued a total of 6,027 shares of Company common stock under the plan as compensation for legal and marketing services at a fair value of $114,272 and 1,973 shares remain available for future issuance under the 2010 Plan.

On November 6, 2009, the Company filed a registration statement on Form S-8 and registered 5,333 shares issuable under the 2009 Stock Incentive Plan (the “2009 Plan”).  The Company has issued a total of 3,626 shares of Company common stock under the plan as compensation for legal and marketing services as of April 30, 2009 at a fair value of $316,450, which vested immediately upon grant. Additionally, 1,531 were issued subsequent to April 30, 2009 as compensation for legal and marketing services at a fair value of $65,667 and 177 shares remain available for future issuance under the 2009 Plan.

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

On March 12, 2009, the Company granted an aggregated of 1,540 options under its 2008 Stock Incentive Plan to various employees, the directors of the Company, and to two consultants to the Company.  The exercise price of the options granted to employees, directors, and one of the consultants was at the market value (other than those issued to our CEO which was at a 10% premium to the market value) of the underlying common stock at the date of grant. The exercise price of the options granted to the other consultant, $87.50, was above the fair market value of the underlying common stock at the date of grant. The value of the options on the date of grant was calculated using the Black-Scholes formula with the following assumptions: risk free rate-2%, expected life of options –5 years, expected stock volatility -67%, expected dividend yield -0%. The Company issued an aggregate of 1,113 options to purchase shares of its common stock to its employees including 667 to its former CEO, 133 to its former COO and 80 to its former CFO.

These options granted to employees of the Company vest over a four year period and expire five years after the grant date. The cost of the options, $375,750, is expected to be recognized over the four year vesting period of the non-vested options.  The options awarded to the directors of the Company (267) and the consultants (160) at fair value of $129,000 vested immediately on the grant date.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and is affected by assumptions regarding a number of highly complex and subjective variables including expected volatility, risk-free interest rate, expected dividends and expected term. Expected volatility is based on the historic volatility of the Company’s stock over the expected life of the option. The expected term and vesting of the option represents the estimated period of time until the exercise and is based on management’s estimates, giving consideration to the contractual term, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. ASC 718 – Stock Based Compensation, also requires the Company to estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent period if actual forfeitures differ from those estimates. The Company estimates forfeitures of future experience while considering its historical experience.

A summary of the options outstanding under the Plan as of April 30, 2013 and 2012 is as follows:

	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,420	$694.92	1,420	$694.92
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding at end of period	1,420	$694.92	1,420	$694.92
Exercisable at end of period	1,420	$694.92	1,420	$694.92
Weighted average fair value of grants during the period		$-		$-

RECENT SALE OF UNREGISTERED SECURITIES

There are no equity securities of the Company sold by us during the fiscal year ending April 30, 2013 that were not registered under the Securities Act of 1933, as amended, and have not previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

RESULTS OF OPERATIONS

Year ended April 30, 2013 compared to year ended April 30, 2012.

Net Sales: For the year ended April 30, 2013, net sales were $3,483,353 compared to net sales of $4,395,296 for the year ended April 30, 2012 which level of volume was driven by the Company's wholesale business model. The decrease of approximately 21% is a result of the Company's inability to sell spirits licensed from WBI nationally and internationally.  The Company's access to KAH Tequila was the primary driver of revenue growth for the Company until January 31, 2013. As of January 31, 2013, the Company defaulted on its license agreement with WBI and subsequently WBI stopped shipping its KAH tequila and all other products.

Gross Margin: Gross margin for the year ended April 30, 2013, was $766,338 or 22% of net sales under the Drinks WBI transaction compared to gross margin of $1,273,588, or 29% of net sales for the year ended April 30, 2012 under the wholesale business model. Margin has been maintained by the Company’s premium product selling strategy implemented by the company that targets premium price points, targeted non-price discounting promotion for its products and low overhead.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the year ended April 30, 2013 amounted to $3,898,882 compared to $2,346,502 for the same period of the prior year, an increase of approximately $1,552,380, or 66%, attributable to accrued settlement expenses of approximately $1,088,000, increased stock-based compensation of approximately $323,000, increased broker commissions of approximately $242,000, and increased bad debts of approximately $240,000.

Impairment of Intangible Assets: During the years ended April 30, 2013 and 2012 we performed an evaluation of our recorded book value of our intangible assets for purposes of determining the implied fair value of the assets at April 30, 2013 and 2012. The test indicated that the recorded remaining book value of our intangible assets associated with Rheingold Beer and Worldwide Beverage Imports exceeded their fair value for the year ended April 30, 2013 and 2012. As a result, upon completion of the assessment, we recorded a non-cash impairment charge of approximately $5,271,860, net of tax, or $0.17 per share during the year ended April 30, 2013 to reduce the carrying value to $0. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

Loss on Settlement: During the year ended April 30, 2013, the Company incurred a loss on settlement of $1,739,888 due to the Notice of Default received in January 2013 from an Investor as compared to the previous year of $250,000 due to royalty termination payments.

Interest Expense: Interest expense for the year ended April 30, 2013 was $2,373,366 compared to $1,243,592 for the same period last year, an increase of $1,129,774 or 91%. This increase is predominantly due to an increase in the cost of financing our outstanding liabilities together with accrued interest on our Series A stock redemption.

Gain on Change in Fair Value of Derivative: During the year ended April 30, 2013, the Company recorded a gain on change in fair value of $573,574 related to convertible promissory notes containing embedded derivatives. During the year ended April 30, 2012, the Company settled promissory notes eliminating the derivative liability and accordingly recorded a gain on change in fair value of $1,671.

Gain on Deconsolidation of Subsidiary: During the years ended April 30, 2013 and 2012, there were $0 and $280,483 recorded as gain on deconsolidation of subsidiary. The Company had a majority interest in Olifant U.S.A., whose assets, liabilities, income and expenses were included in the Company's consolidated financial statements. During the year ended April 30, 2012, the Company agreed to return 42% of the capital stock of Olifant reducing its ownership interest to 48%, in exchange for the cancellation of the outstanding debt obligation and related accrued interest. The aggregate of the remaining noncontrolling interest less the carrying amount of the net assets of Olifant resulted in a gain of $280,483 and was recorded as a component of other income in the consolidated income statement for the year ended April 30, 2012.

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

FINANCIAL LIQUIDITY AND CAPITAL RESOURCES

Our accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As of April 30, 2013, the Company has a stockholders' deficit of $22,911,844 applicable to controlling interests compared with a deficit of $11,246,719 applicable to controlling interests at April 30, 2012, and working capital deficiency of $22,912,276 as of April 30, 2013 and has incurred significant operating losses and negative cash flows since inception. For the year ended April 30, 2013, the Company sustained a net loss of $13,135,526 compared to a net loss of $2,538,967 for the year ended April 30, 2012 and used cash of approximately $662,000 in operating activities for the year ended April 30, 2013 compared with approximately $987,000 for the year ended April 30, 2012. We have converted certain liabilities into equity.   The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

We will need to continue to manage carefully our working capital and our business decisions will continue to be influenced by our working capital requirements.

Net Cash used in Operating Activities: Net cash used in operating activities for the year ended April 30, 2013 was $661,995, primarily from our loss of $13,135,526, net with non-cash activities of $577,311 in stock based compensation, $1,739,888 of loss on settlement, $573,574 in gain on change in fair value of derivative, $2,087,752 in non-cash interest related to the Series A put liability, and $5,271,860 of impairment losses.  Changes in operating assets, liabilities and sundry and other non-cash activities were $3,370,294. We have to date funded our operations predominantly through loans from shareholders, officers and investors and additionally through the issuance of our common stock as payment for outstanding obligations.

Net Cash used in Investing Activities: Net cash used in investing activities for the year ended April 30, 2013 was $0.

Net Cash provided by Financing Activities: Net cash provided by financing activities for the year ended April 30, 2013 was $454,492 primarily from proceeds from notes of $420,000.

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

ACCOUNTS RECEIVABLE

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written-off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations at April 30, 2013 and 2012 the allowance for doubtful accounts was $0 and $138,491, respectively.

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

DEFERRED CHARGES AND INTANGIBLE ASSETS

The costs of intangible assets with determinable useful lives are amortized over their respectful useful lives and reviewed for impairment when circumstances warrant. Intangible assets that have an indefinite useful life are not amortized until such useful life is determined to be no longer indefinite. Evaluation of the remaining useful life of an intangible asset that is not being amortized must be completed each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Indefinite-lived intangible assets must be tested for impairment at least annually, or more frequently if warranted. Intangible assets with finite lives are generally amortized on a straight-line bases over the estimated period benefited. The costs of trademarks and product distribution rights are amortized over their related useful lives of between 15 to 40 years. We review our intangible assets for events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable, in which case an impairment charge is recognized currently.

During the year ended April 30, 2013 and 2012, the Company performed an evaluation of its intangible assets for purposes of determining the fair value of the assets at April 30, 2013 and 2012. The test indicated that the book value of certain intangible assets exceeded its fair value for the year ended April 30, 2013 and 2012.  As a result, upon completion of the assessment, management recorded an impairment charge of $5,271,860 and $275,747 during the years ended April 30, 2013 and 2012, respectively.  The carrying value was reduced to $0 as of April 30, 2013. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

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

EARNINGS (LOSS) PER SHARE

The Company computes earnings (loss) per share under the provisions of ASC 260-10-45, Earnings per Share, whereby basic earnings (loss) per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings (loss) per share is determined in the same manner as basic earnings (loss) per share except that the number of shares is increased to assume exercise of potentially dilutive and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the years ended April 30, 2013 and 2012, the diluted earnings (loss) per share amounts equal basic earnings (loss) per share because the Company had net losses and the impact of the assumed exercise of contingently issuable shares would have been anti-dilutive.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements are listed in the Index to Consolidated Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 5, 2012, Drinks Americas Holdings, Ltd. (the “Company”) dismissed Bernstein & Pinchuk LLP (“Bernstein”) as the Company’s independent registered public accounting firm which dismissal was ratified by the Company’s Board of Directors on January 22, 2013.

During the fiscal years ended December 31, 2011 and December 31, 2010, Bernstein’s reports on the Company’s financial statements did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2011 and December 31, 2010 and the subsequent interim period through December 5, 2012, (i) there were no disagreements between the Company and Bernstein on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Bernstein, would have caused Bernstein to make reference to the subject matter of the disagreement in connection with its report on the Company’s financial statements; and (ii) there were no reportable events as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K.
On January 29, 2013, the Company provided Bernstein with a copy of the disclosures it is making in response to Item 4.01 on the Form 8-K filed on February 1, 2013, and has requested that Bernstein furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.  A copy of the letter, dated January 29, 2013, was filed as Exhibit 16.1 on Form 8-K filed on February 1, 2013.

On January 22, 2013, the Company’s Board of Directors ratified the engagement of De Joya Griffith, LLC (“De Joya”) as its independent registered public accounting firm for the Company’s fiscal year ending April 30, 2013.

On April 10, 2014, De Joya Griffith, LLC (“De Joya”), the independent auditor of Drinks Americas Holdings, Ltd. (the “Company”), resigned as the Company’s independent auditor.

During from December 6, 2012 through April 10, 2014, the period during which De Joya was engaged as the Company’s independent registered public accounting firm for the fiscal year ended April 30, 2013 (the “Engagement Period”), De Joya did not issue any audit reports on the Company’s financial statements and, as such, did not issue any adverse opinion or disclaimer of opinion or any reports containing qualifications or modifications as to uncertainty, audit scope or accounting principles.

For the fiscal years ended April 30, 2013 and any subsequent interim period during the Engagement Period (i) there were no disagreements between the Company and De Joya on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of De Joya, would have caused De Joya to make reference to the subject matter of the disagreement in connection with its report on the Company’s financial statements; and (ii) there were no reportable events as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

During the years ended April 30, 2012 and the subsequent interim periods through December 6, 2012, the date of engagement of De Joya, the Company did not consult with De Joya regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

On May 9, 2014, the Company provided De Joya with a copy of the disclosures it is making in response to Item 4.01 on the Form 8-K filed May 12, 2014, and has requested that De Joya furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.  A copy of the letter, dated May 9, 2014, was filed as Exhibit 16.1 on Form 8-K filed on May 12, 2014.

As of May 8, 2014, the Company’s Board of Directors ratified the April 25, 2014 engagement of LBB & Associates Ltd., LLP (“LBB”) as its independent registered public accounting firm for the Company’s fiscal year ending April 30, 2013.

During the years ended April 30, 2013 and the subsequent interim periods through April 25, 2014, the date of engagement of LBB, the Company did not consult with LBB regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

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

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2013, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2013, our Chief Executive Officer, who also is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be declared by us in reports that we file with or submit to the SEC is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended April 30, 2013. Based upon this assessment, the Company’s management concluded that there are material weaknesses affecting our internal control over financial reporting and have concluded that our internal control over financial reporting was not effective as of the end of the period covered by this report.

The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and Commission rules are: (1) lack of a functioning audit committee and lack of independent directors on our board of directors, resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of April 30, 2013 who communicated the matters to our management and board of directors.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on our financial results. However, the lack of a functioning audit committee and lack of a majority of independent directors on our board of directors, resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact our financial statements.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permanently exempt smaller reporting companies.

There was no change in our internal control over financial reporting that occurred during the fiscal year ended April 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On July 3, 2013, Mr. Charles Menzies, tendered his resignation from the Board of Directors of the Company.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

Below are the names and certain information regarding the Company’s executive officers and directors.

Name	Age	Positions and Offices (1) (2)
Timothy Owens	59	Chief Executive Officer and Chairman
Leonard Moreno	54	Board Member

(1)
Mr. Kenny resigned his positions with the Company on September 14, 2012. Mr. Millet resigned as director effective June 28, 2012. Mr. Traub passed away on July 11, 2012. Mr. Federico Cabo resigned his positions with the Company on November 27, 2012. Mr. Richard Cabo resigns his positions with the Company on November 27, 2012. Mr. Steven Dallas resigned his positions with the Company on January 15, 2013.

(2)	Mr. Charles Menzies was appointed to serves on the Board of Directors on January 16, 2013 and subsequently resigned on July 3, 2013.

Timothy Owens, age 59, has over 25 years acting as a financial consultant across various industries, such as real estate, electronics, biotech, and environmental.  Since 2009, Mr. Owens, through his consulting company, TJO & Associates Financial and Consulting Services, specialized in investment services for developing, buying, selling and leasing commercial and residential real estate.  From 2004 to 2009, Mr. Owens, as chief executive officer of Connect One World, designed, developed and integrated remote real time video security systems geared for use in homeland security.  From 1999 to 2004, Mr. Owens served as chief executive officer of QT 5, Inc. (formerly a publicly traded corporation), a company focused on the design and development of medical in-vitro testing devices and a nationally distributed product called “Nico Water”.

Leonard Moreno, age 54, has been the director of Operations for Cerveceria Mexicana, S. De R.L. de C.V. for over twenty years. With a background in marketing and production in beer and other adult beverages he is focused on expanding brand awareness and the highest production standards.

Save as otherwise reported above, none of our directors hold directorships in other reporting companies and registered investment companies at any time during the past five years.

There are no family relationships among our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

●
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●
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

CODE OF ETHICS

The Company has adopted a written code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer and any persons performing similar functions. The company also has an employee handbook that each employee must review and sign upon being hired. The Company will provide a copy of its code of ethics to any person without charge upon written request addressed to 25 W. Easy Street #306, Simi Valley, CA 93065.

CHANGES IN NOMINATING PROCESS

On March 5, 2013, the Board of Directors unanimously approved and authorized an amendment to the Company’s bylaws, pursuant to which the percentage vote required to remove any or all members of the Board was increased from a majority vote to a vote in favor of such removal by at least 66 2/3% vote of the combined voting power over the Company’s outstanding capital stock, and such change took effect immediately.

COMMITTEES OF THE BOARD

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Financing Committee, however, currently Mr. Owens and Mr. Moreno are the only members of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and long-term compensation paid to our Chief Executive Officer and the other executive officers who earned more than $100,000 per year at the end of the last two completed fiscal years. We refer to all of these officers collectively as our “named executive officers.”

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)	OPTION AWARDS ($)	ALL OTHER COMPENSATION ($)	TOTAL ($)

Timothy Owens	2013	$68,000	$-	$80,100	$-	$-	$148,100
Chief Executive Officer	2012	$-	$-	$-	$-	$24,000	$24,000

J. Patrick Kenny (1)	2013	$-	$-	$120,700	$-	$-	$120,700
	2012	$202,000	$-	$-	$-	$18,220	$220,220

Charles Davidson	2013	$-	$-	$60,350	$-	$-	$60,350
Chief Operating Officer (2)	2012	$109,566	$-	$-	$-	$7,200	$116,766

(1)
Mr. Kenny has accrued substantial amounts of his salary (approximately $417,973) as of April 30, 2012. All other compensation for fiscal 2012 is comprised of personal medical insurance premiums, $6,959; life insurance, $2,861 and an automobile allowance, $8,400. Mr. Kenny resigned from his position as Chief Executive Officer of the Company on September 14, 2012.

(2)
Mr. Davidson has accrued amounts of his salary of (approximately) $12,962 as of April 30, 2012.  All other compensation for fiscal year 2012 was comprised of an auto allowance of $7,200. Mr. Davidson resigned from his position as Chief Operating Officer of the Company on September 14, 2012.

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

OUTSTANDING EQUITY AWARDS AT FISCAL 2013

The following table lists all outstanding equity awards held by each of the Named Executive Officers as of April 30, 2013.

	Equity Awards					Stock Awards
			Equity					Equity	Equity
			Incentive					Incentive	Incentive
	Number of	Number of	Plan Awards:					Plan Awards:	Plan Awards:
	Unearned	Unearned	Number of				Market	Number of	Market Value
	securities	securities	Securities			Number of	Value of	Unearned	Of Unearned
	Underlying	Underlying	Underlying			Shares or	Stock	Shares, Units	Shares, Units
	Unexercised	Unexercised	Unexercised	Option		Units of Stock	that	or Other	or Other
	Options	Options	Unearned	Exercise	Option	That Have	Have Not	Rights That	Rights That
	(#)	(#)	Options	Price	Expiration	Not Vested	Vested	Have Not	Have Not
NAME	Exercisable (1)	Inextricable	(#)	($)	Date (2)	(#)	($)	Vested (#)	Vested ($)

J. Patrick Kenny	-	-	667	660.00	03/11/14	-	-	-	$-

(1) Options vest and become exercisable in four equal annual installments over the course of four years.

(2) The expiration date of each option occurs 5 years after the date of grant of each option.

DIRECTOR COMPENSATION

Compensation was paid to our directors for their services as directors of the Company for the fiscal year ended April 30, 2013.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

 The following table provides information about shares of common stock beneficially owned as of April 30, 2013 by:

● each of our directors, executive officers and our executive officers and directors as a group; and
● each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock;

	Number of Shares Of Common Stock Beneficially Owned		Percentage of Outstanding Shares
Name and Address of Beneficial Owner
Timothy Owens	533,726		1.72%

Leonard Moreno	260,000		0.84%

All Directors, Officers, and Management as a group (2 persons)	793,726		2.57%

Jack Kleinert c/o 424R Main Street Ridgefield, CT 06877	1,363,837		4.41%

Federico G. Cabo 4010 White Side St. Los Angeles, CA, 90063	10,239,602	(2)	33.09%

IBC Funds LLC 1170 Kane Concourse, Suite 404 Bay Harbour, Florida 33154	1,531,876		4.95%

J. Patrick Kenny	3,827,708	(3)	12.37%
 * Less than 1%.

(2) Includes 10,229,602 shares owned by Worldwide Beverage Imports, LLC, an entity owned and controlled by Richard F. Cabo, and subsequently transferred to Jomex, LLC and entity owned and controlled by Federico Cabo.
(3) Includes 25,621 shares owned by Kenny LLC I, and 3,801,682 shares owned by Kenny LLC, entities controlled by Mr. Kenny, and 334 stock options, which have vested. Does not include 903,967 shares owned by Brian Kenny, Mr. Kenny’s son; 36 shares owned by Mr. Kenny’s daughter; and 52 shares owned by Mr. Kenny's brother; as to which shares Mr. Kenny disclaims beneficial ownership; or options to purchase 333 shares of our common stock which were granted to Mr. Kenny which will not be exercisable within 60 days of August 10, 2012.

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of Common Stock, which are issuable upon exercise of warrants or upon conversion of convertible securities if they are exercisable or convertible within 60 days of April 30, 2013. Except as otherwise indicated, none of the persons named in the table own any options or convertible securities.

EQUITY COMPENSATION PLAN INFORMATION

On August 16, 2012, the Company filed a registration statement on Form S-8 and registered 2,000,000 shares issuable under the Drinks Americas Holdings ltd. 2012 Incentive Stock Plan (the “2012 Plan”). As of the date hereof, the Company has issued a total of 2,000,000 shares of Company common stock under the plan as compensation for legal and marketing services at a fair value of $400,000.

A summary of the options outstanding under our Plans as of April 30, 2013 and 2012 is as follows:

	2013		2012
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	1,420	$694.92	1,420	$694.92
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding at end of period	1,420	$694.92	1,420	$694.92
Exercisable at end of period	1,420	$694.92	1,420	$694.92
Weighted average fair value of grants during the period	-	$-	-	$-

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

Set forth below are descriptions of transactions with related persons for the fiscal year ended April 30, 2013 and April 31, 2012:

Inventory Purchase Orders

None

Licensing Agreement

In October 2005, the Company acquired ownership of a long-term license for (99 years) for the Rheingold trademark and other assets related to the Rheingold brand.  Under this license agreement we are required to pay the licensor $3.00 per barrel for domestic sales and $10.33 for foreign sales.  John Kleinert, a former Director on our Board of Directors, owns 30% of the Rheingold brand.

Royalty Fees

We incurred royalty expenses of approximately $0 and $6,386 in fiscal 2013 and 2012, respectively, to Alive Spirits LLC, in which we own 25 percent membership interest. Additionally, Mexcor paid the Company royalty fees of approximately $0 in connection with Old Whiskey River, Olifant and Damiana.

Line of credit

As of April 30, 2013 and 2012, the Company has an outstanding balance of $660,938 and $215,946, respectively on a $500,000 line of credit, unsecured at 18% per annum, and maturing August 30, 2013.  The line of credit is provided by a current note holder and a former director of the Company.

Independence of Directors

The Board of Directors has determined that none of our directors are “independent directors” within the meaning of the applicable rules and regulations of the SEC and the director independence standards of NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTANTS' FEES AND SERVICES

Set forth below are the fees billed by the Company’s independent principal accountants for the past two years for services provided to the Company.

Audit and Audit-Related Fees

We engaged LBB & Associates Ltd., LLP (“LBB”) as our principal accountants to perform the audit of our financial statements for the years ended April 30, 2013 and 2012 (as restated). During the year ended April 30, 2013 we were billed $Nil.  We engaged De Joya Griffith, LLC as our principal accountants to perform the audit of our financial statements for the year ended April 30, 2013.  During the year ended April 30, 2013, we were billed $30,000. The $30,000 billed during the fiscal year ended April 30, 2013 is comprised of the following: $30,000, for three quarterly reviews. We engaged Bernstein & Pinchuk, LLP as our principal accountants to perform the audit of our financial statements for the year ended April 30, 2012.  During the year ended April 30, 2012 we were billed $134,765. The $134,765 billed during the fiscal year ended April 30, 2012 is comprised of the following: $95,365, for the year ended April 30, 2011 audit; $28,000, for three subsequent quarterly reviews; $7,900 for tax review; and $3,500, for other reviews.

Tax Fees

None.

All Other Fees

None.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1)	Financial Statements.

See “Index to Financial Statements” of this Annual Report on form 10-K.

(2)	Financial Statement Schedules.

All financial statement schedules are omitted either because they are not required, not applicable or the required information is included in the financial statements or notes thereto.

(3)	Exhibits.

(b) Item 16.   Exhibits

2.1 (1)	Agreement and Plan of Share Exchange, dated as of June 9, 2004, among Gourmet Group, Inc., Drinks Americas, Inc. and the shareholders of Drinks Americas, Inc.
3.1 (1)	Certificate of Incorporation of Drinks Americas Holdings, Ltd.
3.2 (1)	By-Laws of Drinks Americas Holdings, Ltd.
3.3 (9)	Amended and Restated Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock
3.4 (6)	Certificate of Amendment of Certificate of Incorporation of Drinks Americas Holdings, Ltd. dated January 16, 2009
3.5 (7)	Certificate of Designation of Series B Convertible Preferred Stock
3.6 (9)	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock
3.7(13)	Certificate of Amendment of Certificate of Incorporation of Drinks Americas Holdings, Ltd. dated December 20, 2011
3.8(17)	Certificate of Designation of Series D Preferred Stock
3.9 (18)	Amended and Restated Bylaws of Drinks Americas Holdings, Ltd.
4.1 (1)	Form of 10% Convertible Promissory Note issued by Gourmet Group, Inc., including Registration Rights provisions.
4.2 (2)	Form of 10% Senior Convertible Promissory Note, dated March 2005, issued by Drinks Americas Holdings, Ltd. Issued by Drinks Americas Holdings, Ltd. To investors in its Bridge Notes financing.
4.3 (2)	Form of Stock Purchase Warrant, dated March 2005, issued by Drinks Americas Holdings, Ltd to investors in its Bridge Note financing.
4.4 (3)	Form of Securities Purchase Agreement, dated as of January 30th, 2007 between Drinks Americas Holdings, Ltd. And certain investors.
4.5 (3)	Form of Registration Rights Agreement, dated as of January 30th, 2007 between Drinks Americas Holdings, Ltd. And certain investors.
4.6 (3)	Form of Common Stock Purchase Warrant, dated as of January 30th, 2007 between Drinks Americas Holdings, Ltd. And certain investors.
4.7 (3)	Form of Placement Agent Agreement between Drinks Americas Holdings, Ltd. And Midtown Partners Co., LLC dated as of October 25th, 2006.
4.8 (3)	Form of Placement Agent Warrant, dated as of January 30th, 2007 between Drinks Americas Holdings, Ltd. And Midtown Partners Co., LLC.
4.10 (4)	Form of Registration Rights Agreement, dated as of December 18, 2007 between Drinks Americas Holdings, Ltd. And certain Investors.
4.11 (4)	Form of Placement Agent Agreement between Drinks Americas Holdings, Ltd. And Midtown Partners Co., LLC dated as of December 14, 2006.
4.13 (4)	Form of Placement Agent Warrant, dated as of December 18, 2007 between Drinks Americas Holdings, Ltd. And Midtown Partners Co., LLC.
4.14 (5)	Securities Purchase Agreement, dated as of June 18, 2009 between Drinks Americas Holdings, Ltd., St. George Investments, LLC, J. Patrick Kenny and certain other parties thereto
4.15 (5)	Debenture, dated June 18, 2009 issued by Drinks Americas Holdings, Ltd. To St. George Investments, LLC
4.16 (5)	Form of Pledge Agreement, dated June 18, 2009 between Drinks Americas Holdings, Ltd., St. George Investments, LLC, and J. Patrick Kenny and certain other parties thereto
4.17 (5)	Form of Personal Guarantee, dated June 18, 2009 issued by J. Patrick Kenny to St. George Investments, LLC
4.18 (5)	St. George 7 Month Secured Purchase Note, dated June 18, 2009 between Drinks Americas Holdings, Ltd. And St. George Investments, LLC
4.19 (5)	Warrant issued by Drinks Americas Holdings, Ltd. To St. George Investments, LLC, dated June 18, 2009

4.20 (7)
Preferred Stock Purchase Agreement, dated as of August17, 2009, by and among Drinks Americas Holdings, Ltd. And Optimus Capital Partners, LLC dba Optimus Special Situations Capital Partners, LLC, including all material agreements related thereto

4.21 (7)	Warrant, dated as of August 17, 2009 between Drinks Americas Holdings, Ltd. And Optimus Capital Partners, LLC dba Optimus Special Situations Capital Partners, LLC
4.22 (8)	First Amendment to $4,000,000 Debenture, dated August 28, 2009, issued by Drinks Americas Holdings, Ltd. To St. George Investments, LLC
4.23 (8)	First Amendment and Jointer to Pledge Agreement, dated August 28, 2009 between Drinks Americas Holdings, Ltd., St. George Investments, LLC, and J. Patrick Kenny and certain other parties thereto
4.24 (8)	Default Waiver to Debenture, dated June 18, 2009
4.25 (10)	Convertible Promissory Note issued to Leon Frenkel
10.54(11)	Stock Purchase Agreement, dated June 27, 2011, by and between Drinks Americas Holdings, Ltd. And Worldwide Beverage Imports, LLC.
10.55(14)	2011 Consultants Incentive Plan
10.56(15)	Amendment No. 1 Stock Purchase Agreement, dated November 1, 2011 by and between the Company and WBI
10.57(16)	Forbearance Agreement, dated December 13, 2011
14.1(12)	Code of Ethics
21.1	List of Subsidiaries of Drinks Americas Holdings, Ltd.
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

(1)	Incorporated by reference to our 8-K filed on March 9, 2005.
(2)	Incorporated by reference to our Form 8-K filed on March 25, 2005.
(3)	Incorporated by reference to our Form 8-K filed January 31, 2007.
(4)	Incorporated by reference to our Form SB-2 filed on March 19, 2007.
(5)	Incorporated by reference to our 8-K filed on June 25, 2009.
(6)	Incorporated by reference to our 10-K filed on August 13, 2009.
(7)	Incorporated by reference to our 8-K filed on August 18, 2009.
(8)	Incorporated by reference to our 8-K filed on September 3, 2009.
(9)	Incorporated by reference to our 8-K filed on June 30, 2010.
(10)	Incorporated by reference to our Form S-1 filed on May 14, 2010.
(11)	Incorporated by reference to our 8-K filed on June 28, 2011.
(12)	Incorporated by reference to our 10-K filed on August 13, 2010.
(13)	Incorporated by reference to our 8-K filed on December 27, 2011.
(14)	Incorporated by reference to our Form S-8 filed on September 20, 2011.
(15)	Incorporated by reference to our 8-K filed on November 4, 2011.
(16)	Incorporated by reference to our 8-K filed on December 20, 2011.
(17)	Incorporated by reference to our 8-K filed on September 5, 2012.
(18)	Incorporated by reference to our 8-K filed on March 11, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on January 16, 2015.

Drinks Americas Holdings, Ltd.

By: /s/ Timothy Owens
Timothy Owens
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Timothy Owens
Timothy Owens	Chief Executive Officer, Director,	January 16, 2015
Principal Executive Officer and Principal Financial Officer

DRINKS AMERICAS HOLDINGS, LTD. AND AFFILIATES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Drinks Americas Holdings, Ltd.

We have audited the accompanying consolidated balance sheets of Drinks Americas Holdings, Ltd. (the “Company”) as of April 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 under the caption “Restatement”, these consolidated financial statements have been restated to correct for certain errors.

/s/LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

www.lbbcpa.com
Houston, Texas
January 16, 2015

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2013 AND 2012

	2013	2012
		(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$87,900	$295,403
Accounts receivable, net	138,857	739,565
Inventory	19,418	841,401
Other current assets	-	61,574
Total current assets	246,175	1,937,943
Property and equipment, net	-	13,518
Investment in equity investees	-	-
Intangible assets, net of accumulated amortization	-	5,019,953
Other assets	-	54,775
Total Assets	$246,175	$7,026,189

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable - trade	$796,042	$934,161
Accounts payable – related party	-	1,955,809
Accrued expenses	1,717,459	1,345,765
Put liability – Series A preferred stock	14,721,668	12,633,916
Line of credit, related party	660,938	215,946
Investor note payable	2,149,888	793,000
Notes and loans payable	504,508	392,008
Shareholder advances	30,000	-
Convertible notes payable, net	328,711	-
Convertible notes payable – related party, net	1,623,450	-
Derivative liability	625,787	-
Total current liabilities	23,158,451	18,270,605
Long term debt:
Deferred rent payable	-	2,735
Total liabilities	23,158,451	18,273,340
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized:
Series A Convertible: $0.001 par value; NIL shares issued and outstanding as of April 30, 2013 and 2012	-	-
Series D Convertible: $0.001 par value; 114,000 and NIL shares issued and outstanding as of April 30, 2013 and 2012	114	-
Common stock, $0.001 par value; 900,000,000 shares authorized; 30,942,180 and 21,279,339 shares issued and outstanding as of April 30, 2013 and 2012, respectively	30,942	21,279
Additional paid-in capital	40,534,823	39,074,199
Accumulated deficit	(63,477,723)	(50,342,197)
Total Drinks Americas Holdings, Ltd. stockholders' deficit	(22,911,844)	(11,246,719)
Equity attributable to non-controlling interests	(432)	(432)
Total stockholders' deficit	(22,912,276)	(11,247,151)
Total Liabilities and Stockholders' Deficit	$246,175	$7,026,189

The accompanying notes are an integral part of these consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended April 30,
	2013	2012
		(As Restated)
Sales, net	$3,483,353	$4,395,296
Cost of sales	2,717,015	3,121,708
Gross margin	766,338	1,273,588

Selling, general and administrative expenses	3,898,882	2,346,502
Impairment Loss	5,271,860	275,747
Loss on settlement of royalty agreement	-	250,000
Total operating expenses	9,170,742	2,872,249

Net loss from operations	(8,404,404)	(1,598,661)

Other income (expense):
Loss on investor note payable settlement	(1,739,888)	-
Interest, net	(2,373,366)	(1,243,592)
Amortization of debt discount	(1,240,920)	-
Gain on change in fair value of derivative	573,574	1,671
Other income (expense)	49,478	21,132
Gain on deconsolidation of subsidiary	-	280,483
Total other income (expense)	(4,731,122)	(940,306)

Net loss before non controlling interests	(13,135,526)	(2,538,967)

Net loss attributable to non controlling interest	-	-

Net loss	$(13,135,526)	$(2,538,967)

Net loss per common share, basic and diluted	$(0.53)	$(0.26)

Weighted average number of common shares outstanding, basic and diluted	25,001,774	9,924,787

The accompanying notes are an integral part of these consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED APRIL 30, 2013 AND 2012 (As Restated)

	Preferred stock
	Series A		Series B		Series C		Series D		Common stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, April 30, 2011	10,544	$11	14	$138,370	635,835	$635,835	-	$-	1,377,464	$1,377
Common shares for notes payable	-	-	-	-	-	-	-	-	243,644	244
Common shares for accrued liabilities	-	-	-	-	-	-	-	-	235,934	236
Issuance of shares to acquire trademark	-	-	-	-	-	-	-	-	400,000	400
Preferred shares for accrued compensation	-	-	-	-	137,662	137,662	-	-	-	-
Common shares held in escrow	-	-	-	-	-	-	-	-	400,000	400
Stock based compensation	-	-	-	-	-	-	-	-	164,000	164
Common stock for interest	-	-	-	-	-	-	-	-	48,000	48
Issuance of shares as investment	-	-	-	-	-	-	-	-	50,000	50
Sale of common stock	-	-	-	-	-	-	-	-	180,000	180
Common stock for inventory and debt forgiveness	-	-	-	-	-	-	-	-	2,454,545	2,454
Common stock for distribution rights	-	-	-	-	-	-	-	-	8,418,893	8,419
Conversion of Series C Preferred stock	-	-	-	-	(773,497)	(773,497)	-	-	7,306,859	7,307
Fair value of vesting options	-	-	-	-	-	-	-	-	-	-
Deconsolidation of subsidiary	-	-	-	-	-	-	-	-	-	-
Cancellation of Series B preferred	-	-	(14)	(138,370)	-	-	-	-	-	-
Put liability – Series A redemption	(10,544)	(11)	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-
Balance, April 30, 2012	-	-	-	-	-	-	-	-	21,279,339	21,279
Shares and warrants issued on settlement of debt	-	-	-	-	-	-	-	-	3,760,965	3,761
Shares issued for services	-	-	-	-	-	-	-	-	1,620,000	1,620
Shares issued for note and accrued interest	-	-	-	-	-	-	-	-	1,531,876	1,532
Shares issued for license to WBI	-	-	-	-	-	-	114,000	114	2,750,000	2,750
Warrants issued for services	-	-	-	-	-	-	-	-	-	-
Fair value of vesting options	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-
Balance, April 30, 2013	-	$-	-	$-	-	$-	114,000	$114	30,942,180	$30,942

The accompanying notes are an integral part of these consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED APRIL 30, 2013 AND 2012 (As Restated)

			Total Stockholders' Deficit Attributable		Total
	Additional	Accumulated	To Drinks Americas	Non-Controlling	Stockholders'
	Paid in Capital	Deficit	Holdings, Ltd	Interest	Deficit
Balance, April 30, 2011	$42,583,570	$(47,803,230)	$(4,444,067)	$(19,302)	$(4,463,369)
Common shares for notes payable	150,512	-	150,756	-	150,756
Common shares for accrued liabilities	209,766	-	210,002	-	210,002
Issuance of shares to acquire trademark	239,600	-	240,000	-	240,000
Preferred shares for accrued compensation	265,589	-	403,251	-	403,251
Common shares held in escrow	(400)	-	-	-	-
Stock based compensation	127,756	-	127,920	-	127,920
Common stock for interest	37,392	-	37,440	-	37,440
Issuance of shares as investment	38,950	-	39,000	-	39,000
Sale of common stock	89,820	-	90,000	-	90,000
Common stock for inventory and debt forgiveness	1,347,546	-	1,350,000	-	1,350,000
Common stock for distribution rights	4,621,972	-	4,630,391	-	4,630,391
Conversion of Series C Preferred stock	766,190	-	-	-	-
Fair value of vesting options	83,811	-	83,811	-	83,811
Deconsolidation of subsidiary	-	-	-	18,870	18,870
Cancellation of Series B preferred	110,734	-	(27,636)	-	(27,636)
Put Liability – Series A redemption	(11,598,609)	-	(11,598,620)	-	(11,598,620)
Net loss	-	(2,538,967)	(2,538,967)	-	(2,538,967)
Balance, April 30, 2012	39,074,199	(50,342,197)	(11,246,719)	(432)	(11,247,151)
Shares and warrants issued on settlement of debt	852,829	-	856,590	-	856,590
Shares issued for services	263,528	-	265,148	-	265,148
Shares issued for note and accrued interest	34,968	-	36,500	-	36,500
Shares issued for license to WBI	(2,864)	-	-	-	-
Warrants issued for services	270,257	-	270,257	-	270,257
Fair value of vesting options	41,906	-	41,906	-	41,906
Net loss	-	(13,135,526)	(13,135,526)	-	(13,135,526)
Balance, April 30, 2013	$40,534,823	$(63,477,723)	$(22,911,844)	$(432)	$(22,912,276)

The accompanying notes are an integral part of these consolidated financial statements

DRINKS AMERICAS HOLDINGS, LTD., AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED APRIL 30, 2013 AND 2012

	2013	2012
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,135,526)	$(2,538,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	409,522
Amortization of debt discount	1,133,880	834,496
Bad debt expense	261,107	21,419
Impairment losses	5,271,860	275,747
Non-cash interest - Put liability	2,087,752	1,035,296
Shares issued for services	577,311	211,731
Settlement loss on investor note payable	1,739,888	-
Gain on deconsolidation of subsidiary	-	(280,483)
Gain on change in fair value of derivative liability	(573,574)	(1,671)
Changes in operating assets and liabilities:
Accounts receivable, net	339,601	(692,059)
Inventory, net	821,983	(778,551)
Other current assets	-	(60,327)
Other assets	-	8,386
Accounts payable	746,573	(1,306,668)
Accounts payable, related party	(325,809)	1,955,809
Accrued expenses	395,694	(83,069)
Deferred rent payable	(2,735)	2,735
Net cash used in operating activities	(661,995)	(986,654)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	-	(6,225)
Purchase of property and equipment	-	(13,417)
Net cash used in investing activities	-	(19,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit, net	444,992	215,946
Proceeds from the sale of common stock	-	1,440,000
Retirement of Series B preferred stock	-	(27,636)
Net repayments of related party loans	-	(657)
Payments on investor note payable	(383,000)	(383,360)
Proceeds from notes payable	140,000	336,036
Proceeds from shareholder advances	30,000	-
Proceeds from convertible notes payable	250,000	-
Payments on notes payable	(27,500)	(280,553)
Net cash provided from financing activities	454,492	1,299,776

Net increase (decrease) in cash and cash equivalents	(207,503)	293,480
Cash and cash equivalents-beginning of the period	$295,403	$1,923
Cash and cash equivalents-end of period	$87,900	$295,403

Supplemental cash flow information:
Interest paid	$28,633	$24,831
Taxes paid	$-	$-
Satisfaction of note and interest payable by issuance of common stock	$36,500	$150,756
Payment of accounts payable and accrued expenses with common stock and warrants	$856,590	$247,442
Common stock issued to acquire investment	$-	$39,000
Common stock issued to acquire trademark and distribution rights	$-	$4,870,391
Redemption of Series A Preferred Stock	$-	$11,598,620
Issuance of Series C as payment for accrued compensation	$-	$403,251
Conversion of Series C Preferred to common stock	$-	$773,497
Settlement of accrued compensation for note payable	$-	$140,000
Conversion of accounts payable to convertible notes payable, related party	$1,630,000	$-
Conversion of accounts payable to convertible notes payable	$28,102	$-
Debt discount	$1,199,361	$-

The accompanying notes are an integral part of these consolidated financial statements

Drinks America Holdings, Ltd., and Affiliates
Notes to the Consolidated Financial Statements
April 30, 2013 and 2012

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

On January 15, 2009, Drinks acquired 90% of Olifant U.S.A Inc. (“Olifant”), a Connecticut corporation, which owns the trademark and brand names and holds the worldwide distribution rights (excluding Europe) to Olifant Vodka and Gin.  During the year ended April 30, 2012, the Company reduced its ownership to 48% of Olifant recognizing a gain on deconsolidation of subsidiary of $280,483. In conjunction with the ownership reduction to 48%, the Company eliminated the remaining outstanding debt obligation of $600,000 and related accrued interest.

Our license agreement with respect to Kid Rock’s BadAss Beer and related trademarks currently requires payments to Drinks Americas based upon volume through the term of the agreement.  As of this printing, our license has been terminated with no gain or loss.

Nature of Business

Through our majority-owned subsidiaries, Drinks imports, distributes and markets unique premium wine and spirits and alcoholic beverages to beverage wholesalers throughout the United States and internationally.

On June of 2011, the Company entered into an agreement to license and distribute the brands of Worldwide Beverage Imports ("WBI") in the eastern United States with brands to include KAH Tequila, Agave 99, Ed Hardy Tequila, Mexicali Beer, Chili Beer and Red Pig ale as well as various other products produced and imported by Worldwide Beverage Imports in return for the shares in the Company that would be no greater than 49% of the Company.

On November 1, 2011, the Company amended its agreement with Worldwide Beverage Imports. The Company was granted worldwide distribution rights on both the spirits and beer products of WBI.  In connection with the agreement, the Company agreed to issue 2,454,545 additional restricted shares of common stock (the “Additional Shares”) to Worldwide at a purchase price of $0.55 per share in exchange for Worldwide forgiving a $300,000 loan owed by the Company to Worldwide and Worldwide delivering $1,050,000 in inventory to the Company, the sale proceeds of which are to be contributed to the capital of the Company.

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

Drinks America Holdings, Ltd., and Affiliates
Notes to the Consolidated Financial Statements
April 30, 2013 and 2012

In November 2011, the Company issued an additional 8,418,893 shares of common stock for an aggregate 10,229,602 shares of its common stock, or up to 49% of the then outstanding common shares, to acquire the right to sell and distribute the products that Worldwide Beverage Imports licensed to the Company.   The trademarks were recorded at the fair value of the issued underlying common stock of $4,870,391 and $1,350,000 in loan forgiveness and inventory.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated balance sheets as of April 30, 2013 and 2012 and the consolidated results of operations, consolidated changes in stockholders’ equity (deficit) and the consolidated cash flows for the years ended April 30, 2013 and 2012 reflect Holdings wholly-owned subsidiaries (collectively, the "Company"). All intercompany transactions and balances in these financial statements have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. As of April 30, 2013 and 2012, the allowance for doubtful accounts was $0 and $138,491, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. The Company's policy is to record an impairment loss at each balance sheet date when it is determined that the carrying amount may not be recoverable. Recoverability of these assets is based on undiscounted future cash flows of the related asset. For the years ended April 30, 2013 and 2012, the Company recognized impairment losses of $5,271,860 and $275,747, respectively.

Drinks America Holdings, Ltd., and Affiliates
Notes to the Consolidated Financial Statements
April 30, 2013 and 2012

Deferred Charges and Intangible Assets

The costs of intangible assets with determinable useful lives are amortized over their respectful useful lives and reviewed for impairment when circumstances warrant. Intangible assets that have an indefinite useful life are not amortized until such useful life is determined to be no longer indefinite. Evaluation of the remaining useful life of an intangible asset that is not being amortized must be completed each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Indefinite-lived intangible assets must be tested for impairment at least annually, or more frequently if warranted. Intangible assets with finite lives are generally amortized on a straight-line bases over the estimated period benefited. The costs of trademarks and product distribution rights are amortized over their related useful lives of between 15 to 40 years. We review our intangible assets for events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable, in which case an impairment charge is recognized currently.

Deferred financing costs are amortized ratably over the life of the related debt. If debt is retired early, the related unamortized deferred financing costs are written-off in the period debt is retired.

During the year ended April 30, 2013 and 2012, the Company performed an evaluation of its intangible assets for purposes of determining the fair value of the assets at April 30, 2013 and 2012. The test indicated that the book value of certain intangible assets exceeded its fair value for the year ended April 30, 2013 and 2012.  As a result, upon completion of the assessment, management recorded an impairment charge of $5,271,860 and $275,747 during the years ended April 30, 2013 and 2012, respectively.  The intangible assets were reduced to $0 as of April 30, 2013. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

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

Investment in Olifant

The Company applies the equity method of accounting when the Company does not have a controlling interest in an entity, but exerts significant influence over the entity.

The Company had a majority interest in Olifant U.S.A., Inc. whose assets, liabilities, income and expenses were included in the Company’s consolidated financial statements. During the year ended April 30, 2012, the Company agreed to return 42% of the capital stock of Olifant reducing its ownership interest to 48%, in exchange for the cancellation of the outstanding debt obligation and related accrued interest. The aggregate of the remaining noncontrolling interest less the carrying amount of the net assets of Olifant resulted in a gain of $280,483 and was recorded as a component of other income in the consolidated income statement for the year ended April 30, 2012. The Company’s investment is recorded at $0 since Olifant has a deficit in equity.

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

The fair value of options to be granted is estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option’s vesting periods, which approximates the service period.

Drinks America Holdings, Ltd., and Affiliates
Notes to the Consolidated Financial Statements
April 30, 2013 and 2012

Earnings (Loss) Per Share

The Company computes earnings (loss) per share whereby basic earnings (loss) per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings (loss) per share is determined in the same manner as basic earnings (loss) per share except that the number of shares is increased to assume exercise of potentially dilutive and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the years ended April 30, 2013 and 2012, the diluted earnings (loss) per share amounts equal basic earnings (loss) per share because the Company had net losses or the impact of the assumed exercise of contingently issuable shares would have been anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Derivative Instruments

In connection with the sale of debt or equity instruments, the Company may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as embedded derivative features which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The Company's derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. Because of the limited trading history for our common stock, the Company estimates the future volatility of its common stock price based on not only the history of its stock price but also the experience of other entities considered comparable to the Company.

The Company estimates fair value of equity share option awards using the Black-Scholes-Merton option-pricing formula (“Black-Scholes model”). This model requires the Company to estimate expected volatility and expected life, which are highly complex and subjective variables. The Company estimates expected term using the safe-harbor provisions of FASB ASC 718. The Company estimated its expected volatility by taking the average volatility determined for a peer group of similar publicly-traded companies.

Drinks America Holdings, Ltd., and Affiliates
Notes to the Consolidated Financial Statements
April 30, 2013 and 2012

Reclassification

Certain reclassifications have been made in prior year’s consolidated financial statements to conform to classifications used in the current year.

Recent accounting pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

3.  RESTATEMENT

In connection with our amended purchase of intangible assets in November 2011, we issued common stock in excess of 40% of the then outstanding common shares of the Company. This triggered the change of control provision in the preferred “A” share agreement. The effect of the transaction allowed the preferred shareholders to put back to the Company all shares of the Series A preferred stock at $1,100 per share. The Series A preferred shares were no longer classified as permanent equity.  The Company reversed certain gains on settlement of debt and recognized impairment on the intangible assets and related equity investment in Old Whiskey River. The Company has restated the balance sheet to include a put liability as of April 30, 2012, record the related additional interest expense, reverse the gain on settlement of debt, and recognize impairment on the intangible assets and equity investment in Old Whiskey River for the year ended April 30, 2012.

	As Reported	Adjustment	As Restated
Consolidated Balance Sheet
Investment in equity investees	$102,345	$(102,345)	$-
Intangible assets, net of accumulated amortization	5,193,355	(173,402)	5,019,953
Total assets	$7,301,936	$(275,747)	$7,026,189

Accrued expenses	$900,929	$444,836	$1,345,765
Put liability - Series A preferred stock	-	12,633,916	12,633,916
Total current liabilities	5,191,853	13,078,752	18,270,605
Total liabilities	$5,194,588	$13,078,752	$18,273,340

Series A Convertible	$11	$(11)	$-
Additional paid in capital	50,672,808	(11,598,609)	39,074,199
Accumulated deficit	(48,586,318)	(1,755,879)	(50,342,197)
Total stockholders' deficit	2,107,348	(13,354,499)	(11,247,151)
Total liabilities and stockholders' deficit	$7,301,936	$(275,747)	$7,026,189

Consolidated Statement of Operations
Cost of sales	$3,142,626	$(20,918)	$3,121,708
Gross margin	1,252,670	20,918	1,273,588
Selling, general and administrative	2,564,836	(218,334)	2,346,502
Impairment Loss	-	275,747	275,747
Total operating expenses	2,814,836	57,413	2,872,249
Interest, net	(208,296)	(1,035,296)	(1,243,592)
Gain on settlement of debt	684,088	(684,088)	-
Total other income (expense)	779,078	(1,719,384)	(940,306)
Net loss	$(783,088)	$(1,755,879)	$(2,538,967)

Net loss per common share, basic and diluted	$(0.10)	$(0.18)	$(0.26)

Consolidated Cash Flow
Net loss	$(783,088)	$(1,755,879)	$(2,538,967)
Gain on settlement of debt	(684,088)	684,088	-
Impairment Loss	-	275,747	275,747
Accounts payable	1,519,040	(2,825,708)	(1,306,668)
Accrued expenses	79,725	(162,794)	(83,069)
Put liability	-	1,035,296	1,035,296
Net cash used in operating activities	$(986,654)	$-	$(986,654)

Drinks America Holdings, Ltd., and Affiliates
Notes to the Consolidated Financial Statements
April 30, 2013 and 2012

4. GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern.  As of April 30, 2013, the Company has a stockholders' deficit of $22,911,844 applicable to controlling interest and has incurred significant operating losses and negative cash flows since inception. For the year ended April 30, 2013, the Company sustained a net loss of $13,135,526 and used cash of approximately $662,000 in operating activities for the year ended April 30, 2013. With our relationship with WBI, we believe our liquidity will improve. In the event, if we are not able to increase our working capital, we may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

5. ACCOUNTS RECEIVABLE, NET

Accounts Receivable, net as of April 30, 2013 and 2012 consist of the following:

	2013	2012
Accounts receivable	$138,857	$878,056
Allowances	-	(138,491)
	$138,857	$739,565

6. INVENTORIES

 Inventories as of April 30, 2013 and 2012 consist of the following:

	2013	2012
Raw Materials	$-	$20,431
Finished goods	19,418	820,970
	$19,418	$841,401

All raw materials used in the production of the Company's inventories are purchased by the Company and delivered to independent production contractors.

 7. OTHER CURRENT ASSETS

 Other Current Assets as of April 30, 2013 and 2012 consist of the following:

	2013	2012
Employee advances	$-	$46,659
Prepaid Other	-	14,915
	$-	$61,574

Prepaid other are comprised of prepaid marketing fees, employee travel advances and expenses.

8. PROPERTY AND EQUIPMENT

Property and equipment as of April 30, 2013 and 2012 consists of the following:

	Useful Life	2013	2012
Computer equipment	5 years	$-	$8,401
Furniture & fixtures	5 years	-	44,028
Automobiles	5 years	-	27,136
Production molds & tools	5 years	-	92,400
		-	171,965
Accumulated depreciation		-	(158,447)
		$-	$13,518

Drinks America Holdings, Ltd., and Affiliates
Notes to the Consolidated Financial Statements
April 30, 2013 and 2012

For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

During the year ended April 30, 2013, the Company disposed of all of its property and equipment and incurred a loss of $13,518.

Depreciation expense for the years ended April 30, 2013 and 2012 was $0 and $11,338, respectively, and is included in selling, general and administrative expenses.

9. INTANGIBLE ASSETS

Intangible assets include the acquisition costs of trademarks, license rights and distribution rights for the Company’s alcoholic beverages.

As of April 30, 2013 and 2012, intangible assets are comprised of the following:

	2013	2012
Trademark and license rights of Rheingold beer	$-	$230,000
Worldwide Beverages agreement	-	4,870,391
Old Whiskey River trademark and distribution rights	-	-
	-	5,100,391
Accumulated amortization	-	(80,438)
	$-	$5,019,953

Amortization expense for the year ended April 30, 2013 and 2012 was $0 and $329,438, respectively, and is included in selling, general and administrative expenses.

During the year ended April 30, 2013, the Company performed an evaluation of its intangible assets for purposes of determining the fair value of the assets at April 30, 2013. The test indicated that the book value of certain intangible assets exceeded its fair value for the year ended April 30, 2013.  As a result, upon completion of the assessment, management recorded an impairment charge of $5,271,860 during the year ended April 30, 2013 and reduced the carrying value to $0. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

10. PUT LIABILITY

In connection with the amended purchase of intangible assets from WBI in November 2011, the Company issued common stock in excess of 40% of the then outstanding common shares of the Company. This triggered the change of control provision in the preferred “A” share agreement. The effect of the transaction allowed the preferred shareholders to put back to the Company all shares of the Series A preferred stock at $1,100 per share. Interest accrues at 18% per annum on the outstanding put liability. The Series A preferred shares were no longer classified as permanent equity. The put liability including accrued interest is $14,721,668 and $12,633,916 as of April 30, 2013 and 2012, respectively.

11. INVESTOR NOTE PAYABLE

On June 19, 2009, (the "Closing Date") we sold to one investor (the “Investor”) a $4,000,000 non-interest bearing debenture with a 25% ($1,000,000) original issue discount, that matures in 48 months from the Closing Date (the "Drink’s Debenture") for $3,000,000, consisting of $375,000 paid in cash at closing and eleven secured promissory notes, aggregating $2,625,000, bearing interest at the rate of 5% per annum, each maturing 50 months after the Closing Date (the “Investor Notes”).  The Investor Notes, the first ten of which are in the principal amount of $250,000 and the last of which is in the principal amount of $125,000, are mandatorily pre-payable, in sequence, at the rate of one note per month commencing on January 19, 2010, subject to certain contingencies.    As a practical matter, the interest rate on the Investor Notes serves to lessen the interest cost inherent in the original issue discount element of the Drinks Debenture. For the mandatory prepayment to occur no Event of Default or Triggering Event as defined under the Drinks Debenture shall have occurred and be continuing and the outstanding balance due under the Drinks Debenture must have been reduced to $3,500,000 on January 19, 2010 and be reduced at the rate of $333,334 per month thereafter. See the Forbearance Agreement entered into in December 2011 below.

Drinks America Holdings, Ltd., and Affiliates
Notes to the Consolidated Financial Statements
April 30, 2013 and 2012

On December 13, 2011, the Company and the Investor entered into a Forbearance Agreement (the “Forbearance Agreement”) whereby the Investor agreed to forbear from enforcing the Investor’s remedial rights under the Loan Documents until January 1, 2013 (the “Forbearance Agreement”).  Pursuant to the Forbearance Agreement, the Debenture will remain in full force and effect and, as a result of certain defaults under the Loan Documents, the outstanding amount owed under the Debenture, including interest, fees, penalties and legal fees, was agreed to be no less than $2,000,000, with interest, fees and penalties continuing to accrue (the “Debenture Balance”).  Notwithstanding the Debenture Balance, the Company and the Investor agreed to a payoff balance of $1,126,360 (the “Forbearance Amount”), which Forbearance Amount shall accrue interest at a rate of 8% per annum, commencing on December 13, 2011.  So long as the Company complies with the terms of the Forbearance Agreement and no further defaults occur under the Loan Documents, the Company’s obligation will be entirely satisfied upon due payment of the Forbearance Amount in accordance with the following schedule of fixed cash payments of: $283,360 upon execution of the Forbearance Agreement, which payment was made on December 13, 2011; $50,000 to be paid on or before March 1, 2012; $283,000 to be paid on or before June 1, 2012;  which payment was made on May 30, 2012; $50,000 to be paid on or before September 1, 2012; $50,000 to be paid on or before November 1, 2012; and $408,000 plus all accrued and unpaid interest to be paid on or before January 1, 2013. As of April 30, 2013 and 2012, note payable outstanding was $410,000 and $793,000, respectively and is in default.

In the event that the Company does not comply with all of its obligations or a default occurs under the Forbearance Agreement or the Loan Documents (a “Future Default”), the outstanding balance under the Debenture will be deemed to be the Debenture Balance with all accrued interest, fees and penalties, less any payments made in accordance with the payment schedule.  In the event of a Future Default, the Investor will have a right to convert all or part of the Debenture Balance for shares of Common Stock.  Accordingly, the Company agreed to reserve 400,000 shares of Common Stock for issuance to the lender upon such conversion.  In addition, the Company entered into an Escrow Agreement whereby the Company agreed to deliver 400,000 shares (the “Forbearance Conversion Shares”) to be held in escrow.  In the event of certain defaults under the Forbearance Agreement or the Debenture, the Investor will have the right to receive the Forbearance Conversion Shares, which right was memorialized in that certain letter containing Irrevocable Instructions to Transfer Agent, dated December 13, 2011.  Pursuant to the Forbearance Agreement, the Company also consented to a Judgment by Confession whereby the Company agreed to allow a court of proper jurisdiction to enter a Judgment against the Company in favor of the Investor. In January 2013, the Company received a Notice of Default from the Investor requesting payment of the Debenture Balance in the amount of $2,149,888. In July of 2013, the Company agreed to a sale of the Debenture by the Investor to an unrelated third party. The Company has been working out a payment schedule that would allow it to repurchase the Debenture and retire the debt. At present, the Company has been unable to finalize this transaction.

12. LINE OF CREDIT, RELATED PARTY

As of April 30, 2013 and 2012, the Company has an outstanding balance of $660,938 and $215,946, respectively,  under a $500,000 line of credit, unsecured at 18% per annum, maturing August 30, 2013.  The line of credit is provided by a current shareholder.  For the years ended April 30, 2013 and 2012, the Company paid $24,831 and $15,258 in interest expense.

13. NOTES AND LOANS PAYABLE

On December 13, 2010, in connection with the settlement of accrued but unpaid salary compensation due to our former Vice President of Sales, we issued a promissory note for $192,000. The note accrues interest at the annual rate of 6% and is due the earliest of thirty business days following the successful completion and receipt of a financing equal to or greater than one million dollars or January 1, 2012. As of April 30, 2013 and 2012, $192,000 is outstanding, respectively.

On May 17, 2011, the Company entered into a loan agreement with a shareholder for $250,000. The loan bears interest at 8% and matured on November 20, 2011 and is in default. Lender received a 5% participation in operating profits and net proceeds of any sale of an interest in the license agreement associated with Rheingold and common shares equal to 3% of the outstanding common stock following the Worldwide Beverage acquisition. The lender received an additional 5% in the operating profits at default. The Rheingold license was sold for $12,500 in February 3, 2014. During the years ended April 30, 2013 and 2012, there were no operating profits in Drinks Americas Beers, Inc. The amounts outstanding as of April 30, 2013 and 2012 were $285,008 and $145,008, respectively.

In November 2010, the Company entered into a promissory note with an individual for $140,000 bearing interest at 3.25% due in October 2011. The note is unsecured and payable in common stock. The amounts outstanding as of April 30, 2013 and 2012 are $27,500 and $55,000, respectively.

Drinks America Holdings, Ltd., and Affiliates
Notes to the Consolidated Financial Statements
April 30, 2013 and 2012

Convertible Notes Payable

In October 2012, the Company entered into a convertible debenture with a fund for $325,000 and an original issue discount of $75,000 due in January 2013. The note is convertible into common stock at $0.50 or if conversion is after January 2013, the conversion rate will be at 62% of the average of the lowest 3 closing prices 10 days prior to the conversion date. In April 2013, the note holder converted $12,500 in principal into 1,456,876 shares of common stock. The amounts outstanding as of April 30, 2013 and 2012 are $312,500 and $0, respectively.

In April 2013, the Company agreed to convert various past due accounts payables owed by the Company to two consultants in the aggregate amount of $28,102 into two convertible promissory notes. The notes bear interest at 6% and 8% per annum, mature October 2, 2013 and November 1, 2013, respectively, and are convertible into common stock at the lesser of (i) the closing price on the date of issuance (i.e. April 2, 2013); (ii) the closing price prior to the conversion date. There is a mandatory conversion provision if the Company's common stock exceeds $2.00 per share for 10 consecutive trading days. In the event of default, the conversion price is changed to a variable conversion price which equals 62% of the average of the lowest 3 closing prices 10 days prior to the conversion date. The Company recorded a discount of $13,793 related to the derivative liability at inception. The Company recorded amortization of $1,902 related to the discount from inception through April 30, 2013. The convertible debt was determined to include an embedded derivative liability. The derivative liability is the conversion feature. At the date of issuance of the convertible debt, the embedded derivative liability was measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement. The Company recorded a derivative liability of $13,793 at inception and a change in fair value of derivatives of $1,288 for the year ended April 30, 2013. The derivative liability was $12,505 as of April 30, 2013.

Related Party

Convertible notes and loans payable – related party, due to a majority shareholder of the Company, as of April 30, 2013 and April 30, 2012 of $1,630,000 and $0 consisted of the following:

On November 1, 2012, the Company agreed (which agreement was memorialized on January 31, 2013) to convert various past due accounts payables owed by the Company to WBI in the aggregate amount of $1,630,000 into the WBI Debentures in the same amount as the WBI payables into five notes. The notes bear interest at 8%, mature May 1, 2013 and are convertible into common stock at the lesser of (i) the closing price on the date of issuance (i.e. November 1, 2012); (ii) the closing price prior to the conversion date. There is a mandatory conversion provision if the Company's common stock exceeds $2.00 per share for 10 consecutive trading days. In the event of default, the conversion price is changed to a variable conversion price which equals 62% of the average of the lowest 3 closing prices 10 days prior to the conversion date. The Company recorded a discount of $1,185,568 related to the derivative liability at inception. The Company recorded amortization of $1,179,018 related to the discount from inception through April 30, 2013. The convertible debt was determined to include an embedded derivative liability. The derivative liability is the conversion feature. At the date of issuance of the convertible debt, the embedded derivative liability was measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement. The Company recorded a derivative liability of $1,185,568 at inception and a change in fair value of derivatives of $572,286 for the year ended April 30, 2013. The derivative liability was $613,282 as of April 30, 2013. The notes are in default as of May 1, 2013.

Shareholder Advances

WBI provided advances to the Company for $30,000, with no interest as of April 30, 2013.  The advances are unsecured and due on demand.  The advance was subsequently paid off during the three months ended July 31, 2013.

14. DERIVATIVE LIABILITY

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

Drinks America Holdings, Ltd., and Affiliates
Notes to the Consolidated Financial Statements
April 30, 2013 and 2012

ASC 815-40 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  As disclosed in Note 13, during November 2012 and April 2013, the Company entered into convertible loans which contained variable conversion prices.  In accordance with ASC 815-40, this conversion option is classified as a derivative liability. The Company credited $1,199,361 to derivative liability when the note was issued.  The derivative liability was revalued at April 30, 2013 resulting in a gain on the changes in fair value of $573,574. The estimated values of the derivatives were determined using the Black-Scholes option pricing model and the following assumptions: expected volatility of 310% and 186%; expected life (years) of 0.10 and 0.40; risk free interest rate of 0.15% and 0.90%; and dividend rate of 0.

As of April 30, 2013, the derivative liability was $625,787.  The derivative liability was calculated using the Black-Scholes method over the expected terms of the convertible debentures, with a risk free rate of 0.90% and a volatility of 186% as of April 30, 2013.  Included in the accompanying consolidated statements of operations is income arising from gain on change in fair value of the derivatives of $573,574 during the year ended April 30, 2013.

15. ACCRUED EXPENSES

Accrued expenses consist of the following at April 30, 2013 and 2012:

	2013	2012
Payroll, board compensation and consulting fees owed to officers, directors and shareholders	$-	$770,690
Other payroll and consulting fees	-	6,563
Interest	183,370	40,850
Settlement liabilities and other	1,534,089	527,662
	$1,717,459	$1,345,765

The Company worked diligently with staff, consultants and various 3rd-Party’s to reduce any and all outstanding liabilities through the issuance of warrants and or notes.  Settlement liabilities consist of outstanding royalties that are in negotiations relating to Trump Vodka and Old Whiskey River together with our default on IBC convertible debenture mentioned previously.

16. STOCKHOLDERS' DEFICIT

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock.

On December 27, 2011, the Company affected a 1 for 250 reverse split of its issued and outstanding shares of common stock of the Company without changing par value of the stock. All information contained in these financial statements reflect post-split share adjustments for the reverse stock split.

Series A Preferred Stock

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

As of April 30, 2013 and 2012, the amount above is included in the put liability. The total put liability of $14,721,668 and $12,633,916 is recorded as a current liability on the balance sheet as of April 30, 2013 and 2012, respectively.

As of April 30, 2013 and 2012, no Series A preferred shares are outstanding, respectively.

Series B Preferred Stock

On February 26, 2012, the Company entered into a "Stipulation of Settlement" with Socius CG II, Ltd. regarding various receivables that Socius purchased. Pursuant to the settlement agreement, the Company paid Socius $27,636 to settle all unpaid creditor claims totaling $109,475. In addition, an affiliate of Socius returned 13.837 shares of Series B Preferred Stock previously issued and warrants to purchase 35,605 shares of common stock. The Company cancelled the Series B preferred stock upon receipt.

Drinks America Holdings, Ltd., and Affiliates
Notes to the Consolidated Financial Statements
April 30, 2013 and 2012

Series C Preferred Stock

During the year ended April 30, 2012, the Company issued an aggregate of 137,662 shares of Series C Preferred stock in settlement of $403,251 of accrued and unpaid compensation.

On January 18, 2012, the Company issued an aggregate of 7,306,859 shares of common stock in exchange for 773,497 shares of Series C Preferred stock.

Series D Preferred Stock

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

As of April 30, 2013 and 2012, 114,000 and 0 Series D preferred shares are outstanding.

Common stock

Year ended April 30, 2012

During the year ended April 30, 2012, the Company issued an aggregate of 96,364 common shares in settlement of $57,516 of convertible promissory notes and related accrued interest.

During the year ended April 30, 2012, the Company issued 70,000 common shares in full settlement of a note payable and related accrued interest of $54,600.

During the year ended April 30, 2012, the Company issued 77,280 common shares for the conversion of $38,640 of a note payable.

During the year ended April 30, 2012, the Company issued 233,333 common shares to Sichenzia Ross Friedman Ference LLP ("SRFF") as payment for outstanding legal fees of $210,002.

On June 27, 2011, the Company entered into a Stock Purchase Agreement (“SPA”) with Worldwide Beverage Imports, LLC (“WBI”) to obtain a license to sale their products.  The Company issued 400,000 restricted shares as payment, of which 300,000 issued to WBI, 50,000 issued to Federico Cabo, and 50,000 issued to Timothy Owens.  Pursuant to the agreement, the purchase price of the shares is $0.60 per share or $240,000. The SPA includes a distribution agreement that provides the Company exclusive distribution rights east of the Mississippi and non-exclusive distribution rights throughout North America.  The term of the agreement is for a period of 15 years, renewable every 10 years.

Drinks America Holdings, Ltd., and Affiliates
Notes to the Consolidated Financial Statements
April 30, 2013 and 2012

On December 13, 2011, the Company entered into a Forbearance Agreement with St. George Investments LLC ("Lender"). Pursuant to the agreement, the Lender has agreed to forbear enforcing certain events of default until January 1, 2013. In addition, the Company agrees to reserve a total of 400,000 shares of common stock as escrow in the event of default.

During the year ended April 30, 2012, the Company issued 212,000 common shares for consulting services valued at $165,360.

During the year ended April 30, 2012, the Company issued 50,000 common shares to acquire an investment valued at $39,000. The investment was written off during the year ended April 30, 2013.

During the year ended April 30, 2012, the Company issued 180,000 common shares to various members of the Board of Directors for cash proceeds of $90,000.

On November 1, 2011, the Company and WBI entered into Amendment No. 1 to the SPA referred to above.  The agreement was amended to state that WBI would retain 49% of the issued and outstanding common shares of the Company. The amended agreement also included $1,350,000 of forgiveness of accounts payable for previously delivered inventory. The Company allocated 2,454,545 common shares for the forgiveness of accounts payable. In addition, Timothy Owens and Federico Cabo shall own 2.5% of the issued and outstanding shares of the Company and management shall retain 35% of the issued and outstanding shares. As part of the amended agreement the Company received worldwide distribution rights to sell their products. As a result, the Company allocated 8,418,893 common shares valued at $4,630,391. In connection with the amendment, management exchanged 773,497 shares of Series C Preferred Stock for 7,306,859 common shares.

Year ended April 30, 2013

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

On August 9, 2012, the Company entered into an agreement to settle accounts payable in the amount of $83,194 by issuing 250,000 shares of common stock. The fair value of the shares was $140,000.

On August 9, 2012, the Company entered into an agreement to settle accounts payable in the amount of $10,000 for consulting fees due to Timothy J. Owens, the CEO of the Company, by issuing 100,000 shares of common stock. The fair value of the shares was $56,000.

On August 9, 2012, the Company issued 80,000 shares of its common stock to members of the board for services rendered with a fair value of $44,800 based on the quoted market price of the shares at time of issuance.

On August 9, 2012, the Company entered into an agreement to settle accounts payable in the amount of $43,145 by issuing 142,148 shares of common stock. The fair value of the shares was $78,892.

On August 9, 2012, the Company issued 571,000 warrants to a consultant with an exercise price of $0.56 and a life of five years which vest immediately. The warrants were measured at their fair value on August 9, 2012 using the following Black-Scholes Model Assumptions: risk free interest (0.74%); expected volatility (116%); expected life (60 months) and no dividends. These warrants were valued at $257,692 and expensed immediately.

On September 12, 2012, the Company entered into an agreement with former members of management to settle accounts payable and debts of $752,422 by issuing 1,000,000 warrants. The fair value of the warrants was $241,400. The warrants have an exercise price of $0.30 and a life of five years which vest immediately. The warrants were measured at their fair value on September 12, 2012 using the following Black-Scholes Model Assumptions: risk free interest (0.70%); expected volatility (128%); expected life (60 months) and no dividends.

On October 1, 2012, the Company issued 150,000 shares of its common stock to a consultant for services rendered with a fair value of $45,000 based on the quoted market price of the shares at time of issuance.

On October 12, 2012, the Company issued 75,000 shares of its common stock to a note holder for the settlement of $24,000 in accrued interest.

Drinks America Holdings, Ltd., and Affiliates
Notes to the Consolidated Financial Statements
April 30, 2013 and 2012

On November 27, 2012, the Company issued 140,000 shares of its common stock to various consultants for services rendered, in November 2012, with a fair value of $75,348 based on the quoted market price of the shares at time of issuance.

On November 27, 2012, the Company entered into an agreement to settle accounts payable in the amount of $90,084 for legal fees due to Sichenzia Ross Friedman Ference, LLP for services thru November 15, 2012, by issuing 450,421 shares of common stock.  The fair value of the shares was $90,084.

On December 6, 2012, the Company entered into an agreement to settle accounts payable in the amount of $12,072 for legal fees due to Lovallo Law Group for November 2012, by issuing 92,860 shares of common stock.  The fair value of the shares was $12,072.

On January 4, 2013, the Company issued 1,250,000 shares of its common stock to the Board of Director for services already rendered in the quarter, with a fair value of $100,000 based on the quoted market price of the shares at time of issuance.

On January 17, 2013, the Company issued 2,000,000 shares of its common stock to Federico Cabo’s company, Jomex, LLC for his company giving up 2,000,000 shares of the Company’s common stock as security to a defaulted debenture in this quarter.  The fair value of the shares was $180,000 based on the quoted market price of the shares at time of issuance.

On January 30, 2013, the Company entered into an agreement to settle accounts payable in the amount of $58,043 for legal fees due to Sichenzia Ross Friedman Ference, LLP thru the end of the quarter, by issuing 725,536 shares of common stock.  The fair value of the shares was $58,043.

On April 15, 2013, the Company issued 1,456,876 shares of its common stock to a note holder for the conversion of $12,500 in principal.

17. WARRANTS AND OPTIONS

Warrants

The following table summarizes the warrants outstanding and related prices for the shares of the Company’s common stock issued as of April 30, 2013:

		Warrants Outstanding
		Weighted Average			Warrants Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$0.30	1,000,000	4.37	$0.30	1,000,000	$0.30
0.56	571,000	4.28	0.56	571,000	0.56
0.70	25,000	4.20	0.70	25,000	0.70
23.44	213	1.71	23.44	213	23.44
51.56	182	1.67	51.56	182	51.56
59.78	647	1.82	59.78	647	59.78
84.38	1,120	1.63	84.38	1,120	84.38
93.75	1,254	1.57	93.75	1,254	93.75
234.38	53	1.71	234.38	53	234.38
243.75	51	1.33	243.75	51	243.75
351.56	67	1.13	351.56	67	351.56
562.50	2,624	6.47	562.50	2,624	562.50
1,312.50	667	1.13	1,312.50	667	1,312.50
1,640.00	33	1.13	1,640.00	33	1,640.00
1,875.00	620	0.24	1,875.00	620	1,875.00
4,815.00	213	4.12	4,815.00	213	4,815.00
Total	1,603,744	4.33	3.46	1,603,744	3.46

Drinks America Holdings, Ltd., and Affiliates
Notes to the Consolidated Financial Statements
April 30, 2013 and 2012

Transactions involving the Company’s warrant issuance are summarized as follows:

		Weighted
	Number of	Average Price
	Shares	Per Share
Outstanding at April 30, 2011	8,225	$812.50
Issued	-	-
Expired	(481)	(697.50)
Canceled	-	-
Outstanding at April 30, 2012	7,744	$812.50
Issued	1,596,000	0.40
Expired	-
Canceled	-	-
Outstanding at April 30, 2013	1,603,744	$3.46

Options

The following table summarizes the options outstanding and related prices for the shares of the Company’s common stock issued as of April 30, 2013:

		Options Outstanding
		Weighted Average			Warrants Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$600.00	620	0.86	$600.00	620	$600.00
660.00	667	0.86	660.00	667	660.00
1,312.50	133	0.86	1,312.50	133	1,312.50
Total	1,420	0.86	694.92	1,420	694.92

Transactions involving the Company’s options issuance are summarized as follows:

Weighted
	Number of	Average Price
	Shares	Per Share
Outstanding at April 30, 2011	1,420	$694.92
Issued	-	-
Expired	-	-
Canceled	-	-
Outstanding at April 30, 2012	1,420	$694.92
Issued	-	-
Expired	-	-
Canceled	-	-
Outstanding at April 30, 2013	1,420	$694.92

The Company did not issue options during the year ended April 30, 2013 and 2012.

Drinks America Holdings, Ltd., and Affiliates
Notes to the Consolidated Financial Statements
April 30, 2013 and 2012

18. INCOME TAXES

No provision for income taxes is included in the accompanying consolidated statements of operations because of the net operating losses for the year ended April 30, 2013 and 2012, respectively. Holdings and Drinks previously filed income tax returns on a June 30 and December 31 tax year, respectively; however, both companies applied for and received a change in tax year to April 30 and file a federal income tax return on a consolidated basis. Olifant files income tax returns on a February 28 tax year. The consolidated net operating loss carry forward as of April 30, 2013 available to offset future years' taxable income is approximately $85,297,000, expiring in various years through 2031.

As of April 30, 2013 and 2012, components of the deferred tax assets are as follows:

	2013	2012
Net operating loss	$29,001,000	$17,310,000
Compensation	-	-
	29,001,000	17,310,000
Less valuation allowance	(29,001,000)	(17,310,000)

	$—	$—

A valuation allowance has been provided against the entire deferred tax asset due to the uncertainty of future profitability of the Company.

Management's position with respect to the likelihood of recoverability of these deferred tax assets will be evaluated each reporting period.

The Company has not been audited by the Internal Revenue Service, but is subject to audit for the years 2013.

19.  RELATED PARTY TRANSACTIONS

Due to Stockholders

During the year ended April 30, 2013, the Company incurred $117,086, net of repayments of $16,185, to the Company's CEO for incurred past expenses.

As described above, a note holder and former director of the Company provided a $500,000 line of credit, of which $660,938 is being utilized. For the year ended April 30, 2013, the Company has paid $24,831 of interest on the credit line.

As described above, a convertible promissory note valued at $1,630,000 was issued at 8% interest to Worldwide Beverage Imports (“WBI”), for past due payables.  The Note is currently in default, and interest is accruing.

On January 17, 2013, the Company issued 2,000,000 shares of its common stock to Federico Cabo’s company, Jomex, LLC for his company giving up 2,000,000 shares of the Company’s common stock as security due to a defaulted debenture.  The fair value of the shares was $180,000 based on the quoted market price of the shares at time of issuance.

20. DECONSOLIDATION OF SUBSIDIARY

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

Drinks America Holdings, Ltd., and Affiliates
Notes to the Consolidated Financial Statements
April 30, 2013 and 2012

During the year ended April 30, 2012, the Company agreed to return 42% of the capital stock of Olifant reducing ownership interest to 48%, in exchange for the cancellation of the outstanding debt obligation and related accrued interest.  As a result of the transaction, the Company no longer has a controlling interest in Olifant, as such, the Company recorded a gain on the deconsolidation of $280,483. The investment for their remaining 48% interest is $0 since Olifant has an accumulated deficit and a deficit in equity.

21. CUSTOMER CONCENTRATION

For the year ended April 30, 2013, two customers accounted for 14% and 16%, of the Company's sales, respectively. For the year ended April 30, 2012, one customer accounted for 18% of the Company's sales.

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

22. COMMITMENTS AND CONTINGENCIES

Operating lease

On December 21, 2011, the Company entered into a five-year lease for office space in Ridgefield, CT with monthly base lease payments are $2,565 for year one and two, $2,782, $2,853 and $2,967 for years three, four and five, respectively. The Company received a rent credit of $7,696 in each of the months of March 2012, April 2012 and May 2012. The lease agreement was terminated in April 2013.

In July 2013, the Company entered into a month-to-month lease for office space in Simi Valley, California with monthly base lease payments of $3,500. The Company has moved its corporate headquarters to 4101 Whiteside, Los Angeles, CA as of the date of this filing on a month-to-month basis of $ 5,000.00.

Rent expense charged to operations, which differs from rent paid due to the rent credits and to increasing amounts of base rent, is calculated by allocating total rental payments on a straight-line basis over the term of the lease. During the years ended April 30, 2013 and 2012, rent expense was $111,447 and $44,243, respectively and as of April 30, 2013 and 2012 deferred rent payable was Nil and $2,735, respectively.

License Agreement

In January 2013, the Company received a notice of termination of the Licensing Agreement for all tequila, including KAH, originally dated June 27, 2011 and subsequently amended on November 1, 2011 and August 30, 2012, for non-payment of outstanding account payables. All shipments of product ended in January 2013.

On March 1st, 2013 Worldwide Beverage Imports (“WBI”) and Drinks Americas Holdings, Inc. (“Broker”) entered into a 1-year, automatically renewing brokerage agreement giving DKAM the license to act as a broker of beer and spirits and possesses the necessary local, state and federal licenses and permits authorizing it to act in such capacity for the WBI.  Compensation shall be based on a percentage of “Net Sales”, with an advance monthly fee of $5,000 for services rendered monthly to be paid by WBI to Broker’s affiliated sales agent Osirius, including reimbursement for health insurance, and travel expenses submitted each time travel reaches total of $3,000. A commission rate of $0.50 (fifty cents) per case for all case sales of beer, including brands such as Rio Bravo, Day of the Dead, and others, as they are sold in the US and Canada.

Our license with respect to the Kid Rock related trademarks currently requires payments to Drinks Americas based upon volume through the term of the agreement.  The license agreement was terminated due to inactivity.

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

Drinks America Holdings, Ltd., and Affiliates
Notes to the Consolidated Financial Statements
April 30, 2013 and 2012

Niche Media v. Drinks Americas, Inc., Connecticut Superior Court of the Judicial District of Stamford Norwalk at Stamford.  In this action, Plaintiff filed suit for unpaid advertising and claimed approximately $130,000 plus accruing interest and attorney fees.  In March 2011, the case was settled and the Plaintiff withdrew the case in exchange for the Company's agreement to pay $90,000 over 29 months commencing June 2011.  Balance due and accrued under this agreement as of April 30, 2013 and 2012 was $42,000 and $54,800, respectively.

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

 Jeffrey Daub.  This matter involves a claim by Jeffrey Daub, an ex-employee, for payment of deferred salary.  The matter was settled with the Plaintiff agreeing to a payment plan containing fourteen payments with the final payment due September 1, 2012 for a total of $140,000. Balance due and accrued under this agreement as of April 30, 2013 and 2012 was $27,500 and $55,000, respectively.

In the Matter of Liquor Group Holding, LLC v. Drinks Americas Holdings, Ltd. (American Arbitration Association).  On March 7, 2011, the Company successfully obtained an arbitration award in its favor in the sum $664,659.05 after filing a counterclaim against Liquor Group Holding, LLC. The Company is currently exploring avenues for collection of the arbitration award.

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

Drinks America Holdings, Ltd., and Affiliates
Notes to the Consolidated Financial Statements
April 30, 2013 and 2012

23.  FAIR VALUE MEASUREMENT

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

As of April 30, 2013, the Company has convertible promissory notes with embedded derivatives that are recorded and measured at fair value on a recurring basis in the accompanying consolidated financial statements. Convertible notes were determined at market based on their short-term historical conversions.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of April 30, 2013:

Derivative Liability
Balance, April 30, 2011	$31,186
Total (gains) losses	-
Initial fair value of debt derivative at note issuance	-
Mark-to-market adjustments	-
Embedded debt derivative	(1,671)
Transfers out of Level 3 upon conversion and settlement of notes	(29,515)

Balance, April 30, 2012	-
Total (gains) losses	-
Initial fair value of debt derivative at note issuance	1,199,361
Mark-to-market adjustments	(573,574)
Embedded debt derivative	-
Transfers out of Level 3 upon conversion and settlement of notes	-

Balance, April 30, 2013	$625,787

Net gain for the year included in earnings relating to the liabilities	$573,574

During the year ended April 30, 2013, the Company entered into convertible notes with embedded derivatives that required the bifurcation and marking to fair value the derivative liability.

Drinks America Holdings, Ltd., and Affiliates
Notes to the Consolidated Financial Statements
April 30, 2013 and 2012

24. SUBSEQUENT EVENTS

Common Stock

On May 1, 2013, the Company issued 3,125,000 restricted shares of its common stock to a Joseph Belli for services rendered valued at $7,500. The fair value of the shares issued was $93,750 based on the quoted market price of the shares at the time of issuance.

On May 1, 2013, the Company issued 3,125,000 restricted shares of its common stock to a Kyle Reinholm for services rendered valued at $7,500. The fair value of the shares issued was $93,750 based on the quoted market price of the shares at the time of issuance.

On May 1, 2013, the Company issued 25,000,000 restricted shares of its common stock to a John Sokol for services rendered valued at $60,000. The fair value of the shares issued was $750,000 based on the quoted market price of the shares at the time of issuance.

On May 1, 2013, the Company issued 10,416,667 restricted shares of its common stock to a Leonard Moreno for services rendered valued at $25,000. The fair value of the shares issued was $312,500 based on the quoted market price of the shares at the time of issuance.

On May 1, 2013, the Company issued 9,375,000 restricted shares of its common stock to Timothy J. Owens, the CEO of the Company, for services rendered valued at $22,500. The fair value of the shares issued was $281,250 based on the quoted market price of the shares at the time of issuance.

On August 1, 2013, the Company issued 9,375,000 restricted shares of its common stock to Timothy J. Owens, the CEO of the Company, for services rendered valued at $22,500.

On August 1, 2013, the Company issued 3,125,000 restricted shares of its common stock to a Kyle Reinholm for services rendered valued at $7,500.

On January 6, 2014, the Company issued 20,000,000 restricted shares of its common stock to Darin Ocasio for services rendered valued at $55,000.

On August 22, 2014, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation in order to increase the Company’s authorized capital stock from 900,000,000 shares of common stock to 5,000,000,000 shares of common stock.

On September 10, 2014, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation in order to decrease the par value of the Company’s capital stock from $0.001 to $0.0001.

Preferred Stock

On August 20, 2014, the Company entered into a Letter Agreement with Worldwide Beverage Imports, LLC., pursuant to which WBI agreed to forgive $100,000 of payables owed by the Company to WBI in exchange for the Company’s issuance to WBI of 10,000 shares of newly designated preferred stock that holds voting rights equal to 230,000 votes per share.

In consideration for and as an inducement to enter into the Amendment, on August 21, 2014 the Company issued to WBI 10,000 shares of the Company’s newly created Series E Preferred.

On August 21, 2014, the Company filed a Certificate of Designation of Series E Preferred Stock with the Secretary of State of Delaware. Pursuant to the Certificate of Designation, 15,000 shares of preferred stock were designated Series E Preferred Stock, which Series E Preferred Stock holds no conversion rights or rights to dividends. The Series E Preferred Stock will vote as a single class with the common stock and the holders of the Series E Preferred Stock will have the number of votes equal to 230,000 times the number of shares of Series E Preferred Stock. Upon liquidation, the holders of the Series E Preferred Stock will have the right to receive, prior to any distribution with respect to the common stock, but subject to the rights of the holders of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, the Stated Value (plus any other fees or liquidated damages payable thereon).

Drinks America Holdings, Ltd., and Affiliates
Notes to the Consolidated Financial Statements
April 30, 2013 and 2012

Debentures

On May 1, 2013, the Company issued, in lieu of cash payment for past due accounts payables equal to $670,000, a convertible debenture to Worldwide Beverage Imports, LLC. in the aggregate principal amount of $ 670,000. The debenture accrues interest at 8% per annum. The debenture, which includes all principal and interest, are due in full on November 1, 2013. The debenture is convertible, at the option of the holder, into shares of common stock of the Company at the lesser of (i) the closing price of the Company’s common stock on November 2, 2013; or (ii) the closing price of the Company’s common stock on the date immediately prior to the date the holder of the debenture requests their conversion.  However, in the event of a default under the debenture, the debenture will be convertible at a 38% discount to market.

On May 1, 2013, the Company issued, in lieu of cash payment for past due accounts payables equal to $26,423, a convertible debenture to Darrin Ocasio in the aggregate principal amount of $26,423. The debenture accrues interest at 8% per annum. The debenture, which includes all principal and interest, are due in full on May 1, 2014. The debenture is convertible, at the option of the holder, into shares of common stock of the Company at the greater of (i) the par value of the Company’s common stock; or (ii) 50% of the average closing price of the Company’s common stock for the 10 days prior to the date the holder of the debenture requests their conversion.  There is a mandatory conversion provision if the Company’s common stock exceeds $2.00 per share for 10 consecutive trading days.  In the event of default, the conversion price is changed to a variable conversion price which equals 62% of the average of the lowest 3 closing prices 10 days prior to the conversion date.

On May 1, 2013, the Company issued, in lieu of cash payment for past due accounts payables equal to $14,000, a convertible debenture to Steve Chaussy in the aggregate principal amount of $14,000. The debenture accrues interest at 6% per annum. The debenture, which includes all principal and interest, are due in full on November 1, 2013. The debenture is convertible, at the option of the holder, into shares of common stock of the Company at the lesser of (i) the closing price of the Company’s common stock on the date of issuance; or (ii) the closing price of the Company’s common stock prior to the conversion date.  There is a mandatory conversion provision if the Company’s common stock exceeds $2.00 per share for 10 consecutive trading days.  In the event of default, the conversion price is changed to a variable conversion price which equals 70% of the average of the lowest 3 closing prices 10 days prior to the conversion date.

On May 1, 2013, the Company issued, in lieu of cash payment for consulting services equal to $40,243, a convertible debenture to the Law Office of Sheldon H. Gobstein Esq. in the aggregate principal amount of $40,243. The debenture accrues interest at 8% per annum. The debenture, which includes all principal and interest, are due in full on November 1, 2013. The debenture is convertible, at the option of the holder, into shares of common stock of the Company at the lesser of (i) the closing price of the Company’s common stock on the date of issuance; or (ii) the closing price of the Company’s common stock prior to the conversion date.  There is a mandatory conversion provision if the Company’s common stock exceeds $2.00 per share for 10 consecutive trading days.  In the event of default, the conversion price is change to a variable conversion price which equals 62% of the average of the lowest 3 closing prices 10 days prior to the conversion date.

On May 2, 2013, the Company issued, in lieu of cash payment for past due accounts payables equal to $25,000, a convertible debenture to SGT Enterprises, Inc. in the aggregate principal amount of $25,000. The debenture accrues interest at 6% per annum. The debenture, which includes all principal and interest, are due in full on November 2, 2013. The debenture is convertible, at the option of the holder, into shares of common stock of the Company at the lesser of (i) the closing price of the Company’s common stock on the date of issuance; or (ii) the closing price of the Company’s common stock prior to the conversion date.  There is a mandatory conversion provision if the Company’s common stock exceeds $2.00 per share for 10 consecutive trading days.  In the event of default, the conversion price is change to a variable conversion price which equals 80% of the average of the lowest 3 closing prices 10 days prior to the conversion date.

On May 15, 2013, the Company issued, in lieu of cash payment for past due accounts payables equal to $68,149, a convertible debenture to Urstadt Biddle Properties, Inc. in the aggregate principal amount of $68,149. The debenture accrues interest at 6% per annum. The debenture, which includes all principal and interest, are due in full on November 15, 2013. The debenture is convertible, at the option of the holder, into shares of common stock of the Company at the lesser of (i) the closing price of the Company’s common stock on the date of issuance; or (ii) the closing price of the Company’s common stock prior to the conversion date.  There is a mandatory conversion provision if the Company’s common stock exceeds $2.00 per share for 10 consecutive trading days.  In the event of default, the conversion price is change to a variable conversion price which equals 80% of the average of the lowest 3 closing prices 10 days prior to the conversion date.

Drinks America Holdings, Ltd., and Affiliates
Notes to the Consolidated Financial Statements
April 30, 2013 and 2012

On May 27, 2013, the Company issued, in lieu of cash payment for past due accounts payables equal to $43,000, a convertible debenture to Charles Menzies in the aggregate principal amount of $43,000. The debenture accrues interest at 8% per annum. The debenture, which includes all principal and interest, are due in full on November 27, 2013. The debenture is convertible, at the option of the holder, into shares of common stock of the Company at the lesser of (i) the closing price of the Company’s common stock on the date of issuance; or (ii) the closing price of the Company’s common stock prior to the conversion date.  There is a mandatory conversion provision if the Company’s common stock exceeds $2.00 per share for 10 consecutive trading days.  In the event of default, the conversion price is change to a variable conversion price which equals 75% of the average of the lowest 3 closing prices 10 days prior to the conversion date.

On July 15, 2013, the Company issued, in lieu of cash payment for past due accounts payables equal to $30,000, a convertible debenture to Ted Corbett in the aggregate principal amount of $30,000. The debenture accrues interest at 6% per annum. The debenture, which includes all principal and interest, are due in full on January 15, 2014. The debenture is convertible, at the option of the holder, into shares of common stock of the Company at the lesser of (i) the closing price of the Company’s common stock on the date of issuance; or (ii) the closing price of the Company’s common stock prior to the conversion date. There is a mandatory conversion provision if the Company’s common stock exceeds $2.00 per share for 10 consecutive trading days.  In the event of default, the conversion price is change to a variable conversion price which equals 80% of the average of the lowest 3 closing prices 10 days prior to the conversion date.

On August 9, 2013, the Company entered into a first amendment agreement with IBC Funds LLC (“IBC”), to that certain 8% Convertible Unsecured Promissory Note in the principal amount of $35,000, dated as of November 1, 2012 and due May 1, 2013.  The convertible promissory note was originally issued to Worldwide Beverage Imports on November 1, 2012 and subsequently assigned to a third party investor whom IBC acquired the note. Pursuant to the amendment, IBC agreed to extend the maturity date of the note from May 1, 2013 to May 1, 2014 and to waive, if any, existing or prior defaults under the note and the Company agreed to (i) amend the conversion price of the note to equal 35% of the lowest historical traded price of the Company’s common stock.

On September 1, 2013, the Company issued a convertible debenture to Darin Ocasio in the aggregate principal amount of $25,783. The debenture accrues interest at 8% per annum. The debenture, which includes all principal and interest, are due in full on September 1, 2014. The debenture is convertible, at the option of the holder, into shares of common stock of the Company at the greater of (i) the par value of the Company’s common stock; or (ii) 50% of the average closing price of the Company’s common stock 10 days prior to the conversion date.  There is a mandatory conversion provision if the Company’s common stock exceeds $2.00 per share for 10 consecutive trading days.  In the event of default, the conversion price is change to a variable conversion price which equals 62% of the average of the lowest 3 closing prices 10 days prior to the conversion date.

On October 29, 2013, a third party investor assigned a $70,000 convertible promissory note to IBC Funds LLC. The convertible promissory note was originally issued to Worldwide Beverage Imports on November 1, 2012 and subsequently assigned to a third party investor whom IBC acquired the note.

On November 25, 2013, a third party investor assigned a $150,000 convertible promissory note to IBC Funds LLC. The convertible promissory note was originally issued to Worldwide Beverage Imports on November 1, 2012 and subsequently assigned to a third party investor whom IBC acquired the note.

On January 6, 2014, a third party investor assigned a $200,000 convertible promissory note to IBC Funds LLC. The convertible promissory note was originally issued to Worldwide Beverage Imports on November 1, 2012 and subsequently assigned to a third party investor whom IBC acquired the note.

On January 6, 2014, the Company issued a convertible debenture to Timothy Owens, CEO of the Company, in the aggregate principal amount of $37,500.  The debenture accrues interest at 6% per annum.  The debenture, which includes all principal and interest, are due in full on October 6, 2014.  The debenture is convertible, at the option of the holder, into shares of common stock of the Company at the greater of (i) the par value of the Company’s common stock; or (ii) 50% of the average closing price of the Company’s common stock for the 10 days prior to the conversion date.  There is a mandatory conversion provision if the Company’s common stock exceeds $2.00 per share for 10 consecutive trading days.  In the event of default, the conversion price is changed to a variable conversion price which equals 36% of the average of the lowest 3 closing prices 10 days prior to the conversion date.

Drinks America Holdings, Ltd., and Affiliates
Notes to the Consolidated Financial Statements
April 30, 2013 and 2012

On January 9, 2014, the Company entered into a first amendment agreement with IBC Funds LLC. to certain 8% Convertible Unsecured Promissory Notes in the principal amounts of $70,000, $150,000, and $200,000, which notes were originally dates as of November 1, 2013 and May 1, 2013.  The convertible promissory notes were originally issued to Worldwide Beverage Imports on November 1, 2012 and subsequently assigned to a third party investor whom IBC acquired the note.  Pursuant to the amendment, IBC agreed to extend the maturity of the notes from May 1, 2013 to January 9, 2015 and to waive, if any, existing or prior defaults under the notes and the Company agreed to (i) amend the conversion price of the notes to equal 35% of the lowest historical traded price of the Company’s common stock.

On January 16, 2014, the Company issued, four convertible debentures to a third party investor in the aggregate principal amount of $455,000.  The Investor previously provided the aggregate purchase price of $455,000 to the Company in four separate tranches ($35,000 in August 2013, $70,000 in October 2013, $150,000 in November 2013 and $200,000 in January 2014).  The Convertible Debentures accrue interest at 8% per annum. The $35,000 Convertible Debenture matures on August 8, 2014.  The $70,000 Convertible Debenture matures on October 31, 2014.  The $150,000 Convertible Debenture matures on May 26, 2014.  The $200,000 Convertible Debenture matures on July 7, 2014.

The Convertible Debentures are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to 35% of the lowest trading price of Common Stock for the 24 months preceding their original issuance dates.  However, in the event of a default under the Convertible Debentures, the Convertible Debentures will be convertible at a 75% discount to the average of the three lowest trading prices of the ten trading days prior to such conversion.  In no event may the Convertible Notes be converted at a conversion price below the par value of Common Stock.

On February 18, 2014, a third party investor assigned a $25,000 convertible promissory note to IBC Funds LLC. The convertible promissory note was originally issued to Worldwide Beverage Imports on November 1, 2012 and subsequently assigned to a third party investor whom IBC acquired the note.

On February 24, 2014, the Company entered into a second amendment agreement with IBC Funds LLC, to certain 8% Convertible Unsecured Promissory Notes (the “Notes”) in principal amount of $35,000, $70,000, $150,000 and $200,000, which Notes were originally dated as of November 1, 2012 and due May 1, 2013.  The Notes were amended by that certain First Amendment Agreement to Convertible Promissory Notes dated January 9, 2014. Pursuant to the amendment, IBC agreed to waive any and all interest accrued on the Notes through March 15, 2014 and the Company agreed to include as additional events of default under the Notes the Company’s failure (i) to file with the Securities Exchange Commission, by March 1, 2014, the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013, which failure is not cured within 3 Business Days; and (ii) to file with the Securities Exchange Commission, by March 15, 2014, the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended  July 31, 2013 and October 31, 2013, which failure is not cured within 3 Business Days.

On March 5, 2014, the Company defaulted on that certain 8% Convertible Unsecured Promissory Notes (the “Notes”) in principal amount of $35,000, $70,000, $150,000 and $200,000, which Notes were originally dated as of November 1, 2012 and due May 1, 2013, as amended by that certain second amendment agreement dated February 24, 2014.

On March 6, 2014 and March 11, 2014, the Company issued two convertible debentures (each a “Convertible Debenture” and collectively, the “Convertible Debentures”) to a third party investor (the “Investor”) in the aggregate principal amount of $255,000.  The Investor provided an aggregate purchase price of $255,000 (the “Aggregate Purchase Price”) to the Company.  The Convertible Debentures accrue interest at 8% per annum. The $125,000 Convertible Debenture matures on September 6, 2014.  The $130,000 Convertible Debenture matures on September 11, 2014. The Convertible Debentures are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to 35% of the lowest trading price of Common Stock for the 24 months preceding their original issuance dates.  However, in the event of a default under the Convertible Debentures, the Convertible Debentures will be convertible at a 75% discount to the average of the three lowest trading prices of the ten trading days prior to such conversion.  In no event may the Convertible Notes be converted at a conversion price below the par value of Common Stock.

On March 6, 2014 and on March 11, 2014, the Company entered into first amendment agreements (the “Amendments”) with IBC Funds LLC (“IBC”), to certain 8% Convertible Unsecured Promissory Notes (the “Notes”) in the principal amounts of $125,000 and $130,000, which Notes were originally dated as of November 1, 2012 and due May 1, 2013.  The Notes were originally issued to World Wide Beverage Imports, LLC (“WBI”) on November 1, 2012.  WBI assigned the Notes to a third party from whom IBC acquired the Notes. Pursuant to the Amendments, IBC agreed to extend the maturity of the Notes from May 1, 2013 to March 6, 2015 and March 11, 2015 and to waive, if any, existing or prior defaults under the Notes and the Company agreed to (i) amend the conversion price of the Notes to the equal 35% of the lowest historical traded price of the Company’s common stock.

Drinks America Holdings, Ltd., and Affiliates
Notes to the Consolidated Financial Statements
April 30, 2013 and 2012

On June 12, 2014, the Company issued a convertible unsecured promissory note (the "Note") to a third party investor (the “Investor”) in the aggregate principal amount of $50,000.  The Note accrues interest at 8% per annum.  The Note matures December 12, 2014. The Note is convertible, at the option of the holder, into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a conversion price equal to the greater of (i) the par value of Common Stock or (ii) 35% of the lowest trading price of Common Stock for the 24 months preceding their original issuance dates, which correspond to the dates on which the respective portion of the Aggregate Purchase Price was received by the Company.  However, in the event of a default under the Note, the Note will be convertible at a 75% discount to the average of the three lowest trading prices of the ten trading days prior to such conversion.  In no event may the Note be converted at a conversion price below the par value of Common Stock.

On September 10, 2014, the Company entered into first amendments with Tide Pool Ventures Corporation (“Tide Pool”) to certain convertible promissory notes in an aggregate principal amount of $200,000, which notes were originally dated November 1, 2012.  The notes were originally issued to Worldwide Beverage Imports on November 1, 2012 and subsequently assigned to a third party investor whom Tide Pool acquired these notes. Pursuant to the amendment, Tide Pool agreed to extend the maturity until the first anniversary of the amendments and the Company agreed to amend the notes to include the conversion pricing at 38% of the average of the lowest 3 closing bid prices 10 days prior to the conversion date.

On September 10, 2014, the Company issued four convertible promissory notes to a third party investor.  The notes bear interest at 8% per annum and contain an original issue discount of 20%.  The notes mature 1 year from the date of issuance.

Other

On July 3, 2013, Mr. Charles Menzies, tendered his resignation from the Board of Directors of the Company, effective immediately.  Mr. Menzies’ resignation was not as a result of any disagreements with the Company’s operations, policies or practices.

On July 26, 2013, the Circuit Court in the 12th Judicial Circuit in and for Sarasota County, Florida (the “Court”), entered an Order Granting Approval of Settlement Agreement (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a Settlement Agreement (the “Settlement Agreement”) between Drinks Americas Holdings, Ltd. (the “Company”) and IBC Funds, LLC, a Nevada limited liability company (“IBC”), in the matter entitled IBC Funds, LLC v. Drinks Americas Holdings, Ltd., Case No. 2013 CA 5705 (the “Action”). IBC commenced the Action against the Company to recover $327,131.65 of an unpaid Convertible Debenture of the Company, which IBC had purchased from the Company on October 15, 2012 (the “Claim”). The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding upon the Company and IBC upon execution of the Order by the Court on July 26, 2013.

Pursuant to the terms of the Settlement Agreement approved by the Order, on July 26, 2013, the Company agreed to issue, in one or more tranches as necessary, that number of shares equal to $197,630.64 upon conversion to the Company’s common stock, $0.001 par value (the “Common Stock”) at a conversion rate equal to 35% of the lowest historical traded price of the Common Stock.

The Settlement Agreement provides that in no event shall the number of shares of Common Stock issued to IBC or its designee in connection with the Settlement Agreement, when aggregated with all other shares of Common Stock then beneficially owned by IBC and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations thereunder), result in the beneficial ownership by IBC and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder) at any time of more than 9.99% of the Common Stock.

Furthermore, the Settlement Agreement provides that, for so long as IBC or any of its affiliates hold any shares of Common Stock, the Company and its affiliates are prohibited from, among other actions, voting any shares of Common Stock owned or controlled by the Company or its affiliates, or soliciting any proxies or seeking to advise or influence any person with respect to any voting securities of the Company, in favor of: (1) an extraordinary corporate transaction, such as a merger, reorganization or liquidation, involving Company or any of its subsidiaries, (2) a sale or transfer of a material amount of assets of Company or any of its subsidiaries, (3) any change in the present board or management of the Company, including any plans or proposals to change the number or term of directors or to fill any existing vacancies on the board, (4) any material change in the present capitalization or dividend policy of Company, (5) any other material change in Company’s business or corporate structure, (6) a change in Company’s charter, bylaws or instruments corresponding thereto (7) causing a class of securities of the Company to be delisted from a national securities exchange or to cease to be authorized to be quoted in an inter-dealer quotation system of a registered national securities association, (8) causing a class of equity securities of Company to become eligible for termination of registration pursuant to Section 12(g)(4) of the Securities Exchange Act of 1934, as amended, (9) terminating the Company’s transfer agent (10) taking any action which would impede the purposes and objects of the Settlement Agreement  or (11) taking any action, intention, plan or arrangement similar to any of those enumerated above.

Drinks America Holdings, Ltd., and Affiliates
Notes to the Consolidated Financial Statements
April 30, 2013 and 2012

The issuance of Common Stock to IBC pursuant to the terms of the Settlement Agreement approved by the Order is exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(10) thereof, as an issuance of securities in exchange for bona fide outstanding claims, where the terms and conditions of such issuance are approved by a court after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange shall have the right to appear.

On March 7, 2014, the Circuit Court in the 12th Judicial Circuit in and for Sarasota County, Florida (the “Court”), entered an Order Granting Approval of Settlement Agreement (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a Settlement Agreement (the “Settlement Agreement”) between Drinks Americas Holdings, Ltd. (the “Company”) and IBC Funds, LLC, a Nevada limited liability company (“IBC”), in the matter entitled  IBC Funds, LLC v. Drinks Americas Holdings, Ltd. , Case No. 2014 CA 001374 (the “Action”). IBC commenced the Action against the Company to recover $455,000.00 (the “Claim”), which Claim consists of the Notes (as defined below). The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding upon the Company and IBC upon execution of the Order by the Court on March 7, 2014.

Pursuant to the terms of the Settlement Agreement approved by the Order, the Company agreed to issue, in one or more tranches as necessary, that number of shares sufficient to satisfy the Claim amount upon conversion to the Company’s common stock, $0.001 par value (the “Common Stock”) at a conversion price equal to 25% of the lowest sale price of the Common Stock during the ten (10) trading days preceding the share request inclusive of the day of any share request.

The Settlement Agreement provides that in no event shall the number of shares of Common Stock issued to IBC or its designee in connection with the Settlement Agreement, when aggregated with all other shares of Common Stock then beneficially owned by IBC and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”), and the rules and regulations thereunder), result in the beneficial ownership by IBC and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder) at any time of more than 9.99% of the Common Stock.

Furthermore, the Settlement Agreement provides that, for so long as IBC or any of its affiliates hold any shares of Common Stock, the Company and its affiliates are prohibited from, among other actions, voting any shares of Common Stock owned or controlled by the Company or its affiliates, or soliciting any proxies or seeking to advise or influence any person with respect to any voting securities of the Company, in favor of: (1) an extraordinary corporate transaction, such as a merger, reorganization or liquidation, involving Company or any of its subsidiaries, (2) a sale or transfer of a material amount of assets of Company or any of its subsidiaries, (3) any change in the present board or management of the Company, including any plans or proposals to change the number or term of directors or to fill any existing vacancies on the board, (4) any material change in the present capitalization or dividend policy of Company, (5) any other material change in Company’s business or corporate structure, (6) a change in Company’s charter, bylaws or instruments corresponding thereto (7) causing a class of securities of the Company to be delisted from a national securities exchange or to cease to be authorized to be quoted in an inter-dealer quotation system of a registered national securities association, (8) causing a class of equity securities of Company to become eligible for termination of registration pursuant to Section 12(g)(4) of the Securities Exchange Act of 1934, as amended, (9) terminating the Company’s transfer agent (10) taking any action which would impede the purposes and objects of the Settlement Agreement  or (11) taking any action, intention, plan or arrangement similar to any of those enumerated above.

The issuance of Common Stock to IBC pursuant to the terms of the Settlement Agreement approved by the Order is exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(10) thereof, as an issuance of securities in exchange for bona fide outstanding claims, where the terms and conditions of such issuance are approved by a court after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange shall have the right to appear.

On June 12, 2014, the Company entered into a Judgment Purchase Agreement (the "JPA") with IBC Funds LLC (the "Seller"), pursuant to which the Company bought from the Seller all right, title, and interest in and to the judgments against the Company and J. Patrick Kenny, held by the Seller.

The executed JPA provides that Seller sold and assigned to the Company all of the Seller's right, title, and interest in and to the Judgments in consideration for the Company's promise to pay the Seller the aggregate sum of $320,000.00 in accordance with a payment schedule included in the JPA.